Form 10QSB
period 2005-03-31
COMMON HORIZONS INC
filed 2005-05-23
CIK 1279704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to __________

Commission File Number: 333-119366

Common Horizons, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	72-1580195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 Tam O’Shanter, Las Vegas, Nevada 89109
(Address of principal executive offices)

702-989-0739
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 common shares as of May 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005;
(b)	Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

COMMON HORIZONS
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$55
Total current assets	55

Total assets	$55

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$58,213
Loan from stockholder	54,971
Accrued interest on note from stockholder	1,146
Total current liabilities	114,330

Total liabilities	114,330

Commitments and contingencies	--

Stockholders' deficit
Common stock; $.001 par value; 25,000,000 shares
authorized, 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	4,500
Accumulated deficit during development stage	(129,275)
Total stockholders' deficit	(114,275)

Total liabilities and stockholders' deficit	$55

See Accompanying Notes to Financial Statements

COMMON HORIZONS
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

			(Date of Inception)
	For the three months ended	For the three months ended	through
	March 31, 2005	March 31, 2004	March 31, 2004

Revenues	$--	$--	$--

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Depreciation	--	--	--
Stock based compensation	--	--	--
Selling general and administrative	27,025	15,818	129,275
Total operating expenses	27,025	15,818	129,275

Other income (expense)
Interest expense	--	--	--

Loss from operations	(27,025)	(15,818)	(129,275)

Provision for income taxes	--	--	--

Net loss	$(27,025)	$(15,818)	$(129,275)

Basic loss per common share	$(0.00)	$(0.01)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	10,500,000	2,500,000	9,214,286

See Accompanying Notes to Financial Statements

COMMON HORIZONS
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

			From January 28, 2004
			(Date of Inception)
	For the three months ended	For the three months ended	through
	March 31, 2005	March 31, 2004	March 31, 2004

Cash flows from operating activities:
Net loss	$(27,025)	$(15,818)	$(129,275)
Changes in operating assets and liabilities:
Change in accounts payable	26,633	--	58,213
Change in accrued interest	313	--	1,146
Net cash used by operating activities	(79)	(15,818)	(69,916)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	200	15,000
Proceeds from loans from shareholder	--	24,500	54,971
Net cash provided by financing activities	--	24,700	69,971

Net change in cash	(79)	8,882	55

Cash, beginning of period	134	--	--

Cash, end of period	$55	$8,882	$55

See Accompanying Notes to Financial Statements

COMMON HORIZON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of Common Horizon, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $129,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.    Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated on January 28, 2004, under the laws of the state of Nevada for the purpose of establishing and developing business through the CommonHorizons.com web site.

We intend to develop and operate an Internet-based specialty Web Portal site for which our registered members will pay approximately $2.50 per month pre-paid annually (actually priced at $29.95 annually). Management set our membership fee at $29.95 annually because this fee is comparable to the fees charged by other Internet service providers. For an introductory one month period after registration, members can use our web site for free in order to become familiar with its content and services. In the event that a member cancels their membership within the first month after registration, we will refund their entire membership fee. Members who cancel their membership after one of registration will not be entitled to any refund.

Our web site will function as an online support center for individuals who need help in coping with the emotional and mental trauma of impending death, major illness and disability, affecting either themselves or close family and friends. In the event of death, the site will also help surviving family and close friends deal with grieving and carrying-on with their lives. Our web site will provide a variety of online content and forums where people facing these all too common life challenges can seek and share information and support.

Our web site will be operated on a commercial basis and our plan is to have Internet revenue sources such as access fees, e-magazine/newsletter advertising, and the sale of holistic products such as vitamins and books.

Website Development

Our plan of operations for the development our website as described below was designed with the objective of providing visitors and members with speedy access, reliability, privacy and security.

We completed the initial work on our website, which included the construction of our logo design, web design, and site concept at a cost of $25,000 to the company. The second and final step to complete the initial development work requires that we retain a consultant to develop the interactive user features, an administrative module, and then integrate and test these features. The establishment of interactive user features is essential in order to provide our members with the intended services. An administrative module is essential for us to maintain and secure the information of our members. Our management is currently seeking estimates for these services. We will need to seek additional financing prior to being able to complete the initial site development work.

Following completion of the initial website development work, we plan to further increase the speed and reliability of our service by hosting the website on Company-owned servers and related telecommunications equipment that will utilize bandwidth capacity sufficient to handle a high volume of visitors and members. We plan to maintain the site hardware at a reputable third-party “server park” operator. We also plan to establish an arrangement with an independent party to backup the hosting facilities should we encounter difficulties with our primary operator. At the present time, no agreement or oral understandings are in place with a primary operator or independent party that will provide backup support. Management anticipates that the implementation of these steps to improve the reliability of our service will occur only after we are able to secure additional financing. We plan to implement these steps within six to twelve months following the receipt of additional financing, provided we are successful in securing additional financing.

After our CommonHorizons.com website is fully developed, we intend to add the ability to continuously monitor capacity demands on our site so that we can grow our infrastructure software and hardware resources should market demand increase. We intend to proactively manage our operations against actual site usage.

Marketing

Over the next twelve months we plan to design and implement sales and marketing efforts in order to attract visitors to our site. Our initial plan is to market our service and direct Internet users to our website by seeking relationships with other companies or organizations that maintain websites. We plan to establish agreements with these companies or organizations where they would place on their website information about our service and links to our website in return for us providing the same with respect to their service. Our management also intends to introduce our website to established medical agencies and societies, hospitals, clinics and specialist medical practitioners. At the present time, we have not entered into any agreements with any institutions, companies, or organizations that maintain websites.

Over the next twelve months we also plan to initiate an email marketing campaign that will be targeted to medical agencies, charities, hospitals, and medical practitioners. We intend to purchase email addresses and send mass emails that are designed to attract visitors to our site. Management anticipates that this email marketing campaign coupled with links to our website from other health related websites will build awareness and eventual memberships for our service. In addition, management anticipates that these marketing efforts will also result in a number of personal referrals to visit our website. We intend to reinforce referrals through existing members by sending all members a professionally designed and produced e-magazine or e-newsletter each month containing information and updates on our services. We also intend to purchase physical addresses and conduct a mailing of marketing materials once every three months.

We intend to purchase these contacts from providers of sales are marketing leads such as infoUSA, Inc. Our management expects to incur costs of $0.02 - $0.03 per email address and $0.03 - $0.05 for physical addresses. We expect to initially purchase 10,000 email addresses. The quantity of future purchases of email addresses is unknown because management will evaluate the impact of our initial purchase of email addresses and this marketing campaign on our business. The marketing campaign will not be affected by recent legislation regarding spam because we will only purchase contact information for individuals and entities that have not indicated that they do not wish to receive solicitations and promotional information.

We are still in the process of developing other sales and marketing efforts to attract visitors to our site. Some of these ideas include the following:

•
develop relationships with medical agencies, charities, hospitals and medical practitioners where they would permit brochure distribution detailing our service and the support network we plan on establishing;

•	contact publications with the intention that articles and publicity that they may generate would further create awareness of our service and support network;

•	run a print advertisement in trade and other specialist publications in the health care industry; and

•	create a member referral program that will provide referring members a two month free extension of their membership for each new member they refer

We plan to regularly evaluate the effectiveness of our marketing methods, primarily by analyzing member registration statistics and tracking the referral source in order to refine our ongoing marketing campaign. We will use input from member contacts to determine what marketing methods and incentives prove most effective.

Changes in Number of Employees

We intend to hire employees to handle the additional demands associated with the growth of our business when needed. Additional employees may be hired for sales and marketing, technical support, website management, as well as administration. The time period that we expect to hire additional employees is affected by the development of our business plan and our ability to secure additional financing. The number of employees that we expect to hire is directly related to the number of members who subscribe to our website. These factors are unknown at the present time. As a result, our management is unable to provide a timeline for hiring additional employees or the number of employees that we may need to hire.

Anticipated Expenses and Need for Additional Financing

Following the initial site development work and establishment of our CommonHorizons.com website, we will require significant funds to purchase additional software, hardware, and to monitor and improve the functionality of our website. The cost of purchasing software and hardware to service our operations is estimated to be in the range of $5,000 to $10,000. The costs of the physical siting of the server(s) and their ongoing upkeep will be handled under contract by a third-party professional hosting

(“server park”) organization in order to minimize Common Horizons investment in expensive telecommunication lines, environment control (HVAC) and security equipment and related facilities.

Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1.	$110,000 in connection with the completion and development of our website which includes the purchase of software and hardware;

2.	$100,000 in connection with the implementation of our marketing and sales plan;

3.	$100,000 in connection with general and administrative expenses;

4.	$26,250 in connection with the payment of debt obligations; and

5.	$20,000 for operating expenses, including professional legal and accounting expenses associated with our obligations under the Securities Exchange Act of 1934.

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of March 31, 2005, we had cash in the amount of $55. We have forecasted expenditures of $356,250 for the next twelve months as set forth above. Therefore, we will require financing in the approximate amount of $360,000 to pursue our business plan for the next twelve months. Management is currently working to raise additional capital. We are considering a plan to offer equity securities in an exempt offering as a means of raising capital to meet our financial requirements over the next twelve months. If we are unable to obtain additional financing, our business will fail. We do not have any formal commitments or arrangements for the advancement or loan of funds.

For the next twelve months, we will require significant addition capital to support our business infrastructure including costs of operation following development of the Common Horizons Web Portal. Our ability to execute upon our business plan for the next twelve months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business will fail.

Results of Operations for Period Ending March 31, 2005

We have not earn any revenues from inception through the period ending March 31, 2005. We do not anticipate earning revenues until such time that the Common Horizons Web Portal is fully developed and operational. Our expected revenues will likely be comprised of member access services revenues, paid advertisements, and vitamin and book sales.

We incurred operating expenses in the amount of $129,275 for the period from inception on January 28, 2004 to March 31, 2005. These operating expenses are primarily attributable to general and administrative expenses associated with the initial development of the Common Horizons Web Portal, legal expenses, and consulting fees. During the three month period ended March 31, 2005, we incurred $27,025 in expenses which were entirely attributable to legal and accounting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our website being operational, the implementation of our sales and marketing plan, and professional fees to be incurred in connection with our obligations as a reporting company under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $27,025 for the three months ended March 31, 2005 and a net loss of $129,275 for the period from inception on January 28, 2004 to March 31, 2005. Our losses were entirely attributable to operating expenses.

Liquidity and Capital Resources

We had cash of $55 as of March 31, 2005. We had a working capital deficit of $114,275 as of March 31, 2005.

As of March 31, 2005, we had insufficient capital to support our intermediate term cash requirements. We must raise additional capital to achieve our business goals and to continue operations. Management is planning to offer equity securities in an exempt offering.

We have not attained profitable operations and are dependent upon obtaining financing to continue operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Edward F. Panos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2005, the registration statement filed on Form SB-2 (Commission file number 333-119366) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 5,500,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year ending March 31, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Common Horizons, Inc.

Date:	May 23, 2005

By:/s/ Edward F. Panos Edward F. Panos Title: President and Chief Executive Officer