Form 10QSB
period 2005-09-30
NOVELOS THERAPEUTICS, INC.
filed 2005-11-08
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

Number of shares outstanding of the issuer's common stock as of the latest practicable date: 27,911,199 shares of common stock, $.00001 par value per share, as of November 4, 2005.

Transitional Small Business Disclosure Format (check one):    Yes       No

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,830,451	$10,356
Restricted cash	195,726	—
Accounts receivable	—	12,584
Prepaid expenses and other current assets	631,920	79,631
Total current assets	5,658,097	102,571
PROPERTY AND EQUIPMENT, NET	21,660	—
DEPOSITS	9,656	6,000
TOTAL ASSETS	$5,689,413	$108,571
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$689,869	$2,026,171
Accrued interest	5,700	397,612
Notes payable to stockholders	—	2,017,931
Current portion of long-term debt	—	1,840
Total current liabilities	695,569	4,443,554
DEPOSIT ON CONVERTIBLE PREFERRED STOCK, SERIES B	—	1,142
DEFERRED REVENUE	—	12,584
DEFERRED RENT	—	250
Total liabilities	695,569	4,457,530
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.00001 par value; 7,000 shares authorized:
Series A 8% cumulative convertible preferred stock; 3,000 shares issued and outstanding at September 30, 2005	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004; 27,818,700 and 4,426,126 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	278	44
Additional paid-in capital	19,687,231	7,998,110
Accumulated deficit	(14,693,665)	(12,345,157)
Treasury stock (195,672 shares at December 31, 2004), at cost	—	(1,956)
Total stockholders' equity (deficit)	4,993,844	(4,348,959)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,689,413	$108,571

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended
September 30, 2005 and September 30, 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
REVENUES:
Sales of samples	$12,584	—	$12,584	—
Total revenues	12,584	—	12,584	—
COSTS AND EXPENSES:
Research and development	360,628	$48,511	813,716	$223,588
General and administrative	612,696	142,178	1,018,677	370,017
Total costs and expenses	973,324	190,689	1,832,393	593,605
OTHER INCOME (EXPENSE):
Consulting revenue	—	320	—	13,374
Interest income	8,077	—	9,693	95
Interest expense	(3,209)	(53,917)	(109,102)	(154,652)
Miscellaneous	1,000	2,040	4,297	3,708
Gain on forgiveness of debt	—	—	2,087,531	—
Restructuring expense	—	—	(2,521,118)	—
Total other income (expense)	5,868	(51,557)	(528,699)	(137,475)
NET LOSS	(954,872)	(242,246)	(2,348,508)	(731,080)
ACCRETION ON CONVERTIBLE PREFERRED STOCK, SERIES A	—	—	—	(69,541)
ACCRETION ON CONVERTIBLE PREFERRED STOCK, SERIES B	—	—	—	(67,267)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(954,872)	$(242,246)	$(2,348,508)	$(867,888)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.04)	$(0.05)	$(0.12)	$(0.28)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	27,228,700	4,426,126	19,689,732	3,117,868

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended
September 30, 2005 and September 30, 2004

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,348,508)	$(731,080)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,303	2,448
Stock-based compensation	168,186	5,901
Gain on forgiveness of debt	(2,087,531)	—
Loss on cancellation of escrow agreement	—	1,957
Common stock issued for restructuring expense	2,521,118	—
Increase (decrease) in:
Accounts receivable	12,584	—
Prepaid expenses and other current assets	(50,556)	(2,758)
Accounts payable and accrued expenses	(40,325)	327,580
Accrued interest	51,451	120,512
Deferred revenue	(12,584)	—
Deferred rent	250	500
Cash used in operating activities	(1,784,612)	(274,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,963)	—
Increase in restricted cash	(195,726)	—
Deposits	(4,798)	—
Cash used in investing activities	(223,487)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	2,680,000	—
Net proceeds from issuance of common stock	3,819,034	—
Payments of long-term debt	(1,840)	(2,088)
Proceeds from issuance of promissory notes	850,000	100,000
Payment of promissory notes	(519,000)	—
Cash provided by financing activities	6,828,194	97,912
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,820,095	(177,028)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	10,356	183,365
CASH AND EQUIVALENTS, END OF PERIOD	$4,830,451	$6,337

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended
September 30, 2005 and September 30, 2004

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid during the period for:
Interest	$57,461	$33,750
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Common stock issued for services	$156,250	$—
Common stock issued for accrued services	$216,000	$—
Common stock issued on conversion of promissory notes	$1,727,000	$—
Common stock issued in exchange for accounts payable	$544,221	$—
Common stock issued for accrued interest	$100,000	$—
Accounts payable forgiven	$773,599	$—
Accrued compensation forgiven	$360,357	$—
Accrued interest forgiven	$343,363	$—
Accrued liability for amounts included in prepaid expenses	$372,450	$—

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

The 2004 financial statements were prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The opinion of the independent registered public accounting firm issued in connection with the audit of Novelos' financial statements for the year ended December 31, 2004 contained a qualification as to Novelos' ability to continue as a going concern. As discussed further in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis or Plan of Operation" below, Novelos has raised both debt and equity financing since January 1, 2005. At September 30, 2005, the Company had stockholders' equity of approximately $5.0 million and unrestricted cash and equivalents of approximately $4.8 million.

The Company's continuation as a going concern is dependent upon its ability to continue business development, obtain United States Food and Drug Administration ("FDA") approval to market its products, create sales, meet its obligations, raise additional capital financing and, ultimately, attain profitable operations. Management is continuing its efforts to obtain additional funds through registered or private placement offerings and possible collaborative arrangements so that the Company can continue to meet its obligations and sustain operations.

Restricted cash represents cash placed in escrow as contractually required under an employment agreement with an officer.

2.	MERGER AND RESTRUCTURING

On May 26, 2005, Nove Acquisition, Inc., a wholly-owned subsidiary of Common Horizons, Inc., a Nevada corporation ("Common Horizons"), merged with and into Novelos such that Novelos was the surviving corporation and became a wholly-owned subsidiary of Common Horizons. All outstanding shares of common stock of Novelos were converted into an equal number of shares of common stock of Common Horizons. In addition, each option and warrant to acquire shares of common stock of Novelos was converted into the right to acquire an equal number of shares of common stock of Common Horizons at the exercise price stated in the original option or warrant. All treasury stock (195,672 shares) was retired.

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

On May 27, 2005, Common Horizons sold 87 units, each unit consisting of 20,000 shares of common stock and warrants expiring on August 9, 2008 to purchase 10,000 shares of common stock at a purchase price of $2.25 per share (a "Unit"), in a private placement transaction to accredited investors. Common Horizons received $1,725,000 in cash as a result of such sale of Units. Holders of convertible debt of Common Horizons in the amount of $450,000 converted the debt into 18 of the 87 Units. In connection with the closing, Common Horizons paid commissions and finders fees consisting of $217,500 in cash and warrants expiring August 9, 2010 to purchase 152,000 shares of common stock of Common Horizons at a price of $2.00 per share.

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

On June 29, 2005, the Company completed a second closing of its private placement of Units. The Company sold 33 Units for aggregate gross proceeds of $825,000. The Company issued to the accredited investors an aggregate of 660,000 shares of its common stock and warrants to purchase an aggregate of 330,000 shares of its common stock. In connection with this second closing, the Company paid commissions and finders fees consisting of $80,500 and warrants expiring August 9, 2010 to purchase 64,000 shares of common stock of the Company at an exercise price of $2.00 per share.

On July 29, 2005, the Company completed a third closing of its private placement of Units. The Company sold 46 Units, which resulted in aggregate gross proceeds to the Company of $1,150,000. The Company issued to the accredited investors an aggregate of 920,000 shares of its common stock and warrants to purchase an aggregate of 460,000 shares of its common stock. In connection with this closing, the Company paid commissions and finders fees consisting of $105,000 and warrants expiring August 9, 2010 to purchase 82,000 shares of common stock of the Company at a price of $2.00 per share.

On August 9, 2005, the Company completed a fourth closing of its private placement of Units. The Company sold 34 Units, receiving $750,000 in cash as a result of such sale, and converting accrued interest of $100,000 into Units. The Company issued to the accredited investors an aggregate of 680,000 shares of its common stock and warrants to purchase an aggregate of 340,000 shares of its common stock. In connection with this closing, the Company paid finders fees consisting of $58,000 and warrants expiring August 9, 2010 to purchase 42,000 shares of common stock of the Company at a price of $2.00 per share.

On August 9, 2005, the Company repaid the stockholder notes described in Note 8 in the principal amount of $500,000 with proceeds from the private placement of Units.

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

The Company is obligated to file a registration statement covering the shares of common stock and common stock issuable in the private placement within 60 days (October 8, 2005) and to cause the registration statement to be declared effective within 180 days (February 5, 2006) following the last closing date of such sale of Units. The Company is obligated to pay the investors an amount equal to two percent (2%) of the purchase price of the Units purchased by them for each 30-day period following such date that the registration statement has not been filed or declared effective, as the case may be. The Company has not as yet filed the required registration statement and has recorded an accrued liability of $200,000 as of September 30, 2005 for such payments. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 15% per annum. The Company anticipates filing the required registration statement by mid-November 2005.

The sale of the Series A preferred stock and warrants described in Note 11, resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants described above. Such adjustment reduced the exercise price of such warrants from $2.00 and $2.25 to $1.65 per share of common stock.

3.	STOCK-BASED COMPENSATION

The Company accounts for stock option awards granted to directors and employees (collectively, employees) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the three months ended September 30, 2005 and 2004, respectively, there is no stock-based employee compensation cost for options granted to employees under the plan as none have been granted at exercise prices below the fair market value of the underlying stock. For the nine months ended September 30, 2005 and 2004, respectively, there was no stock-based employee compensation cost for options granted to employees under the plan as none have been granted at exercise prices below the fair market value of the underlying stock. For those options granted at exercise prices equal to or greater than the fair market value of the underlying stock on the date of the grant, the Company applies the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The table below illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS 123.

For purposes of pro forma disclosures, the estimated fair value of the stock options was amortized over the stock options' vesting periods. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair market value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss attributed to common stockholders and net loss per share attributed to common stockholders would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributed to common stockholders as reported	$(954,872)	$(242,246)	$(2,348,508)	$(867,888)
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(45,915)	(1,318)	(50,244)	(3,954)
Pro forma net loss attributed to common stockholders	$(1,000,787)	$(243,564)	$(2,398,752)	$(871,842)
Basic and diluted net loss attributed to common stockholders per share:
As reported	$(0.04)	$(0.05)	$(0.12)	$(0.28)
Pro forma	$(0.04)	$(0.06)	$(0.12)	$(0.28)

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. Since the Company has a net loss for all periods presented, the inclusion of stock options and warrants in the computation is antidilutive. Accordingly, basic and diluted net loss per share is the same.

For the three and nine months ended September 30, 2005 and 2004, options to purchase 2,627,651 and 952,651 shares of common stock, respectively, and warrants to purchase 4,768,402 and 0 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three and nine months ended September 30, 2005 and 2004, respectively, because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

7.	NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued SFAS No.123 (revised 2004), Share-Based Payment, ("SFAS 123R"), which will be effective for the year ending December 31, 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company's employee stock option plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation expense related to stock option grants the Company issues to employees under its stock option plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense and therefore will have an adverse effect on the Company's reported results of operations. Note 3 above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the three- and nine-month periods ended September 30, 2005 and 2004, respectively.

8.	NOTES PAYABLE TO STOCKHOLDERS

In December 2004, Novelos received $100,000 in exchange for a demand secured note payable. In January 2005, Novelos received $400,000 from the same individual in exchange for a demand secured note payable. The notes bore interest at 6% per annum and were repayable following the closing of one or more equity financings that resulted in aggregate gross proceeds of at least $5,000,000 to Novelos. In exchange for these loans and the individual's commitment to provide additional financing of up to $500,000 through August 2005, this individual received in January 2005, 10,000,000 shares of common stock of Novelos. These loans allowed Novelos to sustain its operations until permanent equity, as described in Note 2, was obtained. The Company closed equity financings by means of the private placements described in Note 2, which resulted in $5,000,000 in aggregate gross proceeds to the Company. The Company repaid these notes on August 9, 2005 with proceeds from these equity financings.

9.	COMMITMENTS

On May 11, 2005, Novelos entered into a one-year lease for office space, commencing September 1, 2005, at an annual rent of $58,000. Novelos was previously a tenant-at-will under a prior sublease agreement with a third party.

In connection with the restructuring of Novelos' debt described in Note 2, on May 6, 2005, Novelos agreed to reimburse a vendor, after the expiration of the 18-month holding period and the sale of its 50,000 shares of common stock of Novelos, the difference, if any, between the amount realized upon the sale of these shares and $79,000.

10.	RELATED-PARTY TRANSACTIONS AND COMMITMENTS

One of the Company's directors is the majority shareholder of ZAO Bam. Pursuant to a royalty and technology transfer agreement between the Company and ZAO Bam, the Company is required to make royalty payments equal to 1.2% of net sales of oxidized glutathione-based products. The Company is also required to pay ZAO Bam $2 million for each new oxidized glutathione-based drug within eighteen months following FDA approval of such drug.

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

See Notes 8 and 11 in regard to transactions with certain stockholders.

11.	CONVERTIBLE PREFERRED STOCK

On September 30, 2005, the Company sold a share of its Series A 8% cumulative convertible preferred stock, par value $0.00001 per share, and warrants to purchase 303 shares of its common stock for a purchase price of $1,000. The warrants expire in five years and have an exercise price of $2.00 per share. The Company sold an aggregate of 3,000 shares of Series A preferred stock and warrants to purchase an aggregate of 909,090 shares of common stock to three institutional investors, one of which was a previous investor in the Company and the remaining two being related to that investor, for aggregate net proceeds of $2,680,000.

The Series A preferred stock has a dividend rate of 8% per annum, payable quarterly, which rate increases to 20% per annum on the second anniversary of the issuance. Such dividends may be paid in cash or in shares of Series A preferred stock. Each share of Series A preferred stock is initially convertible into 606 shares of common stock.

The Company has agreed to file a registration statement with the SEC to register 175% of the shares of common stock issuable upon conversion of the Series A preferred stock and 100% of the common stock issuable upon exercise of the warrants within 30 days of the date of issuance of the Series A preferred stock and cause it to become effective within 120 days of the date of such issuance. The Company is obligated to pay such investors two percent (2%) in cash of the purchase price of any Series A preferred stock not yet converted and the purchase price of shares issued upon conversion of the Series A preferred stock for each month or portion of a month during which the Company is delinquent with respect to these registration obligations. The Company has obtained a waiver of this requirement provided that the required registration statement is filed on or before November 16, 2005. If the registration statement is not filed by that date, the Company will be obligated to pay such investors two and one-half percent (2.5%) in cash of the purchase price of any Series A preferred stock not yet converted and the purchase price of shares issued upon conversion of the Series A preferred stock up and until December 1, 2005.

The Series A preferred stock is not redeemable at the option of the holder. However, the Company may redeem the Series A preferred stock for $1,200 per share plus any accrued but unpaid dividends upon 30 days' prior written notice if a registration statement has been filed with the SEC and declared effective by the SEC covering the shares of common stock of the Company issuable upon conversion of the Series A preferred stock and exercise of the warrants.

In connection with the sale of the Series A preferred stock and warrants, a stockholder, Margie Chassman, provided a financial enhancement to the investors in the form of an escrow of 2,000,000 shares of her common stock, to be drawn upon by the investors if their investment in the equity securities of the Company fail to provide a specified yield. The Company paid $150,000 to Ms. Chassman and her designee, for providing such financial enhancement.

The Company anticipates that its aggregate fees and expenses in connection with the sale of the Series A preferred stock and warrants will be approximately $320,000 (including the $150,000 fee payable to the stockholders).

The sale of the Series A preferred stock and warrants led to an anti-dilution adjustment to the exercise price of the outstanding warrants of the Company. The exercise price per share was reduced from $2.00 and $2.25 to $1.65 per share.

12	SUBSEQUENT EVENT

On October 3, 2005, the Company completed a second closing of its sale of Series A preferred stock and common stock purchase warrants. The Company sold an aggregate of 200 shares of its Series A preferred stock and 60,606 common stock purchase warrants pursuant to the same terms and conditions as described in Note 11 for net proceeds of $184,000.

In connection with the sale of the Series A preferred stock and warrants, Ms. Chassman provided a financial enhancement to the investors in the form of an escrow of 133,000 shares of her common stock, to be drawn upon by the investors if their investment in the equity securities of the Company fail to provide a specified yield. The Company paid $16,000 to Ms. Chassman and her designee, for providing such financial enhancement.

The Company is obligated to file a registration statement covering the shares of common stock and common stock issuable in the private placement within 60 days (October 8, 2005) and to cause the registration statement to be declared effective within 180 days (February 5, 2006) following the last closing date of such sale of Units. The Company is obligated to pay the investors an amount equal to two percent (2%) of the purchase price of the Units purchased by them for each 30-day period following such date that the registration statement has not been filed or declared effective, as the case may be. The Company has not as yet filed the required registration statement and has recorded an accrued liability of $200,000 as of September 30, 2005 for such payments. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 15% per annum. The Company anticipates filing the required registration statement by mid-November 2005.

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

Overview

We were established in 1996 to commercialize two promising oxidized glutathione-based compounds, NOV-002 and NOV-205, for the treatment of cancer and hepatitis. Both compounds have completed clinical trials in humans and have been approved for use in the Russian Federation where they were developed. NOV-002, marketed in Russia by an unrelated entity under the trade name GLUTOXIM®, has been administered to over 5,000 patients, demonstrating clinical efficacy and excellent safety data. The U.S.-based Phase 1/2 clinical study of NOV-002 in combination with chemotherapy for lung cancer has been completed, with positive results. A Phase 2B/3 study is expected to commence in 2006. The Company plans to file an IND with the FDA for NOV-205 as a mono-therapy for hepatitis C by year-end 2005.

NOV-002, our lead compound, is being developed to treat non-small cell lung cancer (NSCLC). NOV-002 is also being developed to treat refractory (that is, not responsive to chemotherapy) ovarian cancer. NOV-205 is being developed to treat chronic hepatitis C in the U.S.

We own all intellectual property rights worldwide (excluding Russia and other states of the former Soviet Union) related to both clinical compounds and other pre-clinical compounds based on oxidized glutathione.

We have devoted substantially all of our efforts towards the research and development of our product candidates. As of September 30, 2005, we have incurred approximately $4.6 million in research and development expense since our inception. We have had no revenue from product sales to date and have funded our operations through the sale of equity securities and debt financings. From our inception through September 30, 2005, we have raised approximately $12.7 million in equity and debt financings. We have never been profitable and have incurred an accumulated deficit of $14.7 million as of September 30, 2005.

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

On September 30, 2005, we sold in a private placement 3,000 shares of Series A preferred stock and warrants to purchase 909,090 shares of common stock for aggregate net proceeds of $2,680,000 and on October 3, 2005, we sold 200 shares of Series A preferred stock and warrants to purchase 60,606 shares of common stock for aggregate net proceeds of $184,000.

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

Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include: contract service fees such as amounts paid to clinical monitors; data management organizations and investigators in conjunction with clinical trials; fees paid to contract manufacturers in conjunction with the production of clinical materials; marketing; consulting fees; and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred, or we over- or underestimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation.    We have elected to follow Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair-value method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, or SFAS 123. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force, (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.

Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair-value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated.

For equity instruments granted or sold in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments based upon consideration of factors that we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to the corporate restructuring described in Note 2 to the financial statements above, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing; pricing of private sales of our convertible preferred stock; prior valuations of stock grants and the effect of events that occurred between the time of such grants; economic trends; and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

Prior to our corporate restructuring, the fair value of our common stock was determined by our board of directors contemporaneously with the grant. In the absence of a public trading market for our common stock, our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock. At the time of option grants and other stock issuances, our board of directors considered the liquidation preferences, dividend rights, voting control and anti-dilution protection attributable to our then-outstanding convertible preferred stock; the status of private and public financial markets; valuations of comparable private and public companies; the likelihood of achieving a liquidity event such as an initial public offering; our existing financial resources; our anticipated continuing operating losses and increased spending levels required to complete our clinical trials; dilution to common stockholders from anticipated future financings; and a general assessment of future business risks.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue.    Revenue for the three months ended September 30, 2005 was $12,584 compared to $0 for the three months ended September 30, 2004 and represented the recognition of a prior year's deferred revenue on sales of bulk drug samples to facilitate research activities. This revenue represents recognition of the remaining installment due on bulk drug sample sales. In lieu of cash, we accepted research and development services as final payment.

Research and Development.    Research and development expense for the three months ended September 30, 2005 was $360,628 compared to $48,511 for the three months ended September 30, 2004. Research and development expense consists of expenses incurred in identifying, developing and testing product candidates, which primarily consist of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, and costs of facilities. The $312,117, or 643%, increase in research and development expense was primarily due to increased funding of our preclinical, clinical and contract manufacturing activities, an increase in compensation costs due to an increase in headcount, and an increase in stock-based compensation. The closings of the private placement transaction during the quarters ended June 30, 2005 and September 30, 2005 and the corporate restructuring that occurred during the quarter ended June 30, 2005 allowed us to engage outside consultants and organizations to further research, develop and test our product candidates.

General and Administrative.    General and administrative expense for the three months ended September 30, 2005 was $612,696 compared to $142,178 for the three months ended September 30, 2004. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, investor relations, accounting, business development, and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, costs for public and investor relations and professional fees for legal and accounting services. The $470,518, or 331%, increase in general and administrative expense was primarily due to increased costs associated with our periodic filing requirements and increases related to professional and consulting fees, public and investor relations and public company recordkeeping. As described in Note 2, we also recorded a $200,000 expense during the three months ended September 30, 2005 relating to the late filing provision of the registration rights agreement associated with the sale of Units.

Interest Income.    Interest income for the three months ended September 30, 2005 was $8,077 compared to $0 for the three months ended September 30, 2004. The increase in interest income during the three months ended September 30, 2005 related to higher average cash balances in 2005, as a result of the financings described in Note 2, being placed in interest-bearing accounts.

Interest Expense.    Interest expense for the three months ended September 30, 2005 was $3,209 compared to $53,917 for the three months ended September 30, 2004. The $50,708, or 94%, decrease was due to lower average debt balances.

Nine Months Ended September 30, 2005 and 2004

Revenue.    Revenue for the nine months ended September 30, 2005 was $12,584 compared to $0 for the nine months ended September 30, 2004 and represented the recognition of a prior year's deferred revenue on sales of bulk drug samples to facilitate research activities. This revenue represents recognition of the remaining installment due on bulk drug sample sales. In lieu of cash, we accepted research and development services as final payment.

Research and Development.    Research and development expense for the nine months ended September 30, 2005 was $813,716 compared to $223,588 for the nine months ended September 30, 2004. Research and development expense consists of expenses incurred in identifying, developing and testing product candidates, which primarily consist of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, and costs of facilities. The $590,128, or 264%, increase in research and development expense was primarily due to increased funding of our preclinical, clinical and contract manufacturing activities, an increase in compensation costs due to an increase in headcount, and an increase in stock-based compensation. The private placement transactions, corporate restructuring and issuance of promissory notes during the nine months ended September 30, 2005 allowed us to engage outside consultants and organizations to further research, develop and test our product candidates.

General and Administrative.    General and administrative expense for the nine months ended September 30, 2005 was $1,018,677 compared to $370,017 for the nine months ended September 30, 2004. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, investor relations, accounting, business development, and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, costs for public and investor relations and professional fees for legal and accounting services. The $648,660, or 175%, increase in general and administrative expense was primarily due to our periodic filing obligations and increases in professional and consulting fees, public and investor relations and public company recordkeeping. We also incurred additional legal and consulting costs during the nine months ended September 30, 2005 in translating and filing our European patent applications. As described in Note 2, we also recorded a $200,000 expense during the nine months ended September 30, 2005 relating to the late filing provision of the registration rights agreement associated with the sale of Units.

Consulting Revenue.    Consulting revenue for the nine months ended September 30, 2005 was $0 compared to $13,374 for the nine months ended September 30, 2004. Consulting revenue recorded during the nine months ended September 30, 2004 primarily related to one consulting engagement that ended during the quarter ended June 30, 2004.

Interest Income.    Interest income for the nine months ended September 30, 2005 was $9,693 compared to $95 for the nine months ended September 30, 2004. The increase in interest income during the nine months ended September 30, 2005 over the comparable period in 2004 related to higher average cash balances in 2005, as a result of the financings described in Note 2, being placed in interest-bearing accounts.

Interest Expense.    Interest expense for the nine months ended September 30, 2005 was $109,102 compared to $154,652 for the nine months ended September 30, 2004. The $45,550, or 29%, decrease was due to lower average debt balances during the 2005 period.

Gain on Forgiveness of Debt.    Gain on forgiveness of debt for the nine months ended September 30, 2005 was $2,087,531 compared to $0 for the nine months ended September 30, 2004. On May 26, 2005, we exchanged indebtedness of $3,139,185 for 586,352 shares of our common stock with an aggregate deemed value of $732,940 and $318,714 in cash, which resulted in forgiveness of debt income of $2,087,531.

Restructuring Expense.    Restructuring expense for the nine months ended September 30, 2005 was $2,521,118 compared to $0 for the nine months ended September 30, 2004. On May 26, 2005, we revised an arrangement that requires us to pay future royalties, which resulted in the issuance of 2,016,894 shares of our common stock with an aggregate deemed value of $2,521,118.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt. As of September 30, 2005, we had approximately $4,830,000 in unrestricted cash and equivalents.

During the nine months ended September 30, 2005, cash of $1,785,000 was used in operations, primarily due to a net loss of $2,149,000, a $2,088,000 non-cash gain attributable to the forgiveness of debt, a decrease in prepaid expenses and other current assets of $51,000, and a decrease in accounts payable and accrued expenses of $40,000, offset by stock-based compensation expense of $168,000 and non-cash restructuring expenses of $2,521,000.

During the nine months ended September 30, 2005, cash of $223,000 was used in investing activities due to $23,000 in purchases of property and equipment, an increase in restricted cash of $195,000 and an increase in deposits of $5,000.

During the nine months ended September 30, 2005, financing activities provided cash of $6,828,000 consisting of net proceeds of $2,680,000 from the sale of preferred stock, net proceeds of $3,819,000 from the sale of units (each unit consisting of 20,000 shares of common stock and a warrant to purchase 10,000 shares of common stock), and $850,000 from the issuance of promissory notes, partially offset by $521,000 in payments on notes payable to stockholders and long-term debt. On October 3, 2005, we completed a second closing of our preferred stock financing and received net proceeds of $184,000 from the sale of our preferred stock.

We believe that our available cash and cash equivalents will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements until September 2006, assuming that our business plan is implemented successfully.

However, we believe that we will need to raise additional capital within the next twelve months in order to support the planned growth of our business. We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

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

The Company's independent registered public accounting firm has issued an opinion on the financial statements of the Company for the year ended December 31, 2004, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. As of August 9, 2005, the Company had restructured or repaid substantially all of its debt and closed private placements of common stock and common stock purchase warrants that resulted in aggregate net proceeds of $3,819,034 to the Company. On September 30, 2005, the Company sold 3,000 shares of its Series A 8% Cumulative Convertible Preferred Stock resulting in net proceeds of $2,680,000. On October 3, 2005 the Company sold 200 shares of its Series A 8% Cumulative Convertible Preferred Stock resulting in net proceeds of $184,000. Currently, the Company believes that it has available cash sufficient to meet its working capital requirements until September 2006, assuming its expense levels do not exceed its current plan. However, if the Company does not generate revenues or raise additional capital, it will not be able to sustain its operations at current levels beyond that date or earlier if expense levels increase.

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

In order to be commercially viable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute the Company's technologies. For each drug utilizing oxidized glutathione-based compounds, including NOV-002 and NOV-205, the Company must successfully meet a number of critical developmental milestones including:

•	demonstrate benefit from delivery of each specific drug for specific medical indications;

•	demonstrate through pre-clinical and clinical trials that each drug is safe and effective; and

•	demonstrate that the Company has established a viable Good Manufacturing Process capable of potential scale-up.

The time-frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones for any of the Company's intended products in development.

In addition to the risks previously discussed, the Company's technology is subject to additional developmental risks that include the following:

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

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials does not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug, resulting in delays to commercialization, and could materially harm the Company's business. The Company's clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for the Company's drugs, and thus the Company's proposed drugs may not be approved for marketing.

The Company may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review. The Company may encounter similar delays in foreign countries. Sales of the Company's products outside the U.S. would be subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. The Company may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that the Company requests.

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

In order to obtain regulatory approvals, the Company must demonstrate that each drug is safe and effective for use in humans and functions as a therapeutic against the effects of disease or other physiological response. To date, studies conducted in Russia involving the Company's NOV-002 and NOV-205 products have shown promising results and, in fact, NOV-002 has been approved for use there as an immunostimulant in combination with chemotherapy and antimicrobial therapy and indications such as tuberculosis, and NOV-205 has been approved there as a mono-therapy agent for the treatment of hepatitis B and C. Moreover, a U.S.-based Phase 1/2 clinical study involving 44 non-small cell lung cancer patients provided a favorable outcome and as a result the Company anticipates being able to commence a Phase 3 study of NOV-002 for non-small cell lung cancer in 2006. The Company also anticipates completing a Phase 2 trial for NOV-002 for ovarian cancer in early 2007. The Company further intends to file an Investigational New Drug Application "IND" for NOV-205 for hepatitis C by year-end 2005 and to complete a Phase 2 study in early 2007. There can be no assurance, however, that the Company can demonstrate that these products are safe or effective in advanced clinical trials. The Company is also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support the Company's applications for regulatory approval. As a result, the Company's drug and technology research program may be curtailed, redirected or eliminated at any time.

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

The Company relies solely on research and manufacturing facilities at various universities, hospitals contract research organizations and contract manufacturers for all of its research, development, and manufacturing, which could be materially delayed should the Company lose access to those facilities.

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

The Company currently maintains a good working relationship with such contractors. Should the situation change and the Company is required to relocate these activities on short notice, the Company does not currently have an alternate facility where the Company could relocate its research, development and/or manufacturing activities. The cost and time to establish or locate an alternative research, development and manufacturing facility to develop the Company's technology would be substantial and would delay gaining FDA approval and commercializing the Company's products.

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

The Company may rely on third-party contract research organizations, service providers and suppliers to support development and clinical testing of the Company's products. Failure of any of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of the Company's products, increase the Company's expenses and materially harm the Company's business, financial condition and results of operations.

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

Although the Company maintained product liability insurance coverage during the time of the NOV-002 Phase 1/2 clinical study, the Company does not currently have any product liability insurance or other liability insurance relating to clinical trials or any products or compounds. Currently, no clinical trials are ongoing. The Company cannot give assurances that it will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against the Company's potential liabilities. Furthermore, the Company's current and potential partners with whom the Company has collaborative agreements or the Company's future licensees may not be willing to indemnify the Company against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company remains in the research and development and clinical and pre-clinical trial phase of product commercialization. Accordingly, if the Company's products are approved for commercial sale, the Company will need to establish the capability to commercially manufacture the Company's product(s) in accordance with FDA and other regulatory requirements. The Company has limited experience in establishing, supervising and conducting commercial manufacturing. If the Company fails to adequately establish, supervise and conduct all aspects of the manufacturing processes, the Company may not be able to commercialize its products.

The Company presently plans to rely on third-party contractors to manufacture its products. This may expose the Company to the risk of not being able to directly oversee the production and quality of the manufacturing process. Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes or other unforeseeable acts that may delay production.

Due to the Company's limited marketing, sales and distribution experience, the Company may be unsuccessful in its efforts to sell its products, enter into relationships with third parties or develop a direct sales organization.

The Company has not yet had to establish marketing, sales or distribution capabilities for its proposed products. Until such time as the Company's products are further along in the regulatory process, the Company will not devote any meaningful time and resources to this effort. At the appropriate time, the Company intends to enter into agreements with third parties to sell its products or the Company may develop its own sales and marketing force. The Company may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with the Company's competitors.

If the Company does not enter into relationships with third parties for the sale and marketing of the Company's products, the Company will need to develop the Company's own sales and marketing capabilities. The Company has limited experience in developing, training or managing a sales force. If the Company chooses to establish a direct sales force, the Company may incur substantial additional expenses in developing, training and managing such an organization. The Company may be unable to build a sales force on a cost-effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, the Company will compete with many other companies that currently have extensive marketing and sales operations. The Company's marketing and sales efforts may be unable to compete against these other companies. The Company may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

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

The Company's long-term capital requirements are expected to depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of the Company's research and development programs;

•	progress with pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and the Company's ability to sell the Company's drugs;

•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of the Company's drugs;

•	competing technological and market developments;

•	market acceptance of the Company's products;

•	costs for recruiting and retaining management, employees and consultants; and

•	costs for training physicians.

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

The Company is an early stage enterprise that has heretofore operated with limited day-to-day business management, operating as a vehicle to hold certain technology for possible future exploration, and has been and will continue to be engaged in the development of new drugs and therapeutic technologies. As a result, the Company's resources are limited and the Company may experience management, operational or technical challenges inherent in such activities and novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to the Company's technology. The Company's competitors may develop drug delivery technologies and drugs that are more effective than the Company's intended products and, therefore, present a serious competitive threat to the Company.

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

The Company's success will depend to a significant degree upon the continued services of key management and advisors of the Company. There can be no assurance that these individuals will continue to provide service to the Company. In addition, the Company's success will depend on its ability to attract and retain other highly skilled personnel. The Company may be unable to recruit such personnel on a timely basis, if at all. The Company's management and other employees may voluntarily terminate their employment with the Company at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of the Company's products, loss of sales and diversion of management resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	Employment agreement with Christopher J. Pazoles dated July 15, 2005		10-QSB	August 15, 2005	10.4
10.2	Form of subscription agreement dated September 30, 2005		8-K	October 3, 2005	99.1
10.3	Form of Class A common stock purchase warrant dated September 30, 2005		8-K	October 3, 2005	99.3
10.4	Form of Share Escrow Agreement		8-K	November 3, 2005	10.3
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.
Date: November 8, 2005	By:	/s/ Harry S. Palmin
Harry S. Palmin President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	Employment agreement with Christopher J. Pazoles dated July 15, 2005		10-QSB	August 15, 2005	10.4
10.2	Form of subscription agreement dated September 30, 2005		8-K	October 3, 2005	99.1
10.3	Form of Class A common stock purchase warrant dated September 30, 2005		8-K	October 3, 2005	99.3
10.4	Form of Share Escrow Agreement		8-K	November 3, 2005	10.3
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X