Form 10QSB
period 2006-03-31
NOVELOS THERAPEUTICS, INC.
filed 2006-05-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

(617) 244-1616
(Issuer’s telephone number, including area code)

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,215,272 shares of common stock, $.00001 par value per share, as of May 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes       No

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVELOS THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$17,362,840	$4,267,115
Restricted cash	198,109	196,908
Prepaid expenses and other current assets	260,014	337,902
Total current assets	17,820,963	4,801,925
PROPERTY AND EQUIPMENT, NET	22,622	22,610
DEFERRED FINANCING COSTS	—	24,612
PREPAID EXPENSES	43,022	79,896
DEPOSITS	9,656	9,656
TOTAL ASSETS	$17,896,263	$4,938,699
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$469,899	$211,456
Accrued interest	5,700	5,700
Total current liabilities	475,599	217,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.00001 par value; 7,000 shares authorized:
Series A 8% cumulative convertible preferred stock; 3,264 shares issued and outstanding	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized; 39,215,272 and 27,921,199 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	392	279
Additional paid-in capital	34,172,914	20,119,820
Accumulated deficit	(16,752,642)	(15,398,556)
Total stockholders' equity	17,420,664	4,721,543
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,896,263	$4,938,699

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(unaudited)
COSTS AND EXPENSES:
Research and development	$641,523	$157,589
General and administrative	793,285	195,515
Total costs and expenses	1,434,808	353,104
OTHER INCOME (EXPENSE):
Interest income	80,722	176
Interest expense	—	(59,317)
Miscellaneous	—	1,501
Total other income (expense)	80,722	(57,640)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,354,086)	$(410,744)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.04)	$(0.03)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	30,927,952	12,592,793

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,354,086)	$(410,744)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,178	—
Stock-based compensation	227,517	1,403
Increase (decrease) in cash from:
Prepaid expenses	114,762	61,833
Accounts payable and accrued expenses	258,443	(5,569)
Accrued interest	—	59,157
Cash used in operating activities	(751,186)	(293,920)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,190)	—
Increase in restricted cash	(1,201)	—
Deferred financing costs	24,612	—
Cash from investing activities	21,221	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	13,888,940	(31,695)
Dividends paid	(64,000)	—
Proceeds from exercise of stock option	750	—
Payments of long-term debt	—	(771)
Proceeds from issuance of promissory notes	—	400,000
Cash provided by financing activities	13,825,690	367,534
INCREASE IN CASH AND EQUIVALENTS	13,095,725	73,614
CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,267,115	10,356
CASH AND EQUIVALENTS, END OF PERIOD	$17,362,840	$83,970
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$85

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Novelos Therapeutics, Inc. (‘‘Novelos’’ or the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest audited annual financial statements. Those audited financial statements are included in the Company’s report on Form 10-KSB, which was filed with the Securities and Exchange Commission (‘‘SEC’’) on March 27, 2006.

Restricted cash represents cash placed in escrow as contractually required under an employment agreement with an officer.

2.    MERGER AND RESTRUCTURING

On May 26, 2005, Nove Acquisition, Inc., a wholly-owned subsidiary of Common Horizons, Inc., a Nevada corporation (‘‘Common Horizons’’), merged with and into Novelos such that Novelos was the surviving corporation and became a wholly-owned subsidiary of Common Horizons. All outstanding shares of common stock of Novelos were converted into an equal number of shares of common stock of Common Horizons. In addition, each option and warrant to acquire shares of common stock of Novelos was converted into the right to acquire an equal number of shares of common stock of Common Horizons at the exercise price stated in the original option or warrant. All treasury stock (195,672 shares) was retired.

On May 26, 2005, indebtedness of Novelos in the amount of $3,139,185 was exchanged for 586,352 shares of common stock of Novelos with an aggregate deemed value of $732,940 and cash in the amount of $318,714, which resulted in forgiveness of debt income of $2,087,531. Also on May 26, 2005, holders of convertible notes of Novelos in the principal amount of $1,100,000 converted their notes into 1,760,000 shares of common stock of Novelos at a price of $0.625 per share. In addition, Novelos amended an arrangement for future royalty payments to a related party (see Note 10), which resulted in the issuance of 2,016,894 shares of its common stock with an aggregate deemed value of $2,521,118. These amounts were reflected in Novelos’ Statements of Operations for the second quarter ended June 30, 2005 as ‘‘Gain on forgiveness of debt’’ and ‘‘Restructuring expense.’’

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

On May 27, 2005, June 29, 2005, July 29, 2005 and August 9, 2005, the Company sold an aggregate of 200 units, each unit consisting of 20,000 shares of common stock and warrants expiring on August 9, 2008 to purchase 10,000 shares of common stock at a purchase price of $2.25 per share (a ‘‘Unit’’), in a private placement transaction to accredited investors for aggregate gross proceeds of $4,450,000 (and net cash proceeds of $3,715,000). Holders of $550,000 of convertible debt converted the debt into 22 of the Units. In connection with the private placement, the Company paid commissions and finders fees consisting of $461,000 and warrants expiring August 9, 2010 to purchase an aggregate of 412,112 shares of common stock of the Company at an initial exercise price of $2.00 per share. vFinance Investments, Inc. and Mercer Capital, Ltd. acted as placement agents on a best-efforts basis. Of the $461,000 paid in commissions and finders fees, the Company paid vFinance Investments, Inc. and Mercer Capital Ltd. $292,500. The Company also issued 125,000 shares of its common stock and warrants to purchase an aggregate of 264,236 shares of its common stock to vFinance Investments, Inc. and Mercer Capital Ltd. as consideration for placement services rendered in connection with the private placement.

On September 30, 2005, the Company sold in a private placement 3,000 shares of its Series A preferred stock and warrants to purchase 909,090 shares of common stock for net proceeds of $2,680,000 and on October 3, 2005, the Company sold in a private placement 200 shares of its Series A preferred stock and warrants to purchase 60,606 shares of common stock for net proceeds of $184,000.

The Company filed a registration statement with respect to the common stock issued in the private placements of Units and Series A preferred stock and the common stock issuable upon exercise of the warrants issued in the private placements of Units and Series A preferred stock. The registration statement was declared effective on December 15, 2005 and post-effective amendment no. 1 to the registration statement was declared effective on April 3, 2006.

The sale of the Series A preferred stock and warrants in September and October 2005 resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants issued in the private placement of Units. Such adjustment reduced the exercise price of such warrants from $2.00 and $2.25 to $1.65 per share of common stock.

Also, see footnote 8 for a description of further anti-dilution adjustments to the exercise price of the warrants issued in the private placement of Units and Series A preferred stock from $1.65 to $1.35.

3.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), Share-Based Payment (‘‘SFAS 123R’’), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first three months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (‘‘EITF’’) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Stock Option Plan.    The Company's incentive stock option plan (the ‘‘Plan’’), established in August 2000, provides for grants of options to purchase up to 73,873 post-split shares of common stock. Grants may be in the form of incentive stock options or nonqualified options. The board of directors determines exercise prices and vesting periods on the date of grant. Options generally vest annually over three years and expire on the tenth anniversary of the grant date. No options were exercised or cancelled during 2004, 2005 or during the three-month period ending March 31, 2006.

There was no stock option activity for the 2000 Plan for the two-year period ended December 31, 2005 or for the three-month period ending March 31, 2006. Options issued and outstanding under the Plan are as follows:

	Options Outstanding	Weighted− average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2005	73,873	$3.16	7.15	$57,989
Outstanding at March 31, 2006	73,873	$3.16	6.90	$52,962
Exercisable at $0.70 to $1.70 at March 31, 2006	30,942	$0.75	7.24	$35,395
Exercisable at $7.01 at March 31, 2006	27,240	$7.01	6.26	$0

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company's common stock at the end of the respective period and the exercise price of the underlying options.

Other Stock Option Activity.    During 2005 and 2004, the Company issued stock options to employees, directors and consultants outside of any formalized plan. These options, of which none had been exercised as of December 31, 2005 and of which 75,000 were exercised during the three-month period ending March 31, 2006, are exercisable within a ten-year period from the date of the grant, and vest at various intervals with all options being fully vested within two-to-three years of the grant date. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant.

As a result of the January 1, 2006 adoption of SFAS 123R and stock compensation expense related to options granted to non-employees, the Company recognized $227,517 in stock-based compensation expense for the three months ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair-value recognition provisions of SFAS 123R in the first quarter of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
Net loss attributed to common stockholders as reported	$(410,744)
Deduct: Stock-based employee compensation expense determined under fair value based method	(692)
Pro forma net loss attributed to common stockholders	$(411,436)
Basic and diluted net loss per share attributed to common stockholders
As reported	$(0.03)
Pro forma	$(0.03)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2006	2005
Volatility	0-80%	0%
Weighted average volatility	72%	0%
Risk-free interest rate	3.84-4.83%	3.95-4.83%
Expected life (years)	2-10	10
Dividend	None	None

Volatility is determined based on the Company’s estimate of fluctuation in its common stock price and its review of comparable public company data due to the limited amount of time that the Company’s common stock has been publicly traded. The expected life of stock options granted is based on the Company’s estimate of when options will be exercised in the future as there have been limited stock option exercises to date. The expected life is generally applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior within its employee population. The expected life of options that were granted prior to the Company’s stock becoming publicly traded was generally longer (10 years) than is currently estimated. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term ‘‘forfeitures’’ is distinct from ‘‘cancellations’’ or ‘‘expirations’’ and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of March 31, 2006 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended March 31, 2005 was $0.01. For the three months ended March 31, 2005, the Company granted 1,000,000 in stock options with a weighted average exercise price of $0.01. There were no options granted during the three months ended March 31, 2006.

A summary of stock option activity outside of any formalized plan as of March 31, 2006, and changes during the three-month period then ended, is presented below:

	Options Outstanding	Weighted− average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2005	2,653,778	$0.53	8.96	$4,236,268
Granted	—	—
Exercised	(75,000)	$0.01
Outstanding at March 31, 2006	2,578,778	$0.54	8.73	$3,861,103
Exercisable at $0.01 at March 31, 2006	1,804,033	$0.01	8.53	$3,391,581
Exercisable at $1.95 to $3.22 at March 31, 2006	112,500	$2.53	9.38	$0

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company's common stock at the end of the respective period and the exercise price of the underlying options.

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $134,250 and the total amount of cash received from exercise of these options was $750. The total grant-date fair value of stock options that vested during the three months ended March 31, 2006 was approximately $154,000.

As of March 31, 2006, there was approximately $560,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of .8 years. The Company expects 682,245 in unvested options that have been granted outside of any formalized plan to vest in the future.

4.    COMPREHENSIVE INCOME (LOSS)

The Company had no components of comprehensive income (loss) other than net loss in all of the periods presented.

5.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. Since the Company has a net loss for all periods presented, the inclusion of stock options and warrants in the computation is antidilutive. Accordingly, basic and diluted net loss per share are the same.

For the three months ended March 31, 2006 and 2005, options to purchase 2,652,651and 1,952,651 shares of common stock, respectively, and warrants to purchase 14,561,449 and 0 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

6.    INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (‘‘SFAS 109’’). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three months ended March 31, 2006 and 2005, respectively, because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

7.    NEW ACCOUNTING PRONOUNCEMENT

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (‘‘SFAS 154’’), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 became effective for the Company beginning January 1, 2006 and did not have a material impact on the Company’s financial position or results of operations.

8.    STOCKHOLDERS’ EQUITY

On March 7, 2006, the Company issued 11,154,073 shares of its common stock and warrants to purchase 8,365,542 shares of its common stock pursuant to a securities purchase agreement dated March 2, 2006 with 39 accredited investors for aggregate gross proceeds of $15,058,005. The warrants are exercisable until March 7, 2011 at an exercise price of $2.50 per share.

In April 2006 the Company registered the resale of the shares of common stock sold in the March 2006 offering and shares issuable upon exercise of the warrants. The Company was required to use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933, as amended, within 120 days after the closing of the offering. The Company is required to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registerable securities covered by the registration statement have been sold or the second anniversary of the closing. The registration statement was declared effective on April 19, 2006.

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

The sale of common stock and warrants described above resulted in an anti-dilution adjustment to the exercise price of certain outstanding warrants of the Company. Such adjustment reduced the exercise price of such warrants from $2.00 and $1.65 to $1.35 per share of common stock and increased the number of exercisable shares related to such warrants from 4,109,008 to 4,806,663. This sale also resulted in an anti-dilution adjustment to the conversion price of the Company’s Series A preferred stock from $1.65 to $1.35.

9.    COMMITMENTS

On January 31, 2006, the Company entered into an employment agreement with Harry Palmin effective January 1, 2006, whereby he agreed to serve as the Company’s president and chief executive officer for an initial term of two years at an annual salary of $225,000. He is eligible to receive an annual cash bonus at the discretion of the compensation committee and he is entitled to participate in the Company’s employee fringe benefit plans or programs generally available to the Company’s senior executives. The agreement provides that in the event that the Company terminates Mr. Palmin without cause or he resigns for good reason (as defined), the Company will (i) pay Mr. Palmin his pro rata share of the average of his annual bonus paid during the two fiscal years preceding his termination; (ii) pay Mr. Palmin his base salary for 11 months after the date of termination; (ii) continue to provide him benefits for 11 months after the date of termination; and (iii) fifty percent of his unvested stock options will vest. The agreement also contains a non-compete provision, which prohibits Mr. Palmin from competing with the Company for one year after termination of his employment with the Company.

In connection with the restructuring of Novelos’ debt described in Note 2, on May 6, 2005, Novelos agreed to reimburse a vendor, after the expiration of the 18-month holding period and sale of its 50,000 shares of common stock of Novelos, the difference, if any, between the amount realized upon the sale of these shares and $79,000.

10.    RELATED-PARTY TRANSACTIONS AND COMMITMENTS

One of the Company’s directors is the majority shareholder of ZAO Bam. Pursuant to a royalty and technology transfer agreement between the Company and ZAO Bam, the Company is required to make royalty payments equal to 1.2% of net sales of oxidized glutathione-based products. The Company is also required to pay ZAO Bam $2 million for each new oxidized glutathione-based drug within eighteen months following FDA approval of such drug.

The Company has also agreed to pay ZAO Bam 12% of all license revenues, as defined, in excess of the Company’s expenditures associated therewith, including but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses, provided however that such payment be no less than 3% of all license revenues.

Pursuant to an agreement that became effective on May 26, 2005, the Company is required to pay Oxford Group, Ltd. a royalty in the amount of 0.8% of the Company’s net sales of oxidized glutathione-based products. One of the Company’s directors and employees is president of Oxford Group, Ltd. As described in Note 2, the Company revised an arrangement for future royalty payments to Oxford Group, Ltd., which resulted in the issuance of 2,016,894 shares of common stock, including 907,602 shares to each of two directors of the Company, with an aggregate deemed value of $2,521,118.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘plans,’’ ‘‘projects,’’ ‘‘will,’’ ‘‘would’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our ‘‘critical accounting estimates’’ and the risk factors set forth below under the caption ‘‘Factors That May Affect Future Results.’’ Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

We are a biotechnology company, established in 1996, commercializing oxidized glutathione-based compounds for the treatment of cancer and hepatitis. NOV-002, the lead compound currently in Phase 3 development for lung cancer, is designed to act as a chemoprotectant and an immunomodulator. NOV-002 is also being developed to treat chemotherapy-resistant ovarian cancer and acute radiation injury. NOV-205, a second compound, is designed to act as a hepatoprotective agent with immunomodulating and anti-inflammatory properties. The FDA accepted our Investigational New Drug Application for NOV-205, and we anticipate starting a U.S. Phase 1b clinical trial for chronic hepatitis C by mid-2006. Both compounds have completed clinical trials in humans and have been approved for use in the Russian Federation where they were originally developed.

We own all intellectual property rights worldwide (excluding Russia and other states of the former Soviet Union) related to both clinical compounds and other pre-clinical compounds based on oxidized glutathione.

We have devoted substantially all of our efforts towards the research and development of our product candidates. As of March 31, 2006, we have incurred approximately $5.65 million in research and development expense since our inception. We have had no revenue from product sales to date and have funded our operations through the sale of equity securities and debt financings. From our inception through March 31, 2006, we have raised approximately $27.8 million in equity and debt financings. We have never been profitable and have incurred an accumulated deficit of $16.8 million as of March 31, 2006.

On May 26, 2005, we restructured certain of our indebtedness. We exchanged indebtedness of $3,139,185 for 586,352 shares of our common stock with an aggregate deemed value of $732,940, $318,714 in cash, and forgiveness of debt of $2,087,531. Also on May 26, 2005, holders of $1,100,000 of convertible notes payable exercised their option to convert their notes into 1,760,000 shares of common stock at a price of $0.625 per share. On May 26, 2005, we also revised certain of our royalty obligations. As a result, we issued 2,016,894 shares of our common stock with an aggregate deemed value of $2,521,118.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based on information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Those estimates and judgments are based on management’s historical experience, the terms of existing agreements, our observation of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

We believe that the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include: contract service fees such as amounts paid to clinical monitors; data management organizations and investigators in conjunction with clinical trials; fees paid to contract manufacturers in conjunction with the production of clinical materials; consulting fees; and professional service fees, such as to lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual billings received from such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred, or we over- or underestimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based on the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation.    Commencing on January 1, 2006 we began applying the provisions of SFAS 123R in accounting for stock-based compensation. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). Prior to January 1, 2006, we followed Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair-value method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. In the notes to our financial statements, we provide pro-forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force, (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.

Accounting for equity instruments granted or sold by us under APB 25, SFAS 123, SFAS 123R and EITF 96-18 requires fair-value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated. For equity instruments granted or sold in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments based on consideration of factors that we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to the corporate restructuring described in Note 2 to the financial statements above, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing; pricing of private sales of our convertible preferred stock; prior valuations of stock grants and the effect of events that occurred between the times of such grants; economic trends; and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Research and Development.    Research and development expense for the three months ended March 31, 2006 was $641,523 compared to $157,589 for the three months ended March 31, 2005. Research and development expense consists of expenses incurred in identifying, developing and testing product candidates, which primarily consist of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, and costs of facilities. The $483,934, or 307%, increase in research and development expense was primarily due to increased funding of our preclinical, clinical and contract manufacturing activities, an increase in compensation costs due to an increase in headcount, and an increase in stock-based compensation, primarily due to the effect (approximately $46,000) of the Company adopting the provisions of SFAS 123R during the quarter ended March 31, 2006. The closings of the private placement transactions during the quarters ended June 30, 2005 and September 30, 2005 and the corporate restructuring that occurred during the quarter ended June 30, 2005 allowed us to engage outside consultants and organizations to further research, develop and test our product candidates.

General and Administrative.    General and administrative expense for the three months ended March 31, 2006 was $793,285 compared to $195,515 for the three months ended March 31, 2005. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, investor relations, accounting, business development, and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, costs for public and investor relations, directors’ fees and professional fees for legal and accounting services. The $597,770, or 306%, increase in general and administrative expense was primarily due to increased costs associated with our periodic filing requirements and increases related to professional and consulting fees, public and investor relations, public company recordkeeping, an increase in compensation costs, and an increase in stock-based compensation, including the effect (approximately $15,000) of the Company adopting the provisions of SFAS 123R during the quarter ended March 31, 2006.

Interest Income.    Interest income for the three months ended March 31, 2006 was $80,722 compared to $176 for the three months ended March 31, 2005. The increase in interest income during the three months ended March 31, 2006 related to higher average cash balances in 2006, as a result of the financings described in Note 2, being placed in interest-bearing accounts.

Interest Expense.    Interest expense for the three months ended March 31, 2006 was $0 compared to $59,317 for the three months ended March 31, 2005. The decrease was due to all interest-bearing debt balances being paid off during 2005.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt. As of March 31, 2006, we had approximately $17,363,000 in unrestricted cash and equivalents.

During the three months ended March 31, 2006, cash of $751,000 was used in operations, primarily due to a net loss of $1,354,000, offset by non-cash stock-based compensation expense of $228,000, a decrease in prepaid expenses of $115,000 and an increase in accounts payable and accrued expenses of $258,000.

During the three months ended March 31, 2006, cash of $21,000 was provided by investing activities primarily due to a decrease of $25,000 in deferred financing costs.

During the three months ended March 31, 2006, financing activities provided net proceeds of $13,889,000 from the sale of common stock consisting of $13,826,000 of cash, offset by the payment of $64,000 in dividends on the Series A cumulative convertible preferred stock.

We believe that our available cash and equivalents will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements through September 2007, assuming that our business plan is implemented successfully.

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

The failure to complete development of the Company’s therapeutic technology, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain the Company’s ongoing business.

The Company’s research and development activities and the manufacture and marketing of the Company’s intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market the Company’s proposed products, the Company will have to demonstrate that the Company’s products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take many years to accomplish and require the expenditure of substantial financial, managerial and other resources.

In order to be commercially viable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute the Company’s technologies. For each drug utilizing oxidized glutathione-based compounds, including NOV-002 and NOV-205, the Company must successfully meet a number of critical developmental milestones including:

•	demonstrate benefit from delivery of each specific drug for specific medical indications;

•	demonstrate through pre-clinical and clinical trials that each drug is safe and effective; and

•	demonstrate that the Company has established a viable Good Manufacturing Process capable of potential scale-up.

The time-frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones for any of the Company’s intended products in development.

In addition to the risks previously discussed, the Company’s technology is subject to additional developmental risks that include the following:

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

In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because the Company or the Company’s clinical investigators do not follow the FDA’s requirements for conducting clinical trials. If the Company is unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, the Company would not be able to achieve any revenue from such product, as it is illegal to sell any drug or medical device for human consumption without FDA approval.

Data obtained from clinical trials is susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug, resulting in delays to commercialization, and could materially harm the Company’s business. The Company’s clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for the Company’s drugs, and thus the Company’s proposed drugs may not be approved for marketing.

The Company may encounter delays or rejections based on additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review. The Company may encounter similar delays in foreign countries. Sales of the Company’s products outside the U.S. would be subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. The Company may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that the Company requests.

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

The Company’s drugs or technology may not gain FDA approval in clinical trials or be effective as a therapeutic agent, which could affect the Company’s future profitability and prospects.

In order to obtain regulatory approvals, the Company must demonstrate that each drug is safe and effective for use in humans and functions as a therapeutic against the effects of disease or other physiological response. To date, studies conducted in Russia involving the Company’s NOV-002 and NOV-205 products have shown what the Company believes to be promising results and, in fact, NOV-002 has been approved for use there as an immunostimulant in combination with chemotherapy and antimicrobial therapy in indications such as tuberculosis, and NOV-205 has been approved there as a mono-therapy agent for the treatment of hepatitis B and C. However, Russian regulatory approval is not equivalent to FDA approval. Pivotal Phase 3 studies with a large number of patients, typically required for FDA approval, were not conducted for NOV-002 and NOV-205 in Russia. Further, all of the Company’s Russian clinical studies were completed prior to 2000 and may not have been conducted in accordance with current guidelines either in Russia or the United States.

A U.S.-based Phase 1/2 clinical study involving 44 non-small cell lung cancer patients provided what the Company believes to be a favorable outcome. As a result, the Company anticipates commencing a Phase 3 study of NOV-002 for non-small cell lung cancer in 2006. The Company also anticipates completing a Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer and a Phase 1b clinical study for NOV-205 for chronic hepatitis C in early 2007. There can be no assurance, however, that the Company can demonstrate that these products are safe or effective in advanced clinical trials. The Company is also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support its applications for regulatory approval. As a result, the Company’s drug and technology research program may be curtailed, redirected or eliminated at any time.

There is no guarantee that the Company will ever generate revenue or become profitable even if one or more of the Company’s drugs are approved for commercialization.

The Company expects to incur increasing operating losses over the next several years as it incurs increasing costs for research and development and clinical trials. The Company’s ability to generate revenue and achieve profitability depends upon the Company’s ability, alone or with others, to complete the development of the Company’s proposed products, obtain the required regulatory approvals and manufacture, market and sell the Company’s proposed products. Development is costly and requires significant investment. In addition, if the Company chooses to license or obtain the assignment of rights to additional drugs, the license fees for such drugs may increase the Company’s costs.

To date, the Company has not generated any revenue from the commercial sale of its proposed products or any drugs and does not expect to receive such revenue in the near future. The Company’s primary activity to date has been research and development. A substantial portion of the research results and observations on which the Company relies were performed by third-parties at those parties’ sole or shared cost and expense. The Company cannot be certain as to when or whether to anticipate commercializing and marketing the Company’s proposed products in development, and does not expect to generate sufficient revenues from proposed product sales to cover the Company’s expenses or achieve profitability in the near future.

The Company relies solely on research and manufacturing facilities at various universities, hospitals contract research organizations and contract manufacturers for all of its research, development, and manufacturing, which could be materially delayed should the Company lose access to those facilities.

At the present time, the Company has no research, development or manufacturing facilities of its own. The Company is entirely dependent on contracting with third parties to use their facilities to conduct research, development and manufacturing. The Company’s inability to have the facilities to conduct research, development and manufacturing may delay or impair the Company’s ability to gain FDA approval and commercialization of the Company’s drug delivery technology and products.

The Company currently maintains a good working relationship with such contractors. Should the situation change and the Company is required to relocate these activities on short notice, the Company does not currently have an alternate facility where the Company could relocate its research, development and/or manufacturing activities. The cost and time to establish or locate an alternative research, development and manufacturing facility to develop the Company’s technology would be substantial and would delay gaining FDA approval and commercializing the Company’s products.

The Company is dependent on the Company’s collaborative agreements for the development of the Company’s technologies and business development, which exposes the Company to the risk of reliance on the viability of third parties.

In conducting the Company’s research, development and manufacturing activities, the Company relies and expects to continue to rely on numerous collaborative agreements with universities, hospitals, governmental agencies, charitable foundations, manufacturers and others. The loss of or failure to perform under any of these arrangements, by any of these entities, may substantially disrupt or delay the Company’s research, development and manufacturing activities including the Company’s anticipated clinical trials.

The Company may rely on third-party contract research organizations, service providers and suppliers to support development and clinical testing of the Company’s products. Failure of any of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of the Company’s products, increase the Company’s expenses and materially harm the Company’s business, financial condition and results of operations.

The Company is exposed to product liability, clinical and preclinical liability risks that could create a substantial financial burden should the Company be sued, because the Company does not currently have product liability insurance above and beyond the Company’s general insurance coverage.

The Company’s business exposes it to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The Company cannot assure that such potential claims will not be asserted against it. In addition, the use in the Company’s clinical trials of pharmaceutical products that the Company may develop and then subsequently sell or the Company’s potential collaborators may cause the Company to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

Although the Company maintained product liability insurance coverage during the time of the NOV-002 Phase 1/2 clinical study, the Company does not currently have any product liability insurance or other liability insurance relating to clinical trials or any products or compounds. Currently, no clinical trials are ongoing, but the Company expects to be starting clinical trials in the second quarter of 2006. It is the Company’s intention to secure such insurance before new clinical trials are initiated. The Company cannot give assurances that it will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against the Company’s potential liabilities. Furthermore, the Company’s current and potential partners with whom it has collaborative agreements or the Company’s future licensees may not be willing to indemnify the Company against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on its business, financial condition and results of operations.

Acceptance of the Company’s products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay the Company’s ability to generate revenues.

The Company’s future financial performance will depend, at least in part, on the introduction and customer acceptance of the Company’s proposed products. Even if approved for marketing by the necessary regulatory authorities, the Company’s products may not achieve market acceptance. The degree of market acceptance will depend on a number of factors including:

•	the receipt of regulatory clearance of marketing claims for the uses that the Company is developing;

•	the establishment and demonstration of the advantages, safety and efficacy of the Company’s technologies;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	the Company’s ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing the Company’s intended products; and

•	the Company’s ability to market the Company’s products.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of the Company’s products. If the Company is unable to obtain regulatory approval or commercialize and market the Company’s proposed products when planned, the Company may not achieve any market acceptance or generate revenue.

The Company may face litigation from third parties who claim that the Company’s products infringe on their intellectual property rights, particularly because there is often substantial uncertainty about the validity and breadth of medical patents.

The Company may be exposed to future litigation by third parties based on claims that the Company’s technologies, products or activities infringe the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources and could harm the Company’s reputation. Most of the Company’s license agreements would likely require that the Company pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•	cease selling, incorporating or using any of the Company’s technologies and/or products that incorporate the challenged intellectual property, which would adversely affect the Company’s future revenue;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign the Company’s products, which would be costly and time-consuming.

If the Company is unable to adequately protect or enforce the Company’s rights to intellectual property or secure rights to third-party patents, the Company may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect such rights.

The Company’s ability to obtain licenses to patents, maintain trade secret protection and operate without infringing the proprietary rights of others will be important to the Company’s commercializing any products under development. Therefore, any disruption in access to the technology could substantially delay the development of the Company’s technology.

The patent positions of biotechnology and pharmaceutical companies, including the Company, that involve licensing agreements, are frequently uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued or in subsequent legal proceedings. Consequently, the Company’s patent applications and any issued and licensed patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. The Company’s competitors may also independently develop products similar to the Company’s or design around or otherwise circumvent patents issued or licensed to the Company. In addition, the laws of some foreign countries may not protect the Company’s proprietary rights to the same extent as U.S. law.

The Company also relies on trade secrets, technical know-how and continuing technological innovation to develop and maintain the Company’s competitive position. The Company generally requires the Company’s employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements. The Company’s competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer the Company’s information and techniques, or otherwise gain access to the Company’s proprietary technology. The Company may be unable to meaningfully protect the Company’s rights in trade secrets, technical know-how and other non-patented technology.

Although the Company’s trade secrets and technical know-how are important, the Company’s continued access to the patents is a significant factor in the development and commercialization of the Company’s products. Aside from the general body of scientific knowledge from other drug delivery processes and technology, these patents, to the best of the Company’s knowledge and based on the Company’s current scientific data, are the only intellectual property necessary to develop the Company’s products, including NOV-002 and NOV-205. The Company does not believe that it is or will be violating any patents in developing its technology.

The Company may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending the Company’s rights is expensive, could cause diversion of the Company’s resources and may not prove successful. Any failure to enforce or protect the Company’s rights could cause it to lose the ability to exclude others from using the Company’s technology to develop or sell competing products.

The Company has limited manufacturing experience and if the Company’s products are approved the Company may not be able to manufacture sufficient quantities at an acceptable cost, or may be subject to risk that contract manufacturers could experience shut-downs or delays.

The Company remains in the research, development and clinical and pre-clinical trial phase of product commercialization. Accordingly, if the Company’s products are approved for commercial sale, the Company will need to establish the capability to commercially manufacture the Company’s product(s) in accordance with FDA and other regulatory requirements. The Company has limited experience in establishing, supervising and conducting commercial manufacturing. If the Company fails to adequately establish, supervise and conduct all aspects of the manufacturing processes, the Company may not be able to commercialize its products.

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

Due to the Company’s limited marketing, sales and distribution experience, the Company may be unsuccessful in its efforts to sell its products, enter into relationships with third parties or develop a direct sales organization.

The Company has not yet had to establish marketing, sales or distribution capabilities for its proposed products. Until such time as the Company’s products are further along in the regulatory process, the Company will not devote any meaningful time and resources to this effort. At the appropriate time, the Company intends to enter into agreements with third parties to sell its products or the Company may develop its own sales and marketing force. The Company may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with the Company’s competitors.

If the Company does not enter into relationships with third parties for the sale and marketing of the Company’s products, the Company will need to develop the Company’s own sales and marketing capabilities. The Company has limited experience in developing, training or managing a sales force. If the Company chooses to establish a direct sales force, the Company may incur substantial additional expenses in developing, training and managing such an organization. The Company may be unable to build a sales force on a cost-effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, the Company will compete with many other companies that currently have extensive marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete against these other companies. The Company may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

The Company may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to the Company;

•	fail to adequately market the Company’s products;

•	cease operations with little or no notice; or

•	offer, design, manufacture or promote competing products.

If the Company fails to develop sales, marketing and distribution channels, the Company would experience delays in product sales and incur increased costs, which would harm the Company’s financial results.

If the Company is unable to convince physicians as to the benefits of the Company’s intended products, the Company may incur delays or additional expense in the Company’s attempt to establish market acceptance.

Broad use of the Company’s products may require physicians to be informed regarding these products and their intended benefits. The time and cost of such an educational process may be substantial. Inability to successfully carry out this physician education process may adversely affect market acceptance of the Company’s products. The Company may be unable to timely educate physicians regarding the Company’s intended products in sufficient numbers to achieve the Company’s marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for the Company’s products. In addition, the Company may expend significant funds towards physician education before any acceptance or demand for the Company’s products is created, if at all.

The Company may have difficulty raising needed capital in the future because of the Company’s limited operating history and business risks associated with the Company.

The Company currently generates no revenue from its proposed products or otherwise. The Company does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of its drug compounds. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of its products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of the Company’s research or development programs or product launches or marketing efforts, which may materially harm the Company’s business, financial condition and results of operations.

The Company’s long-term capital requirements are expected to depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of the Company’s research and development programs;

•	progress with pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and the Company’s ability to sell the Company’s drugs;

•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of the Company’s drugs;

•	competing technological and market developments;

•	market acceptance of the Company’s products;

•	costs for recruiting and retaining management, employees and consultants; and

•	costs for training physicians.

The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may seek to raise any necessary additional funds through the exercising of warrants, equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on the Company’s current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, the Company may have to relinquish economic and/or proprietary rights to some of the Company’s technologies or products under development that the Company would otherwise seek to develop or commercialize by itself. If adequate funds are not available, the Company may be required to significantly reduce or refocus its development efforts with regard to its drug compounds.

The market for the Company’s products is rapidly changing and competitive, and new therapeutics, new drugs and new treatments that may be developed by others could impair the Company’s ability to maintain and grow the Company’s business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render the Company’s technologies and intended products noncompetitive or obsolete, or the Company may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than the Company does, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

The Company is an early-stage enterprise that has heretofore operated with limited day-to-day business management, operating as a vehicle to hold certain technology for possible future exploration, and has been and will continue to be engaged in the development of new drugs and therapeutic technologies. As a result, the Company’s resources are limited and the Company may experience management, operational or technical challenges inherent in such activities and novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to the Company’s technology. The Company’s competitors may develop drug delivery technologies and drugs that are more effective than the Company’s intended products and, therefore, present a serious competitive threat to the Company.

The potential widespread acceptance of therapies that are alternatives to the Company’s may limit market acceptance of the Company’s products even if commercialized. Many of the Company’s targeted diseases and conditions can also be treated by other medication or drug delivery technologies. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for the Company’s technologies and products to receive widespread acceptance if commercialized.

If users of the Company’s products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of the Company’s products may be limited and the Company may not achieve anticipated revenues.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect the Company’s future revenues and profitability, and the future revenues and profitability of the Company’s potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm the Company’s business, financial condition and results of operations.

The Company’s ability to commercialize its products will depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (‘‘HMO’s’’). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s, which could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of the Company’s drugs. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially harm the Company’s ability to operate profitably.

The Company depends upon key personnel who may terminate their employment with the Company at any time, and the Company would need to hire additional qualified personnel.

The Company’s success will depend to a significant degree on the continued services of key management and advisors of the Company. There can be no assurance that these individuals will continue to provide service to the Company. In addition, the Company’s success will depend on its ability to attract and retain other highly skilled personnel. The Company may be unable to recruit such personnel on a timely basis, if at all. The Company’s management and other employees may voluntarily terminate their employment with the Company at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of the Company’s products, loss of sales and diversion of management resources.

Compliance with changing corporate governance and public disclosure regulations may result in additional expense.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and internal controls, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event the Company seeks and is approved for listing on a registered national securities exchange, the stock exchange rules will require an increased amount of management attention and external resources. The Company intends to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities.

The Company’s executive officers, directors and principal stockholders have substantial holdings, which could delay or prevent a change in corporate control favored by the Company’s other stockholders.

The Company’s directors, officers and 5% stockholders beneficially own, in the aggregate, approximately 33% of the Company’s outstanding voting stock. They have the ability to determine the Company’s direction and decisions. The interests of the Company’s current officers and directors may differ from the interests of other stockholders. As a result, the Company’s current officers and directors would have the ability to exercise control over all corporate actions requiring stockholder approval, irrespective of how the other stockholders may vote, including the following actions:

•	the election of directors;

•	the amendment of charter documents;

•	issuance of blank-check preferred or convertible stock, notes or instruments of indebtedness which may have conversion, liquidation and similar features, or effecting other financing arrangements; or

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of the Company’s assets, or merger with a publicly-traded shell or other company.

The Company’s common stock could be further diluted as the result of the issuance of convertible securities, warrants or options.

In the past, the Company has issued convertible securities, such as its Series A preferred stock, and warrants in order to raise money. The Company has also issued options and warrants as compensation for services and incentive compensation for its employees and directors. The Company has a substantial number of shares of common stock reserved for issuance on the conversion and exercise of these securities. The Company’s issuance of additional convertible securities, options and warrants could affect the rights of the Company’s stockholders, and could reduce the market price of the Company’s common stock.

The Company sold shares of its Series A preferred stock and common stock purchase warrants in violation of certain provisions of the securities purchase agreement and registration rights agreement executed in connection with the Company’s private placement of units. While the Company has received waivers from such investors representing approximately 96% of the outstanding units as of March 31, 2006, other investors who do not waive such rights could sue the Company seeking damages arising from the breach of such agreements.

On May 27, 2005, June 29, 2005, July 29, 2005 and August 9, 2005, the Company sold units, consisting of shares of its common stock and common stock purchase warrants pursuant to a securities purchase agreement and registration rights agreement.

The registration rights agreement required that:

•	The Company file a registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon the exercise of the warrants.

•	Each of these investors was entitled to liquidated damages in an amount equal to two percent (2%) of the purchase price of the shares of common stock and the common stock purchase warrants if the Company failed to file a registration statement with the SEC on or before October 8, 2005 and if the Company failed to pay any partial liquidated damages within seven days after the date payable, the Company was required to pay interest thereon at a rate of fifteen percent (15%) per annum to such investors until such amounts were paid in full.

•	Neither the Company nor any of its security holders include the Company’s securities in a registration statement other than the shares of common stock and shares of common stock issuable upon exercise of the warrants.

The securities purchase agreement required that:

•	From the date of the purchase agreement until February 13, 2006, the Company was generally prohibited from issuing shares of common stock or common stock equivalents.

•	From the date of the purchase agreement until the two-year anniversary of such agreement, the Company was prohibited from effecting or entering into an agreement to effect any financing involving a variable rate transaction.

The Company filed a registration statement on Form SB-2 with the SEC on November 16, 2005 to register for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants, which became effective on December 15, 2005. The Company recorded an accrued liability of $8,000 as of March 31, 2006 for payments in connection with this late filing.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on Company management’s evaluation (with the participation of the Company’s principal executive officer and principal financial officer), as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first fiscal quarter of 2006 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	Compensation for independent directors		8-K	December 22, 2005	99.1
10.2	Employment Agreement with Harry S. Palmin dated January 31, 2006		8-K	February 6, 2006	99.1
10.3	Form of securities purchase agreement dated March 2, 2006		8-K	March 3, 2006	99.2
10.4	Form of common stock purchase warrant dated March 2006		8-K	March 3, 2006	99.3
10.5	Placement Agent Agreement with Oppenheimer & Co. Inc. dated December 19, 2005		8-K	March 3, 2006	99.4

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: May 12, 2006	By: /s/ Harry S. Palmin Harry S. Palmin President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	Compensation for independent directors		8-K	December 22, 2005	99.1
10.2	Employment Agreement with Harry S. Palmin dated January 31, 2006		8-K	February 6, 2006	99.1
10.3	Form of securities purchase agreement dated March 2, 2006		8-K	March 3, 2006	99.2
10.4	Form of common stock purchase warrant dated March 2006		8-K	March 3, 2006	99.3
10.5	Placement Agent Agreement with Oppenheimer & Co. Inc. dated December 19, 2005		8-K	March 3, 2006	99.4
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X