Form 10QSB
period 2006-06-30
NOVELOS THERAPEUTICS, INC.
filed 2006-08-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,225,272 shares of common stock, $.00001 par value per share, as of August 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes       No

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NOVELOS THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$16,109,989	$4,267,115
Restricted cash	199,332	196,908
Prepaid expenses and other current assets	256,672	337,902
Total current assets	16,565,993	4,801,925
PROPERTY AND EQUIPMENT, NET	20,979	22,610
DEFERRED FINANCING COSTS	—	24,612
PREPAID EXPENSES	6,146	79,896
DEPOSITS	9,656	9,656
TOTAL ASSETS	$16,602,774	$4,938,699
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$629,729	$211,456
Accrued interest	5,700	5,700
Total current liabilities	635,429	217,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.00001 par value; 7,000 shares authorized:
Series A 8% cumulative convertible preferred stock; 3,264 shares issued and outstanding	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized; 39,225,272 and 27,921,199 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	392	279
Additional paid-in capital	34,176,950	20,119,820
Accumulated deficit	(18,209,997)	(15,398,556)
Total stockholders' equity	15,967,345	4,721,543
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,602,774	$4,938,699

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
COSTS AND EXPENSES:
Research and development	$1,066,015	$295,498	$1,707,538	$453,087
General and administrative	593,623	210,466	1,386,909	405,981
Total costs and expenses	1,659,638	505,964	3,094,447	859,068
OTHER INCOME (EXPENSE):
Interest income	200,784	1,440	280,006	1,616
Interest expense	—	(46,577)	—	(105,894)
Miscellaneous	1,500	1,796	3,000	3,297
Gain on forgiveness of debt	—	2,087,531	—	2,087,531
Restructuring expense	—	(2,521,118)	—	(2,521,118)
Total other income (expense)	202,284	(476,928)	283,006	(534,568)
NET LOSS	$(1,457,354)	$(982,892)	$(2,811,441)	$(1,393,636)
PREFERRED STOCK DIVIDENDS	(66,560)	—	(130,560)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,523,914)	$(982,892)	$(2,942,001)	$(1,393,636)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.04)	$(0.05)	$(0.08)	$(0.09)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	39,216,261	19,164,278	35,095,002	15,896,689

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,811,441)	$(1,393,636)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,451	283
Stock-based compensation	340,279	2,913
Gain on forgiveness of debt	—	(2,087,531)
Common stock issued for restructuring expense	—	2,521,118
Increase (decrease) in:
Prepaid expenses and other current assets	154,980	66,179
Accounts payable and accrued expenses	418,273	(156,126)
Accrued interest	—	105,706
Deferred rent	—	(250)
Cash used in operating activities	(1,893,458)	(941,344)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,820)	(5,328)
Increase in restricted cash	(2,424)	—
Deferred financing costs	24,612	—
Deposits	—	(10,798)
Cash provided by (used in) investing activities	19,368	(16,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	13,846,774	2,097,396
Dividends paid	(130,560)	—
Proceeds from exercise of stock option	750	—
Payments of long-term debt	—	(1,569)
Proceeds from issuance of promissory notes	—	850,000
Payment of promissory notes	—	(19,000)
Cash provided by financing activities	13,716,964	2,926,827
INCREASE IN CASH AND EQUIVALENTS	11,842,874	1,969,357
CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,267,115	10,356
CASH AND EQUIVALENTS, END OF PERIOD	$16,109,989	$1,979,713
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Common stock issued for services	$136,850	$156,250
Common stock issued on conversion of promissory notes	$—	$1,550,000
Common stock issued in exchange for accounts payable	$—	$544,221
Accounts payable forgiven	$—	$773,599
Accrued compensation forgiven	$—	$360,357
Accrued interest forgiven	$—	$343,363

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

On May 27, 2005, June 29, 2005, July 29, 2005 and August 9, 2005, the Company sold an aggregate of 200 units, each unit consisting of 20,000 shares of common stock and warrants expiring on August 9, 2008 to purchase 10,000 shares of common stock at a purchase price of $2.25 per share (a ‘‘Unit’’), in a private placement transaction to accredited investors for aggregate gross proceeds of $4,450,000 (and net cash proceeds of $3,715,000). Holders of $550,000 of convertible debt converted the debt into 22 of the Units. In connection with the private placement, the Company paid commissions and finders fees consisting of $461,000 and warrants expiring August 9, 2010 to purchase an aggregate of 340,000 shares of common stock of the Company at an initial exercise price of $2.00 per share. vFinance Investments, Inc. and Mercer Capital, Ltd. acted as placement agents on a best-efforts basis. Of the $461,000 paid in commissions and finders fees, the Company paid vFinance Investments, Inc. and Mercer Capital Ltd. $292,500. The Company also issued 125,000 shares of its common stock to vFinance Investments, Inc. and Mercer Capital Ltd. as consideration for placement services rendered in connection with the private placement.

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

The sale of the Series A preferred stock and warrants in September and October 2005 resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants issued in the private placement of Units. Such adjustment reduced the exercise price of such warrants from $2.00 and $2.25 to $1.65 per share of common stock and increased the outstanding warrants from 2,340,000 to 3,139,312.

Also, see footnote 8 for a description of further anti-dilution adjustments to the exercise price of the warrants issued in the private placement of Units and Series A preferred stock from $1.65 to $1.35.

3.    STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans are summarized below:

Stock Option Plan.    The Company's incentive stock option plan established in August 2000 (the ‘‘2000 Plan’’) provides for grants of options to purchase up to 73,873 post-split shares of common stock. Grants may be in the form of incentive stock options or nonqualified options. The board of directors determines exercise prices and vesting periods on the date of grant. Options generally vest annually over three years and expire on the tenth anniversary of the grant date. No options were granted, exercised or cancelled under the 2000 Plan during 2004, 2005 or during the three- and six-month periods ending June 30, 2006.

2006 Stock Incentive Plan.    On May 1, 2006, the Company’s board of directors adopted and on July 21, 2006 the Company’s stockholders approved, the 2006 Stock Incentive Plan (the ‘‘2006 Plan’’). A total of 5,000,000 shares of common stock are reserved for issuance under the 2006 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2006 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. In the three months ended June 30, 2006, stock options for the purchase of 190,000 shares of common stock were granted under the 2006 Plan, subject to stockholder approval of the 2006 Plan. Those grants became effective on July 21, 2006 when the 2006 Plan was approved by the Company’s stockholders and have been excluded from the disclosures in Notes 3 and 5 as of June 30, 2006.

Other Stock Option Activity.    During 2005 and 2004, the Company issued stock options to employees, directors and consultants outside of any formalized plan. These options, of which none had been exercised as of December 31, 2005, 75,000 of which were exercised during the three-month period ending March 31, 2006 and none of which were exercised during the three-month period ending June 30, 2006, are exercisable within a ten-year period from the date of grant, and vest at various intervals with all options being fully vested within two-to-three years of the grant date. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant.

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), Share-Based Payment (‘‘SFAS 123R’’), using the modified-prospective-transition method. SFAS 123R requires all share-based payments to employees including grants of employee stock options to be recognized in the financial statements based on their fair values. SFAS 123R did not change the accounting guidance for share-based payments granted to non-employees provided in SFAS No. 123, Accounting for Stock Based Compensation, as originally issued and Emerging Issues Task Force (‘‘EITF’’) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Under the modified prospective transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, the Company recorded incremental stock-based compensation expense of $60,726 and $121,452, respectively, in the three and six months ended June 30, 2006. The amounts in the following table represent the effect of amounts charged to expense for stock-based compensation related to employee and director stock option grants.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$45,615	$91,230
General and administrative	15,111	30,222
	$60,726	$121,452

Total stock-based compensation in the three and six months ended June 30, 2006 totaled $112,761 and $340,279, respectively. These amounts include $52,035 and $218,827 of stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants in the three and six month periods ended June 30, 2006, respectively.

Determining Fair Value

Valuation and amortization method.    The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of employee stock options is amortized to expense using the straight- line method over the vesting period.

Volatility.    Volatility is determined based on the Company’s estimate of fluctuation in its common stock price and its review of comparable public company data due to the limited amount of time that the Company’s common stock has been publicly traded.

Risk-free interest rate.    The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

Expected term.    The expected term of stock options granted is based on the Company’s estimate of when options will be exercised in the future as there have been limited stock option exercises to date. The expected term is generally applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior within its employee population. The expected term of options that were granted prior to the Company’s stock becoming publicly traded was generally longer (10 years) than is currently estimated.

Forfeitures.    As required by SFAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term ‘‘forfeitures’’ is distinct from ‘‘cancellations’’ or ‘‘expirations’’ and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of June 30, 2006 as the Company believes that there is insufficient history to develop an accurate estimate of future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted average values and assumptions used for options granted in the six months ended June 30, 2005:

Six Months Ended June 30, 2005
Volatility	0%
Weighted-average volatility	0%
Risk-free interest rate	3.95-4.81%
Expected life (years)	10
Dividend	0%
Weighted-average exercise price	$0.01
Weighted-average grant date fair value	$0.01

There were no option grants in the three months ended June 30, 2005 or the three months ended March 31, 2006. In the three months ended June 30, 2006, stock options for the purchase of 190,000 shares of common stock were granted under the 2006 Plan; however, they were subject to stockholder approval of the 2006 Plan which occurred on July 21, 2006. Those grants have therefore been excluded from the above disclosure.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair-value recognition provisions of SFAS 123R in the three and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(982,892)	$(1,393,636)
Deduct: Stock-based employee compensation expense determined under fair value based method	(265)	(530)
Pro forma net loss	$(983,157)	$(1,394,166)
Basic and diluted net loss per share:
As reported	$(0.05)	$(0.09)
Pro forma	$(0.05)	$(0.09)

Stock Option Activity

Options issued and outstanding under the 2000 Plan are as follows:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2005	73,873	$3.16	7.15	$57,989
Outstanding at June 30, 2006	73,873	$3.16	6.75	$14,612
Exercisable at $0.70 to $1.70 at June 30, 2006	30,942	$0.75	6.99	$9,740
Exercisable at $7.01 at June 30, 2006	28,169	$7.01	6.29	$0

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

A summary of stock option activity outside of any formalized plan as of June 30, 2006, together with changes during the six-month period then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2005	2,653,778	$0.53	8.96	$4,236,268
Granted	—	—
Exercised	(75,000)	$0.01
Outstanding at June 30, 2006	2,578,778	$0.54	8.48	$2,094,854
Exercisable at $0.01 at June 30, 2006	1,882,640	$0.01	8.29	$1,920,293
Exercisable at $1.95 to $3.22 at June 30, 2006	150,000	$2.70	9.16	$0

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

During the six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $134,250 and the total amount of cash received from exercise of these options was $750. The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2006 was approximately $82,000 and $236,000, respectively.

As of June 30, 2006, there was approximately $460,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 0.6 years. The Company expects 546,138 in unvested options that have been granted outside of any formalized plan to vest in the future.

4.    COMPREHENSIVE INCOME (LOSS)

The Company had no components of comprehensive income (loss) other than net loss in all of the periods presented.

5.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. Since the Company has a net loss for all periods presented, the inclusion of stock options and warrants in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	2,652,651	2,202,651	2,652,651	2,202,651
Warrants	14,561,449	2,136,000	14,561,449	2,136,000
Conversion of preferred stock	2,417,774	—	1,978,179	—

6.    INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (‘‘SFAS 109’’). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three and six months ended June 30, 2006 and June 30, 2005, respectively, because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

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

8.    STOCKHOLDERS’ EQUITY

On March 7, 2006, the Company issued 11,154,073 shares of its common stock and warrants to purchase 8,365,542 shares of its common stock pursuant to a securities purchase agreement dated March 2, 2006 with 39 accredited investors for gross proceeds of approximately $15,058,000. The warrants are exercisable until March 7, 2011 at an exercise price of $2.50 per share. The securities were sold at an effective per unit purchase price of $1.35, each unit consisting of one share of common stock and three-fourths of one warrant to acquire one share of common stock. Oppenheimer & Co., Inc. acted as the placement agent and Rodman & Renshaw, LLC acted as the sub-placement agent in connection with the offering. The aggregate commissions payable to Oppenheimer and Rodman & Renshaw in connection with the private placement were approximately $1,000,000. In addition, the Company issued them warrants, identical to those sold to the investors, to purchase 669,244 shares of common stock.

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

In July, 2006, the Company entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities outside of the United States. Pursuant to the contract, Novelos is obligated to purchase a minimum of approximately $2.6 million of chemotherapy drugs at specified intervals through March 2008.

10.    RELATED-PARTY TRANSACTIONS AND COMMITMENTS

One of the Company’s directors is the majority shareholder of ZAO Bam. Pursuant to a royalty and technology transfer agreement between the Company and ZAO Bam dated April 1, 2005, the

Company is required to make royalty payments equal to 1.2% of net sales of oxidized glutathione-based products. The Company is also required to pay ZAO Bam $2 million for each new oxidized glutathione-based drug within eighteen months following FDA approval of such drug. Under this agreement, if the Company licenses any such products to third parties, the Company is required to pay ZAO Bam 3% all license revenues, as defined, and an additional 9% of such revenue in excess of the Company’s expenditures associated therewith, including but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses.

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

The obligations of ZAO Bam and Oxford Group resulted from their assignment of the exclusive intellectual property and marketing rights to a drug development platform technology, worldwide, excluding Russia and other states of the former Soviet Union. The royalty payments will be recorded as royalty expense when the obligations are incurred.

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

NOV-002, the lead compound currently in Phase 3 development for lung cancer, is designed to act as a chemoprotectant and an immunomodulator. In May 2006, we finalized the pivotal Phase 3 trial design under a Special Protocol Assessment with the FDA. The primary endpoint of this trial will be overall survival and we expect patient enrollment to begin in the third quarter of 2006. NOV-002 is in Phase 2 development for chemotherapy-resistant ovarian cancer and is also being developed for acute radiation injury. In June 2006, the Department of Health and Human Services (HHS) determined that Novelos’ proposal for the use of NOV-002 to treat subjects that may develop Acute Radiation Syndrome after exposure to high levels of penetrating radiation is suitable for further evaluation. HHS estimates that contract awards in this program will be made in September 2006.

NOV-205, a second compound, is designed to act as a hepatoprotective agent with immunomodulating and anti-inflammatory properties. The FDA accepted our Investigational New Drug Application for NOV-205, and we anticipate starting a U.S. Phase 1b clinical trial for chronic hepatitis C in the 3rd quarter of 2006.

Both compounds have completed clinical trials in humans and have been approved for use in the Russian Federation where they were originally developed. We own all intellectual property rights worldwide (excluding Russia and other states of the former Soviet Union) related to both clinical compounds and other pre-clinical compounds based on oxidized glutathione.

We have devoted substantially all of our efforts towards the research and development of our product candidates. As of June 30, 2006, we have incurred approximately $6.7 million in research and development expense since our inception. We have had no revenue from product sales to date and have funded our operations through the sale of equity securities and debt financings. From our inception through June 30, 2006, we have raised approximately $27.8 million in equity and debt financings. We have never been profitable and have incurred an accumulated deficit of $18.2 million as of June 30, 2006.

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

Accounting for equity instruments granted or sold by us under APB 25, SFAS 123, SFAS 123R and EITF 96-18 requires fair-value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated. For equity instruments granted or sold in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments based on consideration of factors that we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to the corporate restructuring described in Note 2 to the financial statements above, market factors historically considered in valuing stock and stock option grants included corresponding values of comparable public companies discounted for the risk and limited liquidity provided for in the shares we are issuing; pricing of private sales of our convertible preferred stock; prior valuations of stock grants and the effect of events that occurred between the times of such grants; economic trends; and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

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

Results of Operations

Research and Development expense.    Research and development expense consists of costs incurred in identifying, developing and testing product candidates, which primarily consist of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, and costs of facilities.

General and administrative expense.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, investor relations, accounting, business development, and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, costs for public and investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended June 30, 2006 and 2005

Research and Development.    Research and development expense for the three months ended June 30, 2006 was $1,066,015 compared to $295,498 for the three months ended June 30, 2005. The

$770,517, or 261%, increase in research and development expense was primarily due to increased funding of our non-clinical, clinical and contract manufacturing activities. In particular, activities relating to the commencement of our pivotal phase 3 clinical trial of NOV-002 for non-small cell lung cancer resulted in increased expenses during the three months ended June 30, 2006, including an increase of $530,000 for contract research and consulting services and an increase of $13,000 in drug manufacturing costs. We also had higher research and development headcount in the first quarter of 2006 compared to the first quarter of 2005 resulting in an increase of $183,000 in compensation and related costs as well as a $45,000 increase in non-cash stock compensation expense.

General and Administrative.    General and administrative expense for the three months ended June 30, 2006 was $593,623 compared to $210,466 for the three months ended June 30, 2005. The $383,157, or 182%, increase in general and administrative expense was primarily due to expanded investor relations activities, increased costs associated with corporate governance and periodic filing requirements as a public company, as well as increased overhead costs to support the research activities described above. The total increase includes an increase of $96,000 in compensation and directors’ fees; an increase of $96,000 in public and investor relations and public company recordkeeping costs; an increase of $88,000 related to professional and consulting fees; and an increase of $15,000 in insurance costs. We also incurred an increase of $55,000 in non-cash stock compensation expense and an increase of $33,000 in travel and overhead expenses.

Interest Income.    Interest income for the three months ended June 30, 2006 was $200,784 compared to $1,440 for the three months ended June 30, 2005. The increase in interest income during the three months ended June 30, 2006 related to higher average cash balances in 2006, as a result of the financings described in Notes 2 and 8, being placed in interest-bearing accounts.

Interest Expense.    Interest expense for the three months ended June 30, 2006 was $0 compared to $46,577 for the three months ended June 30, 2005. The decrease was due to all interest-bearing debt balances being paid off during 2005.

Gain on Forgiveness of Debt.    Gain on forgiveness of debt for the three months ended June 30, 2006 was $0 compared to $2,087,531 for the three months ended June 30, 2005. On May 26, 2005, we exchanged indebtedness of $3,139,185 for 586,352 shares of our common stock with an aggregate deemed value of $732,940 and $318,714 in cash, which resulted in forgiveness of debt income of $2,087,531.

Restructuring Expense.    Restructuring expense for the three months ended June 30, 2006 was $0 compared to $2,521,118 for the three months ended June 30, 2005. On May 26, 2005, we revised an arrangement that requires us to pay future royalties, which resulted in the issuance of 2,016,894 shares of our common stock with an aggregate deemed value of $2,521,118.

Six Months Ended June 30, 2006 and 2005

Research and Development.    Research and development expense for the six months ended June 30, 2006 was $1,707,538 compared to $453,087 for the six months ended June 30, 2005. The $1,254,451, or 277%, increase in research and development expense was primarily due to increased funding of our non-clinical, clinical and contract manufacturing activities. In particular, activities relating to the commencement of our pivotal phase 3 clinical trial of NOV-002 for non-small cell lung cancer resulted in increased expenses during the six months ended June 30, 2006, including an increase of $721,000 for contract research and consulting services and an increase of $40,000 in drug manufacturing coats. We also had higher research and development headcount in the first half of 2006 compared to the first half of 2005 resulting in an increase of $402,000 in compensation and related costs as well as a $91,000 increase in non-cash stock compensation expense.

General and Administrative.    General and administrative expense for the six months ended June 30, 2006 was $1,386,909 compared to $405,981 for the six months ended June 30, 2005. The $980,928, or 242%, increase in general and administrative expense was primarily due to expanded investor relations activities, increased costs associated with corporate governance and periodic filing requirements as a public company, as well as increased overhead costs to support the research activities described above. The total increase includes an increase of $249,000 in compensation and directors’ fees; an increase of $396,000 in public and investor relations and public company recordkeeping costs; an increase of $181,000 related to professional and consulting fees; and an increase of $26,000 in insurance costs. We also incurred an increase of $109,000 in non-cash stock compensation expense and an increase of $57,000 in travel and overhead expenses, offset by a $37,000 decrease in translation costs related to the filing of our European patent applications.

Interest Income.    Interest income for the six months ended June 30, 2006 was $280,006 compared to $1,616 for the six months ended June 30, 2005. The increase in interest income during the six months ended June 30, 2006 related to higher average cash balances in 2006, as a result of the financings described in Notes 2 and 8, being placed in interest-bearing accounts.

Interest Expense.    Interest expense for the six months ended June 30, 2006 was $0 compared to $105,894 for the six months ended June 30, 2005. The decrease was due to all interest-bearing debt balances being paid off during 2005.

Gain on Forgiveness of Debt.    Gain on forgiveness of debt for the six months ended June 30, 2006 was $0 compared to $2,087,531 for the six months ended June 30, 2005. On May 26, 2005, we exchanged indebtedness of $3,139,185 for 586,352 shares of our common stock with an aggregate deemed value of $732,940 and $318,714 in cash, which resulted in forgiveness of debt income of $2,087,531.

Restructuring Expense.    Restructuring expense for the six months ended June 30, 2006 was $0 compared to $2,521,118 for the six months ended June 30, 2005. On May 26, 2005, we revised an arrangement that requires us to pay future royalties, which resulted in the issuance of 2,016,894 shares of our common stock with an aggregate deemed value of $2,521,118.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt. As of June 30, 2006, we had $16,109,989 in unrestricted cash and equivalents.

During the six months ended June 30, 2006, cash of approximately $1,893,000 was used in operations, primarily due to a net loss of $2,811,000, offset by non-cash stock-based compensation expense of $340,000, a decrease in prepaid expenses of $155,000 and an increase in accounts payable and accrued expenses of $418,000. During the six months ended June 30, 2006, cash of approximately $19,000 was provided by investing activities primarily due to a decrease of $25,000 in deferred financing costs.

During the six months ended June 30, 2006, cash of approximately $13,717,000 was provided by financing activities. The sale of common stock generated net proceeds of $13,847,000 after issuance costs, offset by the payment of $130,000 in dividends on the Series A cumulative convertible preferred stock.

We believe that our available cash and equivalents will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into the third quarter of 2007, assuming that our business plan is implemented successfully.

However, we believe that we will need to raise additional capital during 2007 in order to support the planned pivotal phase 3 clinical trials for NOV-002 and other research and development activities. We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•	the resources required to successfully complete our clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of manufacturing activities;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims;

•	the timing, receipt, and amount of milestone and other payments, if any, from collaborators; and

•	fluctuations in foreign exchange rates.

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

A U.S.-based Phase 1/2 clinical study involving 44 non-small cell lung cancer patients provided what the Company believes to be a favorable outcome. As a result, the Company anticipates enrolling the first patient in the Phase 3 study of NOV-002 for non-small cell lung cancer in the third quarter of 2006. The Company enrolled the first patient in the Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer in July 2006 and anticipates completing that study in 2007. The Company also anticipates completing a Phase 1b clinical study for NOV-205 for chronic hepatitis C in 2007. There can be no assurance, however, that the Company can demonstrate that these products are safe or effective in advanced clinical trials. The Company is also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support its applications for regulatory approval. As a result, the Company’s drug and technology research program may be curtailed, redirected or eliminated at any time.

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

The Company relies solely on research and manufacturing facilities at various universities, hospitals, contract research organizations and contract manufacturers for all of its research, development, and manufacturing, which could be materially delayed should the Company lose access to those facilities.

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

The Company is exposed to product liability, clinical and preclinical liability risks that could create a substantial financial burden should the Company be sued.

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

Although the Company has not received any product liability claims to date and has an insurance policy of $5,000,000 per occurrence and $5,000,000 in the aggregate to cover such claims should they arise, there can be no assurance that material claims will not arise in the future or that the Company’s insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the Company’s current and potential partners with whom it has collaborative agreements or the Company’s future licensees may not be willing to indemnify the Company against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on its business, financial condition and results of operations.

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

The Company may have difficulty raising needed capital in the future because of market risks or business risks associated with the Company.

The Company currently generates no revenue from its proposed products or otherwise. The Company does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of its drug compounds. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of its products. Additional funds may not be available on acceptable terms, if at all. In particular, secondary sales of shares of registered common stock and shares of unregistered stock as restrictions lapse or pursuant to Rule 144 could adversely affect the market price of the Company’s common stock and thereby make it less attractive to sell additional equity to provide financing for the Company’s operations. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of the Company’s research or development programs or product launches or marketing efforts, which may materially harm the Company’s business, financial condition and results of operations.

The Company’s long-term capital requirements and our ability to raise capital are expected to depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of the Company’s research and development programs;

•	progress with pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and the Company’s ability to sell the Company’s drugs;

•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of the Company’s drugs;

•	competing technological and market developments;

•	market acceptance of the Company’s products;

•	costs for recruiting and retaining management, employees and consultants;

•	costs for training physicians;

•	our status as a bulletin board listed company and the prospects for our stock to be listed on a national exchange; and

•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war.

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

Fluctuations in foreign exchange rates could impact estimates of costs to complete international clinical trial activities.

The Company has initiated a portion of its clinical trial activities in Europe. The estimated costs to complete those clinical trials is based on estimated foreign exchange rates. If those rates fluctuate significantly, it could impact our ability to complete the trials if we are unable to redirect funding or raise additional funds.

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

The Company’s directors, officers and owners of more than 5% of our common stock beneficially own, in the aggregate, approximately 34% of the Company’s outstanding voting stock. As a result, they may have the ability to determine the Company’s direction and decisions. The interests of the Company’s current officers and directors may differ from the interests of other stockholders. Further, the Company’s current officers and directors may have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

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

The Company’s common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, the Company has issued common stock, convertible securities, such as its Series A preferred stock, and warrants in order to raise money. The Company has also issued options and warrants as compensation for services and incentive compensation for its employees and directors. The Company has a substantial number of shares of common stock reserved for issuance on the conversion and exercise of these securities. The Company’s issuance of additional common stock, convertible securities, options and warrants could affect the rights of the Company’s stockholders, and could reduce the market price of the Company’s common stock.

The Company sold shares of its Series A preferred stock and common stock purchase warrants in violation of certain provisions of the securities purchase agreement and registration rights agreement executed in connection with the Company’s private placement of units. While the Company has received waivers from such investors representing approximately 96% of the outstanding units as of June 30, 2006, other investors who do not waive such rights could sue the Company seeking damages arising from the breach of such agreements.

On May 27, 2005, June 29, 2005, July 29, 2005 and August 9, 2005, the Company sold units, consisting of shares of its common stock and common stock purchase warrants pursuant to a securities purchase agreement and registration rights agreement.

The registration rights agreement required that the Company file a registration statement on Form SB-2 with the SEC to register the shares of common stock and the shares of common stock issuable upon the exercise of the warrants on or before October 8, 2005. The Company filed the registration statement with the SEC on November 16, 2005, which became effective on December 15, 2005. The Company recorded an accrued liability of $8,000 as of June 30, 2006 for payments in connection with this late filing.

The securities purchase agreement also prohibited the Company from effecting or entering into an agreement to effect any financing involving a variable rate transaction for two years.

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

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second fiscal quarter of 2006 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NOVELOS THERAPEUTICS, INC
Date: August 10, 2006	By:	/s/ Harry S. Palmin
Harry S. Palmin
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X