Form 10QSB/A
period 2005-09-30
NOVELOS THERAPEUTICS, INC.
filed 2006-11-01
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

NOVELOS THERAPEUTICS, INC.

10-QSB/A INDEX

EXPLANATORY NOTE

We are amending our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the ‘‘Original Filing’’) to reflect the restatement of our financial statements and the related disclosures for the quarter ended September 30, 2005. This amendment is being filed to correct an error in the Original Filing related to our accounting for the beneficial conversion feature associated with our Series A 8% Cumulative Convertible Preferred Stock and to correct the calculation of Net Loss Attributable to Common Stockholders and Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share. We have also filed an amendment on Form 10-KSB/A for the year ended December 31, 2005 to reflect the restatement as of that date.

This amendment restates the calculation of Net Loss Attributable to Common Stockholders and Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share by including in the respective calculations the deemed dividend associated with the beneficial conversion feature of the preferred stock in the Statements of Operations. The amendment also expands the related disclosures in the Statements of Cash Flows and Notes to Financial Statements (for additional information relating to the effect of the restatement, see Note 13 to our Financial Statements). Our Balance Sheets were not affected by this restatement. The deemed dividend associated with the beneficial conversion feature of the preferred stock is a non-cash item.

In connection with the discovery of this error as a result of an internal review, we reassessed our evaluation of our internal controls over financial reporting as of September 30, 2005 and have concluded that a material weakness existed in our internal controls over financial reporting with respect to the identification of and accounting for the beneficial conversion feature of the preferred stock financing transaction. For more information on our revised evaluation of our internal controls over financial reporting and the steps we have taken to remediate the weakness, see Item 3. Controls and Procedures.

Except for the sections of this Form 10-QSB/A listed below, all of the information in this amended Quarterly Report on Form 10-QSB/A is as of September 30, 2005 and does not reflect events occurring after the Original Filing. In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-QSB/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing.

For the convenience of the reader, this amended Quarterly Report on Form 10-QSB/A sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement described above and no other information in the Original Filing is amended hereby, as a result of the restatement:

Part I

Item 1 – Financial Statements:
Statements of Operations
Statements of Cash Flows (Supplemental Disclosures of Non-Cash Activities)
Notes to Financial Statements:
Note 3 – Stock-Based Compensation
Note 5 – Net Loss Per Share
Note 11 – Convertible Preferred Stock
Note 13 – Restatement of Previously Issued Financial Statements
Item 2 – Management's Discussion and Analysis or Plan of Operation
Item 3 – Controls and Procedures
Part II
Item 6 – Exhibits

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

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended
September 30, 2005 and September 30, 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	Restated (Note 13)		Restated (Note 13)
	(unaudited)
REVENUES:
Sales of samples	$12,584	—	$12,584	—
Total revenues	12,584	—	12,584	—
COSTS AND EXPENSES:
Research and development	360,628	$48,511	813,716	$223,588
General and administrative	612,696	142,178	1,018,677	370,017
Total costs and expenses	973,324	190,689	1,832,393	593,605
OTHER INCOME (EXPENSE):
Consulting revenue	—	320	—	13,374
Interest income	8,077	—	9,693	95
Interest expense	(3,209)	(53,917)	(109,102)	(154,652)
Miscellaneous	1,000	2,040	4,297	3,708
Gain on forgiveness of debt	—	—	2,087,531	—
Restructuring expense	—	—	(2,521,118)	—
Total other income (expense)	5,868	(51,557)	(528,699)	(137,475)
NET LOSS	(954,872)	(242,246)	(2,348,508)	(731,080)
PREFERRED STOCK DEEMED DIVIDEND	(1,943,377)	—	(1,943,377)	—
ACCRETION ON CONVERTIBLE PREFERRED STOCK, SERIES A	—	—	—	(69,541)
ACCRETION ON CONVERTIBLE PREFERRED STOCK, SERIES B	—	—	—	(67,267)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,898,249)	$(242,246)	$(4,291,885)	$(867,888)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.11)	$(0.05)	$(0.22)	$(0.28)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	27,228,700	4,426,126	19,689,732	3,117,868

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

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended
September 30, 2005 and September 30, 2004

	Nine Months Ended September 30,
	2005	2004
	Restated (Note 13)	(unaudited)
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid during the period for:
Interest	$57,461	$33,750
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Deemed dividend on preferred stock	$1,943,377	$—
Common stock issued for services	$156,250	$—
Common stock issued for accrued services	$216,000	$—
Common stock issued on conversion of promissory notes	$1,727,000	$—
Common stock issued in exchange for accounts payable	$544,221	$—
Common stock issued for accrued interest	$100,000	$—
Accounts payable forgiven	$773,599	$—
Accrued compensation forgiven	$360,357	$—
Accrued interest forgiven	$343,363	$—
Accrued liability for amounts included in prepaid expenses	$372,450	$—

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Novelos Therapeutics, Inc. (‘‘Novelos’’ or on or after June 13, 2005, the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's latest audited annual financial statements. Those audited financial statements are included in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission (‘‘SEC’’) on June 2, 2005.

The 2004 financial statements were prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The opinion of the independent registered public accounting firm issued in connection with the audit of Novelos' financial statements for the year ended December 31, 2004 contained a qualification as to Novelos' ability to continue as a going concern. As discussed further in the ‘‘Liquidity and Capital Resources’’ section of ‘‘Management's Discussion and Analysis or Plan of Operation’’ below, Novelos has raised both debt and equity financing since January 1, 2005. At September 30, 2005, the Company had stockholders' equity of approximately $5.0 million and unrestricted cash and equivalents of approximately $4.8 million.

The Company's continuation as a going concern is dependent upon its ability to continue business development, obtain United States Food and Drug Administration (‘‘FDA’’) approval to market its products, create sales, meet its obligations, raise additional capital financing and, ultimately, attain profitable operations. Management is continuing its efforts to obtain additional funds through registered or private placement offerings and possible collaborative arrangements so that the Company can continue to meet its obligations and sustain operations.

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

On May 26, 2005, indebtedness of Novelos in the amount of $3,139,185 was exchanged for 586,352 shares of common stock of Novelos with an aggregate deemed value of $732,940 and cash in the amount of $318,714, which resulted in forgiveness of debt income of $2,087,531. Also on May 26, 2005, holders of convertible notes of Novelos in the principal amount of $1,100,000 converted their notes into 1,760,000 shares of common stock of Novelos at a price of $0.625 per share. In addition,

Novelos amended an arrangement for future royalty payments to a related party (see Note 10), which resulted in the issuance of 2,016,894 shares of its common stock with an aggregate deemed value of $2,521,118. These amounts have been reflected in Novelos' Statements of Operations as ‘‘Gain on forgiveness of debt’’ and ‘‘Restructuring expense.’’

On May 27, 2005, Common Horizons sold 87 units, each unit consisting of 20,000 shares of common stock and warrants expiring on August 9, 2008 to purchase 10,000 shares of common stock at a purchase price of $2.25 per share (a ‘‘Unit’’), in a private placement transaction to accredited investors. Common Horizons received $1,725,000 in cash as a result of such sale of Units. Holders of convertible debt of Common Horizons in the amount of $450,000 converted the debt into 18 of the 87 Units. In connection with the closing, Common Horizons paid commissions and finders fees consisting of $217,500 in cash and warrants expiring August 9, 2010 to purchase 152,000 shares of common stock of Common Horizons at a price of $2.00 per share.

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

The Company accounts for stock option awards granted to directors and employees (collectively, employees) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (‘‘APB 25’’). For the three months ended September 30, 2005 and 2004, respectively, there is no stock-based employee compensation cost for options granted to employees under the plan as none have been granted at exercise prices below the fair market value of the underlying stock. For the nine months ended September 30, 2005 and 2004, respectively, there was no stock-based employee compensation cost for options granted to employees under the plan as none have been granted at exercise prices below the fair market value of the underlying stock. For those options granted at exercise prices equal to or greater than the fair market value of the underlying stock on the date of the grant, the Company applies the disclosure-only provision of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Accounting for Stock-Based Compensation, (‘‘SFAS 123’’), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The table below illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS 123.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	Restated (Note 13)		Restated (Note 13)
Net loss attributed to common stockholders as reported	$(2,898,249)	$(242,246)	$(4,291,885)	$(867,888)
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(45,915)	(1,318)	(50,244)	(3,954)
Pro forma net loss attributed to common stockholders	$(2,944,164)	$(243,564)	$(4,342,129)	$(871,842)
Basic and diluted net loss attributed to common stockholders per share:
As reported	$(0.11)	$(0.05)	$(0.22)	$(0.28)
Pro forma	$(0.11)	$(0.06)	$(0.22)	$(0.28)

Stock or other equity-based compensation for non-employees is accounted for under the fair-value method as required by SFAS 123 and Emerging Issues Task Force (‘‘EITF’’) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of vesting. The resulting compensation cost is recognized and charged to operations over the service period. The measurement date is generally the issuance date for employees and the vesting date for consultants. The resulting non-cash expense is recorded in the statement of operations over the vesting period of the stock option.

4.	COMPREHENSIVE INCOME (LOSS)

The Company had no components of comprehensive income (loss) other than net loss in all of the periods presented.

5.	NET LOSS PER SHARE (Restated, see Note 13)

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

For the three and nine months ended September 30, 2005 and 2004, options to purchase 2,627,651 and 952,651 shares of common stock, respectively, and warrants to purchase 4,768,402 and 0 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. Also, for the three and nine months ended September 30, 2005 1,818,181 shares of common stock issuable upon the conversion of preferred stock were excluded from the computation of diluted net loss per share since their inclusion would be antidilutive.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No.123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), which will be effective for the year ending December 31, 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company's employee stock option plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation expense related to stock option grants the Company issues to employees under its stock option plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense and therefore will have an adverse effect on the Company's reported results of operations. Note 3 above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the three- and nine-month periods ended September 30, 2005 and 2004, respectively.

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

See Notes 8 and 11 in regard to transactions with certain stockholders.

11.	CONVERTIBLE PREFERRED STOCK (Restated, see Note 13)

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

The fair value of the 909,090 warrants, determined on a relative fair value basis, was $736,623, which is included in additional paid-in capital. Since the initial $1.65 conversion price of the preferred stock was less than the market value at the time of the closing, the Company determined that this represents a beneficial conversion feature. After allocating the value of the warrants, the intrinsic value of the beneficial conversion feature was determined to be $4,100,257. However, there were not sufficient net proceeds remaining to allocate the full intrinsic value to the beneficial conversion feature. Therefore, the remaining net proceeds of $1,943,377 were allocated to the beneficial conversion feature and that amount was recorded as a deemed dividend in the quarter ended September 30, 2005.

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

12.	SUBSEQUENT EVENT

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

13.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial filing of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2005 and in connection with an internal review of the terms associated with the Company's historical financing transactions, the Company determined that the intrinsic value associated with the beneficial conversion feature (‘‘BCF’’) of the Company's Series A 8% Cumulative Convertible Preferred Stock had not been properly presented as a deemed (non-cash) dividend nor deducted from net loss in determining net loss attributable to common stockholders in the quarter and nine months ended September 30, 2005. In accordance with Emerging Issues Task Force Issue (‘‘EITF’’) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, a conversion feature that is ‘‘in-the-money’’ based on the market price of a company's common stock at the commitment date is considered a BCF. As the terms of the Series A 8% Cumulative Convertible Preferred Stock allowed immediate conversion, the deemed (non-cash) dividend related to the BCF should have been recorded upon issuance.

The following table sets forth the effects of the restatement on certain line items within the Company's Statements of Operations for the three and nine months ended September 30, 2005:

	As Previously Reported	Revision	As Restated
Quarter Ended September 30, 2005:

Net Loss	$(954,872)	$—	$(954,872)
Preferred Stock Deemed (Non-cash) Dividend	—	(1,943,377)	(1,943,377)
Net Loss Attributable to Common Stockholders	$(954,872)	$(1,943,377)	$(2,898,249)
Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share	$(0.04)	$(0.07)	$(0.11)

Nine Months Ended September 30, 2005:

Net Loss	$(2,348,508)	$—	$(2,348,508)
Preferred Stock Deemed (Non-cash) Dividend	—	(1,943,377)	(1,943,377)
Net Loss Attributable to Common Stockholders	$(2,348,508)	$(1,943,377)	$(4,291,885)
Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share	$(0.12)	$(0.10)	$(0.22)

Item 2.    Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB/A includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘plans,’’ ‘‘projects,’’ ‘‘will,’’ ‘‘would’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our ‘‘critical accounting estimates’’ and the risk factors set forth below under the caption ‘‘Factors That May Affect Future Results.’’ Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

Preferred Stock Deemed Dividend.    In the three months ended September 30, 2005 we recorded a deemed dividend to preferred stockholders of $1,943,377. This amount represents the value attributed to the beneficial conversion feature of the Series A 8% Cumulative Convertible Preferred Stock issued during that period. The amount has been included in the calculation of net loss attributable to common stockholders for the three months ended September 30, 2005. There were no deemed dividends in the three months ended September 30, 2004.

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

Preferred Stock Deemed Dividend.    In the nine months ended September 30, 2005 we recorded a deemed dividend to preferred stockholders of $1,943,377. This amount represents the value attributed to the beneficial conversion feature of the Series A 8% Cumulative Convertible Preferred Stock issued during that period. The amount has been included in the calculation of net loss attributable to common stockholders for the nine months ended September 30, 2005. There were no deemed dividends in the nine months ended September 30, 2004.

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

Recently Issued Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), referred to as SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 (‘‘SFAS 123R’’). SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the SEC delayed the effective date for adoption to no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods. A ‘‘modified prospective’’ is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. A ‘‘modified retrospective’’ is a method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123R.

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

In order to obtain regulatory approvals, the Company must demonstrate that each drug is safe and effective for use in humans and functions as a therapeutic against the effects of disease or other physiological response. To date, studies conducted in Russia involving the Company's NOV-002 and NOV-205 products have shown promising results and, in fact, NOV-002 has been approved for use there as an immunostimulant in combination with chemotherapy and antimicrobial therapy and indications such as tuberculosis, and NOV-205 has been approved there as a mono-therapy agent for the treatment of hepatitis B and C. Moreover, a U.S.-based Phase 1/2 clinical study involving 44 non-small cell lung cancer patients provided a favorable outcome and as a result the Company anticipates being able to commence a Phase 3 study of NOV-002 for non-small cell lung cancer in 2006. The Company also anticipates completing a Phase 2 trial for NOV-002 for ovarian cancer in early 2007. The Company further intends to file an Investigational New Drug Application ‘‘IND’’ for NOV-205 for hepatitis C by year-end 2005 and to complete a Phase 2 study in early 2007. There can be no assurance, however, that the Company can demonstrate that these products are safe or effective in advanced clinical trials. The Company is also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support the Company's applications for regulatory approval. As a result, the Company's drug and technology research program may be curtailed, redirected or eliminated at any time.

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

The Company's ability to commercialize its products will depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (‘‘HMO's’’). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO's, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of the Company's drugs. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm the Company's ability to operate profitably.

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

Item 3.    Controls and Procedures

In October 2006, our current management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on our current evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness discussed below.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In August 2006, our recently hired Director of Finance and Controller began an internal review of the terms associated with our historical private placements of securities, during which the Director of Finance and Controller, in consultation with management, determined that the intrinsic value associated with the beneficial conversion feature (‘‘BCF’’) of the Company's Series A 8% Cumulative Convertible Preferred Stock issued on September 30, 2005 and October 3, 2005 had not been properly presented as a deemed (non-cash) dividend nor deducted from net loss in determining net loss attributable to common stockholders for the three- and nine-month periods ended September 30, 2005 and the fiscal year ended December 31, 2005 (the ‘‘Relevant Periods’’) in our Statements of Operations in accordance with generally accepted accounting principles. Based on the results of this internal review, on October 18, 2006, our management concluded that our audited financial statements and our unaudited financial statements and financial information for the Relevant Periods should be restated in order to reflect a deemed (non-cash) dividend associated with the BCF of the Series A 8% Cumulative Convertible Preferred Stock. As a result of the restatement described above, our management has determined that a material weakness existed in the Company's internal controls over financial reporting with respect to the identification of and accounting for the beneficial conversion feature of the preferred stock financing transaction. Due to this material weakness in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective.

Remediation of Material Weakness in Internal Control over Financial Reporting

In the fourth quarter of 2005 we identified the need to establish the full-time position of Director of Finance. At that time, we began discussions regarding permanent employment with a consultant who had provided part-time finance and accounting services to us for several years. Over the course of the next two months, this individual worked to complete outstanding consulting engagements with a view to becoming a full-time Novelos employee during the first quarter of 2006. In February 2006 it became apparent to us that this individual would be unable to accept this full-time role. We then renewed our search and upgraded the required qualifications for a suitable candidate. In April 2006 we identified a candidate who is a CPA with extensive experience at a ‘‘big four’’ public accounting firm as well as substantial public company experience at the management level in the areas of finance and accounting, including the accounting for and reporting of complex financial transactions. In May 2006, the candidate began performing consulting services for us on a part-time basis and in June 2006 the candidate accepted the position of Director of Finance and Controller. Shortly after beginning employment, this individual began an internal review of our historical financing transactions. It was during the course of this review that the error requiring the restatement was discovered. The Director of Finance and Controller is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We believe that the addition of this individual in this key position has remediated the material weakness in internal control over financial reporting described above.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The change described above occurred subsequent to the fourth quarter of fiscal 2005.

Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description	Filed with this Form 10-QSB/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	Employment agreement with Christopher J. Pazoles dated July 15, 2005		10-QSB	August 15, 2005	10.4
10.2	Form of subscription agreement dated September 30, 2005		8-K	October 3, 2005	99.1
10.3	Form of Class A common stock purchase warrant dated September 30, 2005		8-K	October 3, 2005	99.3
10.4	Form of Share Escrow Agreement		8-K	November 3, 2005	10.3
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.
Date: November 1, 2006	By:	/s/ Harry S. Palmin
Harry S. Palmin President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-QSB/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	Employment agreement with Christopher J. Pazoles dated July 15, 2005		10-QSB	August 15, 2005	10.4
10.2	Form of subscription agreement dated September 30, 2005		8-K	October 3, 2005	99.1
10.3	Form of Class A common stock purchase warrant dated September 30, 2005		8-K	October 3, 2005	99.3
10.4	Form of Share Escrow Agreement		8-K	November 3, 2005	10.3
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X