Form 10KSB/A
period 2005-12-31
NOVELOS THERAPEUTICS, INC.
filed 2006-11-01
CIK 1279704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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
Yes      No

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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

Transitional Small Business Disclosure Format (check one):     Yes      No

NOVELOS THERAPEUTICS, INC.

FORM 10-KSB/A

This annual report on Form 10-KSB/A contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as ‘‘may,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘plans,’’ or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB/A are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB/A. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

This Annual Report on Form 10-KSB/A contains trademarks and service marks of Novelos Therapeutics, Inc. Unless otherwise provided in this Annual Report on Form 10-KSB/A, trademarks identified by TM are trademarks of Novelos Therapeutics, Inc. All other trademarks are the properties of their respective owners.

i

EXPLANATORY NOTE

We are amending our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (the ‘‘Original Filing’’) to reflect the restatement of our financial statements and the related disclosures for the fiscal year ended December 31, 2005. This amendment is being filed to correct an error in the Original Filing related to our accounting for the beneficial conversion feature associated with our Series A 8% Cumulative Convertible Preferred Stock and to correct the calculation of Net Loss Attributable to Common Stockholders and Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share. We have also filed an amendment on Form 10-QSB/A for the quarter ended September 30, 2005 to reflect the restatement as of that date.

This amendment restates the calculation of Net Loss Attributable to Common Stockholders and Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share by including in the respective calculations the preferred stock dividend paid and the deemed dividends associated with the beneficial conversion feature of the preferred stock in the Statements of Operations. The amendment also expands the related disclosures in the Statements of Stockholders Equity (Deficiency), Statements of Cash Flows, and Notes to Financial Statements (for additional information relating to the effect of the restatement, see Note 13 to our Financial Statements). Our Balance Sheets were not affected by this restatement. The deemed dividend associated with the beneficial conversion feature of the preferred stock is a non-cash item.

In connection with the discovery of this error as a result of an internal review, we reassessed our evaluation of our internal controls over financial reporting as of December 31, 2005 and have concluded that a material weakness existed in our internal controls over financial reporting with respect to the identification of and accounting for the beneficial conversion feature of the preferred stock financing transaction. For more information on our revised evaluation of our internal controls over financial reporting and the steps we have taken to remediate the weakness, see Item 8a. Controls and Procedures.

Except for the sections of this Form 10-KSB/A listed below, all of the information in this amended Annual Report on Form 10-KSB/A is as of December 31, 2005 and does not reflect events occurring after the Original Filing. In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-KSB/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1. This Form 10-KSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing.

For the convenience of the reader, this amended Annual Report on Form 10-KSB/A sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement described above and no other information in the Original Filing is amended hereby, as a result of the restatement:

Part II

Item 6	–	Management's Discussion and Analysis or Plan of Operation
Item 7	–	Financial Statements:
Report of Independent Registered Public Accounting Firm
Statements of Operations
Statements of Stockholders' Equity (Deficiency)
Statements of Cash Flows (Supplemental Disclosures of Non-Cash Activities)
Notes to Financial Statements:
Note 2 – Summary of Significant Accounting Policies (Stock-Based Compensation)
Note 5 – Stockholders' Equity (Series A 8% Cumulative Convertible Preferred Stock)
Note 9 – Net Loss Per Share
Note 13 – Restatement of Previously Issued Financial Statements
Item 8a	–	Controls and Procedures

Part III

Item 13	–	Exhibits

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

We are a biotechnology company commercializing two promising oxidized glutathione-based compounds, NOV-002, currently in Phase 3 development for lung cancer, and NOV-205. We believe these compounds could have clinical value in the treatment of a number of cancers and both hepatitis B and C. Both compounds have completed clinical trials in humans and have been approved for use in the Russian Federation where they were developed. NOV-002, marketed in Russia by ZAO BAM, a company controlled by one of our directors, Mark Balazovsky, under the trade name GLUTOXIM®, has been administered to over 5,000 patients, demonstrating clinical efficacy and excellent safety. For more information regarding ZAO BAM, see the section entitled, ‘‘Certain Relationships and Related Transactions.’’ The FDA advised us in December 2005 that they agreed with us that advancing NOV-002 into a pivotal Phase 3 trial in advanced non-small cell lung cancer, in combination with first-line chemotherapy, is warranted. We will seek to finalize the pivotal Phase 3 trial design under a Special Protocol Assessment during the first half of 2006. The primary endpoint of this trial will be overall survival and we expect enrollment to begin in the third quarter of 2006. In March 2006, we filed an Investigational New Drug Application with the FDA for NOV-205 as a mono-therapy for hepatitis C, and expect to initiate a U.S.-based Phase 1b clinical trial in the second quarter of 2006.

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

We are also developing NOV-002 for the treatment of acute radiation injury. Russian animal models have shown that NOV-002 may provide a significant survival advantage if administered following a catastrophic radiation exposure from, for example, a nuclear weapon, a ‘‘dirty bomb’’ or an accident at a nuclear power plant.

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

We also intend to explore the commercial potential of NOV-002 for treatment of acute radiation injury in the U.S. and abroad to address the growing concern over catastrophic radiation exposure from, for example, a nuclear weapon, a ‘‘dirty bomb’’ or an accident at a nuclear power plant. Significantly, animals treated with NOV-002 demonstrated substantially increased survival rates (two- to three-fold, measured at thirty days post-radiation) compared to the irradiated control animals. In addition, NOV-002 treated animals did not experience severe neutropenia (loss of white blood cells used for fighting off infections) and demonstrated significantly higher bone marrow cell counts than the control (bone marrow is the source of white blood cells). In December 2004, we responded with a Capability Statement to the U.S. Department of Health and Human Services' Request for Information seeking drugs to mitigate radiation treatment and submitted a formal proposal in February 2006. The government is expected to announce contract awards in 2006.

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

NOV-002 for Treatment of Acute Radiation Injury

Significant market opportunity and unmet need exist for a drug that may safely treat the effects of acute radiation injury. In today's world, there appears to be more concern than ever about an attack by a nuclear weapon, a ‘‘dirty bomb’’ or an attack or accident at a nuclear power plant. The majority of deaths following such an attack do not result from the explosion itself, but from bone marrow suppression, which in turn leads to neutropenia (severe loss of white blood cells, neutrophils, leaving the body defenseless against infections) and depletion of platelets (key clotting factors that stop bleeding). The window of opportunity to treat radiation injury is short, thus the drug would need to be stockpiled at the local level in high risk areas, such as military bases, major population centers and within a 10-50 mile radius of a nuclear power plant facilities.

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

We also intend to explore the commercial potential of NOV-002 for radiation protection in the U.S. and abroad to address the growing concern over catastrophic radiation exposure from a nuclear weapon, a ‘‘dirty bomb’’, or an attack/accident at a nuclear power plant. In December 2004, we submitted a Capability Statement in response to a U.S. Department of Health and Human Services' Request for Information for Therapeutics to Treat Neutropenia and Thrombocytopenia Associated with the Acute Radiation Syndrome. We are currently planning animal experiments with Shriners Hospital, Boston, MA to confirm the radiation injury treatment results from Russia. In February 2006 we submitted a proposal to the Department of Health and Human Services for the use of NOV-002 to treat the potentially lethal blood cell reductions (neutropenia, thrombocytopenia, lymphopenia) that are part of the Acute Radiation Syndrome seen in subjects exposed to high levels of ionizing radiation. The government is expected to announce contract awards in the second half of 2006.

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

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTC Electronic Bulletin Board of The National Association of Securities Dealers, Inc. under the symbol ‘‘NVLT.OB’’ since June 13, 2005 when trading began. The following table provides, for the periods indicated, the high and low bid prices for our common stock. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2005	High	Low
Second Quarter (beginning June 13, 2005)	$2.80	$2.20
Third Quarter	$4.47	$2.16
Fourth Quarter	$3.65	$1.53

On March 21, 2006, we had approximately, 203 holders of record of our common stock. This number does not include stockholders for whom shares were held in a ‘‘nominee’’ or ‘‘street’’ name.

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

Preferred Stock Deemed Dividend.    In the year ended December 31, 2005 we recorded a deemed dividend to preferred stockholders of $2,077,321. This amount represents the value attributed to the beneficial conversion feature of the Series A 8% Cumulative Convertible Preferred Stock issued during that period. The amount has been included in the calculation of net loss attributable to common stockholders for the year ended December 31, 2005. There were no deemed dividends in the year ended December 31, 2004.

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

We believe that our available cash and cash equivalents, including the proceeds from the March 7, 2006 private placement (described below under the caption ‘‘Subsequent Events’’), will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements through September 2007, assuming that our business plan is implemented successfully.

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

The Company will apply SFAS 123R using the ‘‘modified prospective’’ method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures.

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

ITEM 7.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
FINANCIAL STATEMENTS FOR NOVELOS THERAPEUTICS, INC.
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Report of Independent Registered Public Accounting Firm	26
Balance Sheets at December 31, 2005 and 2004	27
Statements of Operations for the Years Ended December 31, 2005 and 2004	28
Statements of Stockholders' Deficit for the Years Ended December 31, 2005 and 2004	29
Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	30
Notes to Financial Statements	31

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

As discussed in Note 13, the financial statements have been restated for changes to the Company's accounting for the beneficial conversion feature associated with its Series A 8% Cumulative Convertible Preferred Stock and to correct the calculation of Net Loss Attributable to Common Stockholders and Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novelos Therapeutics, Inc. as of December 31, 2005 and 2004 and the results of its operations, changes in stockholders' deficiency and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Stowe & Degon
Worcester, Massachusetts
March 22, 2006 except for Notes 5 and 13 for which the date is November 1, 2006

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

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	Restated (Note 13)
REVENUES:
Sales of samples	$12,584	$4,962
COSTS AND EXPENSES:
Research and development	1,136,217	261,768
General and administrative	1,442,749	368,413
Total costs and expenses	2,578,966	630,181
OTHER INCOME (EXPENSE):
Consulting revenue	—	13,374
Interest income	49,876	95
Interest expense	(109,102)	(208,741)
Miscellaneous	5,796	5,206
Gain on forgiveness of debt	2,087,531	—
Restructuring expense	(2,521,118)	—
Total other expense	(487,017)	(190,066)
NET LOSS	(3,053,399)	(815,285)
PREFERRED STOCK DIVIDEND	(64,000)	—
PREFERRED STOCK DEEMED DIVIDEND	(2,077,321)	—
ACCRETION ON CONVERTIBLE PREFERRED STOCK, SERIES A	—	(69,541)
ACCRETION ON CONVERTIBLE PREFERRED STOCK SERIES B	—	(67,267)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,194,720)	$(952,093)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.24)	$(0.28)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	21,757,424	3,455,238

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock		Series A Cumulative Convertible Preferred Stock		Convertible Preferred Stock, Series A		Convertible Preferred Stock, Series B		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
									Restated (Note 13)
BALANCE AT JANUARY 1, 2004	20,000	$200	—	$—	2,783	$4,078,764	2,201	$3,687,905	$82,696	$(11,393,064)	$—	$(3,543,499)
Recapitalization	4,014,782	(160)	—	—	(2,783)	(4,148,305)	(2,201)	(3,755,172)	7,903,637	—	—	—
Accretion on Series A	—	—	—	—	—	69,541	—	—	—	(69,541)	—	—
Accretion on Series B	—	—	—	—	—	—	—	67,267	—	(67,267)	—	—
Shares issued in consideration of cancellation of escrow agreement	391,344	4	—	—	—	—	—	—	3,909	—	—	3,913
Stock based compensation	—	—	—	—	—	—	—	—	7,868	—	—	7,868
Treasury stock acquired (195,672 shares)	—	—	—	—	—	—	—	—	—	—	(1,956)	(1,956)
Net loss	—	—	—	—	—	—	—	—	—	(815,285)	—	(815,285)
BALANCE AT DECEMBER 31, 2004	4,426,126	44	—	—	—	—	—	—	7,998,110	(12,345,157)	(1,956)	(4,348,959)
Issuance of common stock for financing commitment	10,500,000	105	—	—	—	—	—	—	—	—	—	105
Issuance of common stock upon conversion of convertible debt	1,760,000	18	—	—	—	—	—	—	1,099,982	—	—	1,100,000
Issuance of common stock in settlement of unsecured debt	586,351	6	—	—	—	—	—	—	732,935	—	—	732,941
Issuance of common stock in restructuring of royalty arrangement	2,016,894	20	—	—	—	—	—	—	2,521,098	—	—	2,521,118
Issuance of common stock in merger	4,500,000	45	—	—	—	—	—	—	(45)	—	—	—
Retirement of treasury stock in merger	(195,672)	(2)	—	—	—	—	—	—	(1,954)	—	1,956	—
Issuance of common stock in private placement, net of issuance costs of $891,383	4,000,000	40	—	—	—	—	—	—	4,108,577	—	—	4,108,617
Issuance of common stock for placement agent services	125,000	1	—	—	—	—	—	—	156,249	—	—	156,250
Issuance of common stock for services	202,500	2	—	—	—	—	—	—	527,798	—	—	527,800
Compensation expense associated with options issued to non-employees	—	—	—	—	—	—	—	—	113,070	—	—	113,070
Issuance of cumulative convertible preferred stock, net of issuance costs of $336,000	—	—	3,200	—	—	—	—	—	—	—	—	—
Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	—	—	786,679	—	—	786,679
Deemed dividend to preferred stockholders	—	—	—	—	—	—	—	—	2,077,321	—	—	2,077,321
Issuance of cumulative convertible preferred stock in payment of dividends	—	—	64	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,053,399)	—	(3,053,399)
BALANCE AT DECEMBER 31, 2005	27,921,199	$279	3,264	$—	—	$—	—	$—	$20,119,820	$(15,398,556)	$—	$4,721,543

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	Restated (Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,053,399)	$(815,285)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	3,244	2,538
Stock-based compensation	399,461	7,868
Gain on forgiveness of debt	(2,087,531)	—
Loss on cancellation of escrow agreement	—	1,957
Common stock issued for restructuring expense	2,521,118	—
Increase (decrease) in cash from:
Accounts receivable	12,584	100
Prepaid expenses and other current assets	(96,653)	(75,219)
Accounts payable and accrued expenses	(136,538)	314,194
Accrued interest	51,451	174,520
Deferred revenue	(12,584)	(100)
Deferred rent	(250)	250
Cash used in operating activities	(2,399,097)	(389,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,854)	—
Increase in restricted cash	(196,908)	—
Deferred financing costs	(24,612)	—
Deposits	(4,798)	—
Cash used in investing activities	(252,172)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,714,868	—
Proceeds from issuance of Series A 8% cumulative convertible preferred stock, net	2,864,000	—
Payments of long-term debt	(1,840)	(2,832)
Proceeds from issuance of promissory notes	850,000	219,000
Payment of promissory notes	(519,000)	—
Cash provided by financing activities	6,908,028	216,168
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,256,759	(173,009)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	10,356	183,365
CASH AND EQUIVALENTS AT END OF YEAR	$4,267,115	$10,356
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$57,461	$33,750
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Deemed dividend on preferred stock	$2,077,321	$—
Preferred stock issued in payment of dividends	$64,000	$—
Common stock issued for placement agent services	$156,250	$—
Common stock issued on conversion of promissory notes	$1,100,000	$—
Common stock issued to repay notes payable	$638,719	$—
Common stock issued in exchange for accounts payable	$544,221	$—
Common stock issued for accrued interest	$100,000	$—
Common stock issued for prepaid expenses	$426,450	$—
Demand notes payable forgiven	$610,212	$—
Accounts payable forgiven	$773,599	$—
Accrued compensation forgiven	$360,357	$—
Accrued interest forgiven	$343,363	$—

See notes to financial statements.

Novelos Therapeutics, Inc.

Notes to Financial Statements

1.    NATURE OF BUSINESS

Novelos Therapeutics, Inc. (‘‘Novelos’’ or on or after June 13, 2005, the ‘‘Company’’) was incorporated on June 21, 1996 as AVAM International, Inc. (‘‘AVAM’’). On October 6, 1998, Novelos Therapeutics, Inc., a newly incorporated entity, merged into AVAM, and the name of AVAM was changed to Novelos Therapeutics, Inc. See Note 3 regarding the merger and restructuring that occurred during 2005. Novelos owns exclusive worldwide intellectual property rights (excluding Russia and other states of the former Soviet Union) related to certain clinical compounds and other pre-clinical compounds based on oxidized glutathione. Novelos focuses on therapeutics for the treatment of various cancers and infectious diseases.

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

Income Taxes — The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

Stock-Based Compensation — The Company accounts for stock option awards granted to directors and employees (collectively, employees) under the recognition and measurement principles of Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, (APB 25). Under this method compensation cost is recognized for the amount by which the market price of the stock on the date of grant exceeds the exercise price of the option. For the years ended December 31, 2005 and 2004, there was no stock-based employee compensation cost recorded for options granted to employees under the plan as none have been granted at exercise prices below the fair market value of the underlying stock. For those options granted at exercise prices equal to or greater than the fair market value of the underlying stock on the date of the grant, the Company applies the disclosure only provision of SFAS No. 123, Accounting for Stock-based Compensation (‘‘SFAS 123’’). The fair value of the Company's stock options used to compute pro forma net loss below is the estimated fair value at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005:

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

	Year Ended December 31,
	2005	2004
	Restated (Note 13)
Net loss attributable to common stockholders as reported	$(5,194,720)	$(952,093)
Stock-based employee compensation expense determined under fair-value-based method	(111,082)	(5,272)
Pro forma net loss attributable to common stockholders	$(5,305,802)	$(957,365)
Basic and diluted net loss attributable to common stockholders per share:
As reported	$(0.24)	$(0.28)
Pro forma	$(0.24)	$(0.28)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, (‘‘SFAS 123R’’), which is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

5.    STOCKHOLDERS' EQUITY (Restated, see Note 13)

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

Series A 8% Cumulative Convertible Preferred Stock (Restated, see Note 13)

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

The fair value of the 969,696 warrants, determined on a relative fair value basis, was $786,679, which is included in additional paid-in capital. Since the initial $1.65 conversion price of the preferred stock was less than the market value at the time of the closings, the Company determined that this represents a beneficial conversion feature. After allocating the value of the warrants, the intrinsic value of the beneficial conversion feature was determined to be $4,344,252. However, there were not sufficient net proceeds remaining to allocate the full intrinsic value to the beneficial conversion feature. Therefore, the remaining net proceeds of $2,077,321 were allocated to the beneficial conversion feature and that amount was recorded as a deemed dividend in the year ended December 31, 2005.

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

Stock Option Plan — The Company's incentive stock option plan (the ‘‘Plan’’), established in August 2000, provides for grants of options to purchase up to 73,873 post split shares of common stock. Grants may be in the form of incentive stock options or nonqualified options. The board of directors determines exercise prices and vesting periods on the date of grant. Options generally vest annually over three years and expire on the tenth anniversary of the grant date. No options were exercised or cancelled during 2005 or 2004.

There was no stock option activity for the 2000 Stock Option Plan for the two-year period ended December 31, 2005. Options issued and outstanding under this plan are as follows:

	Number of Options	Exercise Prices Range		Weighted- Average Exercise Price	Weighted- Average Remaining Life
Balance December 31, 2004	73,873	$.707.01	- $	$3.16
Balance December 31, 2005	73,873	$.707.01	- $	$3.16	7 Years
Exercisable at $0.70 to $1.70 at December 31, 2005	30,942			$0.75
Exercisable at $7.01 at December 31, 2005	27,240			$7.01

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

On May 25, 2004, Novelos obtained a bridge loan in the amount of $100,000 from a stockholder. This loan bore interest at 15% and became due and payable on May 25, 2005. On November 25, 2003, Novelos received $900,000 from certain stockholders in new secured debt financing through the issuance of ‘‘bridge loans,’’ bearing interest at 15% and maturing on May 25, 2005. Novelos also converted an existing $100,000 secured demand note payable into a bridge loan under the same terms. Under the terms of the loan agreements, the principal amount of the notes could be converted to common stock at $1.00 per share, at the note holder's option. If the market value of the stock fell below $2.00 per share, the conversion price would be adjusted downward to a price equal to one half of the market value of the stock, with a minimum conversion price of $.38 per common share. In May 2005 these bridge loans were converted into 1,760,000 shares of common stock in accordance with the loan agreements. Therefore, there were no bridge loans outstanding at December 31, 2005.

In January 2005 Novelos received $400,000 in the form of a loan from an individual stockholder. This loan bore interest at 6% per annum and was repayable following the closing of one or more equity financings that resulted in aggregate gross proceeds of at least $5,000,000 to the Company. In December 2004 the Company had received a $100,000 loan from the same individual stockholder. This loan bore interest at 6% per annum and was repayable upon the successful completion of a proposed ‘‘recapitalization’’ that raised at least $3 million. In exchange for both of these loans and the individual's commitment to provide additional financing of up to $500,000 through August 2005, this individual received in January 2005 10,000,000 shares of common stock of Novelos. These loans allowed Novelos to sustain its operations until permanent equity, as described in Note 3, was obtained. The Company closed equity financings by means of the private placements described in Note 3, which resulted in $5,000,000 in aggregate gross proceeds to the Company. The Company repaid these loans on August 9, 2005 with proceeds from these equity financings. Therefore, there were no loans from stockholders outstanding at December 31, 2005.

8.    COMPREHENSIVE INCOME (LOSS)

The Company had no components of comprehensive income (loss) other than net loss in each of the periods presented.

9.    NET LOSS PER SHARE

The following table is the computation of basic and diluted net loss attributable to common stockholders per common share computed in the manner described in Note 2 for the years ended December 31:

	2005	2004
	Restated (Note 13)
Net loss attributable to common stockholders	$(5,194,720)	$(952,093)
Weighted average basic and diluted common shares outstanding	21,757,424	3,455,238
Basic and diluted net loss attributable to common stockholders per common share	$(0.24)	$(0.28)

For the years ended December 31, 2005 and 2004, options to purchase 2,727,651 and 952,651 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. At December 31, 2005 and 2004, warrants to purchase 4,829,008 and 0 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. At December 31, 2005, 1,939,393 shares of common stock issuable upon conversion of preferred stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

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

13.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial filing of the Company's annual report on Form 10-KSB for the year ended December 31, 2005 and in connection with an internal review of the terms associated with the Company's historical financing transactions, the Company determined that the intrinsic value associated with the beneficial conversion feature (‘‘BCF’’) of the Company's Series A 8% Cumulative Convertible Preferred Stock had not been properly presented as a deemed (non-cash) dividend nor deducted from net loss in determining net loss attributable to common stockholders in the year ended December 31, 2005. In accordance with Emerging Issues Task Force Issue (‘‘EITF’’) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, a conversion feature that is ‘‘in-the-money’’ based on the market price of a company's common stock at the commitment date is considered a BCF. As the terms of the Series A 8% Cumulative Convertible Preferred Stock allowed immediate conversion, the deemed (non-cash) dividend related to the BCF should have been recorded upon issuance.

The following table sets forth the effects of the restatement on certain line items within the Company's Statements of Operations for the year ended December 31, 2005:

	As Previously Reported	Revision	As Restated
Year Ended December 31, 2005:
Net Loss	$(3,053,399)	$—	$(3,053,399)
Preferred Stock (Non-cash) Dividend (1)	—	(64,000)	(64,000)
Preferred Stock Deemed (Non-cash) Dividend	—	(2,077,321)	(2,077,321)
Net Loss Attributable to Common Stockholders	$(3,053,399)	$(2,141,321)	$(5,194,720)
Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share	$(0.14)	$(0.10)	$(0.24)

(1)	Represents a quarterly dividend paid to preferred stockholders in the quarter ended December 31, 2005 in the form of additional shares of preferred stock, as permitted pursuant to the terms of the related agreement. This amount was inadvertently not previously included as an adjustment in arriving at net loss attributable to common stockholders. The amount was not material in relation to net loss attributable to common stockholders and would not have changed the basic and diluted net loss attributable to common stockholders per common share as reported.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8a.    Controls and Procedures

In October 2006, our current management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on our current evaluation of our disclosure controls and procedures as of December 31, 2005 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness discussed below.

Identification of a Material Weakness.     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In August 2006, our recently hired Director of Finance and Controller began an internal review of the terms associated with our historical private placements of securities, during which the Director of Finance and Controller, in consultation with management, determined that the intrinsic value associated with the beneficial conversion feature (‘‘BCF’’) of the Company's Series A 8% Cumulative

Convertible Preferred Stock issued on September 30, 2005 and October 3, 2005 had not been properly presented as a deemed (non-cash) dividend nor deducted from net loss in determining net loss attributable to common stockholders for the three- and nine-month periods ended September 30, 2005 and the fiscal year ended December 31, 2005 (the ‘‘Relevant Periods’’) in our Statements of Operations in accordance with generally accepted accounting principles. Based on the results of this internal review, on October 18, 2006, our management concluded that our audited financial statements and our unaudited financial statements and financial information for the Relevant Periods should be restated in order to reflect a deemed (non-cash) dividend associated with the BCF of the Series A 8% Cumulative Convertible Preferred Stock. As a result of the restatement described above, our management has determined that a material weakness existed in the Company's internal controls over financial reporting with respect to the identification of and accounting for the beneficial conversion feature of the preferred stock financing transaction. Due to this material weakness in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

Remediation of Material Weakness in Internal Control over Financial Reporting.     In the fourth quarter of 2005 we identified the need to establish the full-time position of Director of Finance. At that time, we began discussions regarding permanent employment with a consultant who had provided part-time finance and accounting services to us for several years. Over the course of the next two months, this individual worked to complete outstanding consulting engagements with a view to becoming a full-time Novelos employee during the first quarter of 2006. In February 2006 it became apparent to us that this individual would be unable to accept this full-time role. We then renewed our search and upgraded the required qualifications for a suitable candidate. In April 2006 we identified a candidate who is a CPA with extensive experience at a ‘‘big four’’ public accounting firm as well as substantial public company experience at the management level in the areas of finance and accounting, including the accounting for and reporting of complex financial transactions. In May 2006, the candidate began performing consulting services for us on a part-time basis and in June 2006 the candidate accepted the position of Director of Finance and Controller. Shortly after beginning employment, this individual began an internal review of our historical financing transactions. It was during the course of this review that the error requiring the restatement was discovered. The Director of Finance and Controller is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We believe that the addition of this individual in this key position has remediated the material weakness in internal control over financial reporting described above.

Changes in Internal Control.     There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The change described above occurred during 2006.

Limitations on Effectiveness of Controls.     In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Cause’’ means (i) gross neglect of duties for which employed; (ii) committing fraud, misappropriation or embezzlement in the performance of duties as our employee; (iii) conviction or guilty or nolo plea of a felony or misdemeanor involving moral turpitude; or (iv) willfully engaging in conduct materially injurious to us or violating a covenant contained in the employment agreement.

Good Reason’’ means (i) the failure of our board of directors to elect Mr. Palmin to the offices of president and chief executive officer; (ii) the failure by our stockholders to continue to elect Mr. Palmin to our board of directors; (iii) our failure to pay Mr. Palmin the compensation provided for in the employment agreement, except for across the board cuts applicable to all of our officers on an equal percentage basis; provided that such reduction is approved by our board of directors; (iv) relocation of Mr. Palmin's principal place of employment to a location beyond 50 miles of Newton, Massachusetts; (v) a reduction of base salary or material reduction in other benefits or any material change by us to Mr. Palmin's function, duties, authority, or responsibilities, which change would cause Mr. Palmin's position with us to become one of lesser responsibility, importance, or scope; and (vi) our material breach of any of the other provisions of the employment agreement.

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

‘‘Cause’’ means Dr. Pazoles (i) has willfully failed, neglected, or refused to perform his duties under the employment agreement; (ii) has been convicted of or pled guilty or no contest to a crime involving a felony; or (iii) has committed any act of dishonesty resulting in material harm to us.

‘‘Good Reason’’ means that Dr. Pazoles has resigned due to our failure to meet any of our material obligations to him under the employment agreement.

On March 21, 2006, our board of directors approved a 5% increase in Dr. Pazoles' base salary. This increase will become effective on April 1, 2006.

Audit Committee

The board of directors has an audit committee. Mr. Schneider, Mr. Doyle and Mr. Fass serve as members of the audit committee.

Audit Committee Financial Expert

The board of directors has determined that Mr. Schneider is an ‘‘audit committee financial expert.’’ The audit committee financial expert is independent as defined by NASDAQ listing standards.

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

The address of each executive officer and director is c/o Novelos Therapeutics, Inc., One Gateway Center, Suite 504, Newton, Massachusetts 02458. The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares included in the ‘‘Right to acquire’’ column consist of shares that may be purchased through the exercise of options and warrants that vest within 60 days of March 21, 2006.

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

Item 13.    Exhibits

Exhibit No.	Description	Filed with this Form 10-KSB/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.3	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.2	By-Laws		8-K	June 17, 2005	2
10.1**	Employment agreement with Christopher J. Pazoles dated July 15, 2005		10-QSB	August 15, 2005	10.4
10.2**	Employment agreement with Harry Palmin dated January 31, 2006		8-K	February 6, 2006	99.1
10.3**	Compensation for independent directors		8-K	December 22, 2005	99.1
10.4**	2000 Stock Option and Incentive Plan		SB-2	November 16, 2005	10.2
10.5**	Form of 2004 non-plan non-qualified stock option		SB-2	November 16, 2005	10.3
10.6**	Form of non-plan non-qualified stock option used from February to May 2005		SB-2	November 16, 2005	10.4
10.7**	Form of non-plan non-qualified stock option used after May 2005		SB-2	November 16, 2005	10.5
10.8	Form of common stock purchase warrant issued in March 2005		SB-2	November 16, 2005	10.6
10.9	Form of securities purchase agreement dated May 2005		8-K	June 2, 2005	99.1
10.10	Form of subscription agreement dated September 30, 2005		8-K	October 3, 2005	99.1

Exhibit No.	Description	Filed with this Form 10-KSB/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.11	Form of Class A common stock purchase warrant dated September 30, 2005		8-K	October 3, 2005	99.3
10.12	Form of share escrow agreement		8-K	November 3, 2005	10.3
10.13	Consideration and new technology agreement dated April 1, 2005 with ZAO BAM		10-QSB	August 15, 2005	10.2
10.14	Letter agreement dated March 31, 2005 with The Oxford Group, Ltd.		10-QSB	August 15, 2005	10.3
10.15	Form of securities purchase agreement dated March 2, 2006		8-K	March 3, 2006	99.2
10.16	Form of common stock purchase warrant dated March 2006		8-K	March 3, 2006	99.3
10.17	Placement Agent Agreement with Oppenheimer & Co. Inc. dated December 19, 2005		8-K	March 3, 2006	99.4
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Management contract or compensatory plan.

Item 14.    Principal Accountant Fees and Services

Aggregate fees for professional services by Stowe & Degon for the years ended December 31, 2005 and December 31, 2004 were:

	2005	2004
Audit	$80,775	$—
Audit Related	9,700	—
Tax	—	—
All Other	—	—
Total	$90,475	$—

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
Date: November 1, 2006