Form 10QSB
period 2006-09-30
NOVELOS THERAPEUTICS, INC.
filed 2006-11-06
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,235,272 shares of common stock, $.00001 par value per share, as of November 1, 2006.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$11,711,402	$4,267,115
Restricted cash	2,210,768	196,908
Prepaid expenses and other current assets	371,183	337,902
Total current assets	14,293,353	4,801,925
PROPERTY AND EQUIPMENT, NET	26,134	22,610
DEFERRED FINANCING COSTS	—	24,612
PREPAID EXPENSES	—	79,896
DEPOSITS	10,875	9,656
TOTAL ASSETS	$14,330,362	$4,938,699

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,102,067	$211,456
Accrued interest	5,700	5,700
Total current liabilities	1,107,767	217,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.00001 par value; 7,000 shares authorized:
Series A 8% cumulative convertible preferred stock; 3,264 shares issued and outstanding (liquidation preference $3,264,000)	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized; 39,235,272 and 27,921,199 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	392	279
Additional paid-in capital	34,233,883	20,119,820
Accumulated deficit	(21,011,680)	(15,398,556)
Total stockholders' equity	13,222,595	4,721,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,330,362	$4,938,699

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
REVENUES:
Sales of samples	$—	$12,584	$—	$12,584

Total revenue	—	12,584	—	12,584

COSTS AND EXPENSES:
Research and development	2,408,658	376,461	4,200,465	927,169
General and administrative	586,542	596,863	1,889,182	905,224

Total costs and expenses	2,995,200	973,324	6,089,647	1,832,393

OTHER INCOME (EXPENSE):
Interest income	192,017	8,077	472,023	9,693
Interest expense	—	(3,209)	—	(109,102)
Miscellaneous	1,500	1,000	4,500	4,297
Gain on forgiveness of debt	—	—	—	2,087,531
Restructuring expense	—	—	—	(2,521,118)

Total other income (expense)	193,517	5,868	476,523	(528,699)

NET LOSS	(2,801,683)	(954,872)	(5,613,124)	(2,348,508)

PREFERRED STOCK DEEMED DIVIDEND	—	(1,943,377)	—	(1,943,377)
PREFERRED STOCK DIVIDEND	(65,280)	—	(195,840)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,866,963)	$(2,898,249)	$(5,808,964)	$(4,291,885)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.07)	$(0.11)	$(0.16)	$(0.22)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	39,226,250	27,228,700	36,487,218	19,689,732

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,613,124)	$(2,348,508)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,192	1,303
Stock-based compensation	462,492	168,186
Gain on forgiveness of debt	—	(2,087,531)
Common stock issued for restructuring expense	—	2,521,118
Increase (decrease) in:
Accounts receivable	—	12,584
Prepaid expenses and other current assets	46,615	(50,556)
Accounts payable and accrued expenses	890,611	(40,325)
Accrued interest	—	51,451
Deferred revenue	—	(12,584)
Deferred rent	—	250

Cash used in operating activities	(4,206,214)	(1,784,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,716)	(22,963)
Change in restricted cash	(2,013,860)	(195,726)
Deferred financing costs	24,612	—
Deposits	(1,219)	(4,798)

Cash used in investing activities	(2,001,183)	(223,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	2,680,000
Net proceeds from issuance of common stock	13,846,774	3,819,034
Dividends paid to preferred stockholders	(195,840)	—
Proceeds from exercise of stock option	750	—
Payments of long-term debt	—	(1,840)
Proceeds from issuance of promissory notes	—	850,000
Payment of promissory notes	—	(519,000)

Cash provided by financing activities	13,651,684	6,828,194

INCREASE IN CASH AND EQUIVALENTS	7,444,287	4,820,095

CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,267,115	10,356

CASH AND EQUIVALENTS, END OF PERIOD	$11,711,402	$4,830,451

See notes to financial statements

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended September 30,
	2006	2005 (Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$57,461

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Common stock issued for services	$144,050	$156,250
Deemed dividend for preferred stock conversion feature	$—	$1,943,377
Common stock issued for accrued services	$—	$216,000
Common stock issued on conversion of promissory notes	$—	$1,727,000
Common stock issued in exchange for accounts payable	$—	$544,221
Common stock issued for accrued interest	$—	$100,000
Accounts payable forgiven	$—	$773,599
Accrued compensation forgiven	$—	$360,357
Accrued interest forgiven	$—	$343,363
Accrued liability for amounts included in prepaid expenses	$—	$372,450

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Novelos Therapeutics, Inc. (“Novelos” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest annual report for the year ended December 31, 2005 on Form 10-KSB/A which was filed with the Securities and Exchange Commission (“SEC”) on November 1, 2006.

Cash - Restricted cash consists of $152,438 of cash placed in escrow as contractually required under an employment agreement with an officer and $2,058,330 of cash pledged as security on a letter of credit agreement with a bank. See Note 9.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Restatement -  Subsequent to the initial filing of the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2005 and the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 (the “Relevant Periods”) and in connection with an internal review of the terms associated with the Company’s historical financing transactions, the Company determined that the intrinsic value associated with the beneficial conversion feature (“BCF”) of the Company’s Series A 8% Cumulative Convertible Preferred Stock had not been properly presented as a deemed (non-cash) dividend nor deducted from net loss in determining net loss attributable to common stockholders in the Relevant Periods. As the terms of the Series A 8% Convertible Preferred Stock allowed immediate conversion, the deemed (non-cash) dividend related to the BCF should have been recorded upon issuance. The Statements of Operations for the three and nine months ended September 30, 2005, the Statements of Cash Flows for the nine months ended September 30, 2005 (supplemental disclosures of non-cash activities) and the related footnote disclosures included in this Form 10-QSB have been revised to include the deemed dividend of $1,943,377 related to the quarter ended September 30, 2005.

2.    REVERSE MERGER AND RESTRUCTURING

In May and June 2005, the Company completed a merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals. In connection with that transaction, all outstanding shares of Novelos (net of shares of treasury stock) were converted into an equal number of shares of common stock of Common Horizons and all outstanding options and warrants to purchase shares of Novelos common stock were converted into an equal number of options and warrants to purchase shares of Common Horizons with the same terms and conditions as the original options and warrants. In connection with the merger all but 4,500,000 shares of outstanding common stock of Common Horizons were cancelled. Following these transactions, Novelos shareholders owned approximately 83% of the combined company on a fully diluted basis after giving effect to the transaction. Common Horizons changed its state of incorporation, by-laws, certificate of incorporation and fiscal year to that of Novelos and Novelos became the surviving corporation. The business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore accounted for as a reverse acquisition with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes. Accordingly, all historical information in these financial statements is that of the Novelos business. The results of operations of Common Horizons prior to the merger were not material for purposes of pro forma presentation. The 4,500,000 remaining shares of Common Horizons outstanding at the completion of the merger, net of cancellations, were deemed, for accounting purposes, to be an issuance by Novelos. Since Common Horizons had no remaining financial assets or liabilities, the merger with Common Horizons did not have any significant effects on the Company’s assets or liabilities or on the Company’s results of operations subsequent to the date of the merger.

On May 26, 2005, indebtedness of Novelos in the amount of $3,139,185 was exchanged for 586,352 shares of common stock of Novelos with an aggregate deemed value of $732,940 and cash in the amount of $318,714, which resulted in forgiveness of debt income of $2,087,531. Also on May 26, 2005, holders of convertible notes of Novelos in the principal amount of $1,100,000 converted their notes into 1,760,000 shares of common stock of Novelos at a price of $0.625 per share. In addition, Novelos amended an arrangement for future royalty payments to a related party (see Note 10), which resulted in the issuance of 2,016,894 shares of its common stock with an aggregate deemed value of $2,521,118. These amounts were reflected in Novelos’ Statements of Operations for the nine months ended September 30, 2005 as “Gain on forgiveness of debt” and “Restructuring expense.”

3.    STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans are summarized below:

2000 Stock Option Plan. The Company's incentive stock option plan established in August 2000 (the “2000 Plan”) provides for grants of options to purchase up to 73,873 post-split shares of common stock. Grants may be in the form of incentive stock options or nonqualified options. The board of directors determines exercise prices and vesting periods on the date of grant. Options generally vest annually over three years and expire on the tenth anniversary of the grant date. No options were granted, exercised or cancelled under the 2000 Plan during 2005 or during the three- and nine-month periods ending September 30, 2006.

2006 Stock Incentive Plan. On May 1, 2006, the Company’s board of directors adopted and on July 21, 2006 the Company’s stockholders approved, the 2006 Stock Incentive Plan (the “2006 Plan”). A total of 5,000,000 shares of common stock are reserved for issuance under the 2006 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2006 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. In the nine months ended September 30, 2006, stock options for the purchase of 210,000 shares of common stock were granted under the 2006 Plan.

Other Stock Option Activity. During 2005 and 2004, the Company issued stock options to employees, directors and consultants outside of any formalized plan. These options are exercisable within a ten-year period from the date of grant, and vest at various intervals with all options being fully vested within two-to-three years of the grant date. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant. During the nine months ended September 30, 2006, options to purchase 75,000 shares were exercised. There have been no other exercises.

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. SFAS 123R requires all share-based payments to employees including grants of employee stock options to be recognized in the financial statements based on their fair values. SFAS 123R did not change the accounting guidance for share-based payments granted to non-employees provided in SFAS No. 123, Accounting for Stock Based Compensation, as originally issued and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Under the modified prospective transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, the Company recorded incremental stock-based compensation expense of $70,522 and $191,974, respectively, in the three and nine months ended September 30, 2006.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Employee and director stock option grants:

Research and development	$47,820	$139,050
General and administrative	22,702	52,924
	70,522	191,974
Non-employee consultants stock option grants and restricted stock awards:

Research and development	3,969	3,969
General and administrative	47,723	266,549
	51,692	270,518

Total stock-based compensation	$122,214	$462,492

Determining Fair Value

Valuation and amortization method. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

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

Forfeitures. As required by SFAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of September 30, 2006 as the Company believes that there is insufficient history to develop an accurate estimate of future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted average values and assumptions used for options granted to employees, directors and consultants in the three and nine months periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Volatility	80%	80%	80%	0-80%
Weighted-average volatility	80%	80%	80%	20.1%
Risk-free interest rate	4.59%-5.05%	3.84%-4.30%	4.59%-5.05%	3.84%-4.81%
Expected life (years)	5-10	5-10	5-10	5-10
Dividend	0	0	0	0
Weighted-average exercise price	$1.23	$3.22	$1.23	$0.66
Weighted-average grant-date fair value	$0.56	$2.22	$0.56	$0.45

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair-value recognition provisions of SFAS 123R in the three and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss available to common stockholders as reported	$(2,898,249)	$(4,291,885)
Deduct: Stock-based employee compensation expense determined under fair value based method	(45,915)	(50,244)
Pro forma net loss	$(2,944,164)	$(4,342,129)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.22)
Pro forma	$(0.11)	$(0.22)

Stock Option Activity

A summary of stock option activity under the 2000 Plan, the 2006 Plan and outside of any formalized plan during the nine months ended September 30, 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2005	2,727,651	$0.60	8.9	$4,294,257
Granted	210,000	$1.23
Exercised	(75,000)	$0.01
Outstanding at September 30, 2006	2,862,651	$0.66	8.3	$1,836,718
Exercisable at September 30, 2006	2,230,312	$0.41	8.1	$1,700,076

The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options. The weighted average grant-date fair value of options granted in the three and nine months ended September 30, 2006 was $0.56 per share. During the nine months ended September 30, 2006, the total intrinsic value of options exercised was $134,250 and the total amount of cash received from exercise of these options was $750.

The following tables summarize information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 0.01	2,053,778	8.1	$0.01	1,900,627	$0.01

$ 0.70 - $1.95	255,705	9.2	$1.14	51,517	$0.88

$ 2.00 - $3.22	525,000	8.9	$2.63	250,000	$2.65

$ 7.01	28,168	5.8	$7.01	28,168	$7.01

	2,862,651	8.30	$0.66	2,230,312	$0.41

As of September 30, 2006, there was approximately $462,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.25 years. The Company expects 632,339 in unvested options to vest in the future.

4.    COMPREHENSIVE INCOME (LOSS)

The Company had no components of comprehensive income (loss) other than net loss in all of the periods presented.

5.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock. Since the Company has a net loss for all periods presented, the inclusion of stock options and warrants in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Stock options	2,862,651	2,627,651	2,862,651	2,627,651
Warrants	14,561,449	4,768,402	14,561,449	4.768,402
Conversion of preferred stock	2,417,774	1,818,182	2,417,774	1,818,182

6.     INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three and nine months ended September 30, 2006 and September 30, 2005, respectively, because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

7.    NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application allowed. The Company is currently evaluating the effect of this standard on its future reported financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair-value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair-value basis. SFAS 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

8.    STOCKHOLDERS’ EQUITY

2005 PIPE - From May 27, 2005 through August 9, 2005, the Company completed a private offering of securities structured as a “PIPE” (Private Investment in Public Equity), exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to accredited investors 4,000,000 shares of common stock and issued 2,000,000 common stock warrants (initially exercisable at $2.25 per share) for net cash proceeds of approximately $3,715,000 (net of issuance costs of approximately $891,000) and conversion of debt of $550,000. In connection with the private placement, the Company also issued 125,000 shares of common stock to placement agents and issued 340,000 common stock warrants to placement agents and finders at an initial exercise price of $2.00 per share. Pursuant to anti-dilution provisions, the number of warrants issued to investors, placement agents and finders was subsequently increased to 3,139,312 and the exercise price of the warrants was reduced to $1.65 per share as a result of the Series A Preferred financing described below. The 2006 PIPE transaction in March 2006 described below resulted in a further adjustment to the warrants, increasing the number of warrants to 3,836,967 and reducing the exercise price of the warrants to $1.35 per share.

Series A Preferred - On September 30, 2005 and October 3, 2005, the Company sold, in a private placement, a total of 3,200 shares of its Series A 8% Cumulative Convertible Preferred Stock and 969,696 common stock warrants for net proceeds of $2,864,000, net of issuance costs of $336,000. The preferred shares were originally convertible at a price of $1.65 per common share into 1,939,393 shares of common stock and the warrants were exercisable at $2.50 per share. The fair value of the 969,696 warrants, determined on a relative fair-value basis, was $786,679, which is included in additional paid-in capital. Since the conversion price of the preferred stock was less than the market value of the Company’s common stock at the time of the closings, the Company determined that there was a beneficial conversion feature. After allocating the value of the warrants, the intrinsic value of the beneficial conversion feature was determined to be $4,344,252. However, there were not sufficient net proceeds remaining to allocate the full intrinsic value to the beneficial conversion feature. Therefore, the remaining net proceeds of $2,077,321 were allocated to the beneficial conversion feature and that amount was recorded as a deemed dividend in the year ended December 31, 2005. The deemed dividend associated with the September 30, 2005 closing of $1,943,377 is reflected as an adjustment to arrive at net loss attributable to common stockholders for the three and nine months ended September 30, 2005.

Pursuant to anti-dilution provisions, both the conversion price of the preferred stock and the exercise price of the warrants were subsequently adjusted to $1.35 per share on March 7, 2006 in connection with a subsequent offering of common stock described below and the preferred stock became convertible into 2,370,370 shares of common stock. The intrinsic value associated with this contingent beneficial conversion feature was $1,501,686. However, the proceeds had been fully allocated to the warrants and initial beneficial conversion feature as described above and therefore no additional deemed dividend was recorded in the quarter ended March 31, 2006.

2006 PIPE - On March 7, 2006, the Company completed a private offering of securities structured as a PIPE, exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to accredited investors 11,154,073 shares of common stock at $1.35 per share and warrants to purchase 8,365,542 common stock warrants exercisable at $2.50 per share for net cash proceeds of approximately $13,847,000 (net of issuance costs of approximately $1,211,000). In connection with the private placement, the Company issued 669,244 common stock warrants (exercisable at $2.50 per share) to the placement agents.

Common Stock Warrants - The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of September 30, 2006:

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE
Investors	3,333,275	$1.35	August 9, 2008
Placement Agents/Finders	503,692	$1.35	August 9, 2010
Series A Preferred
Investors - September 30, 2005 closing	909,090	$1.35	September 30, 2010
Investors - October 3, 2005 closing	60,606	$1.35	October 3, 2010
2006 PIPE
Investors	8,365,542	$2.50	March 7, 2011
Placement Agents	669,244	$2.50	March 7, 2011

Total	14,561,449

None of the above warrants have been exercised as of September 30, 2006.

On April 1, 2005, in connection with the issuance of $450,000 bridge notes payable, the Company issued warrants to purchase 720,000 shares of Novelos stock at $0.625 per share that expire in 5 years.

9.    COMMITMENTS

Novelos issued 50,000 shares of common stock to a vendor in connection with the restructuring of debt described in Note 2. Novelos has agreed to reimburse the vendor for the shortfall, if any, between the market value of shares still held at November 18, 2006, plus any proceeds received as of that date on the sale of the shares and $79,000. As of September 30, 2006, $34,000 is included in accrued expenses representing the estimated obligation in connection with this agreement.

In July, 2006, the Company entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities outside of the United States. Pursuant to the contract, the Company was obligated to purchase a minimum of approximately $2.6 million of chemotherapy drugs at specified intervals through March 2008. As of September 30, 2006, approximately $1.8 million is remaining under that commitment. In connection with that agreement, the Company was required to enter into a standby letter of credit arrangement with a bank. The balance on the standby letter of credit at September 30, 2006 equals the remaining purchase commitment of $1.8 million. In connection with the letter of credit, the Company has pledged cash of approximately $2.1 million to the bank as collateral on the letter of credit. The pledged cash is included in restricted cash at September 30, 2006.

10.    RELATED-PARTY TRANSACTIONS

Pursuant to a royalty and technology transfer agreement between the Company and ZAO BAM dated April 1, 2005, the Company is required to make royalty payments equal to 1.2% of net sales of oxidized glutathione-based products. The Company is also required to pay ZAO BAM $2 million for each new oxidized glutathione-based drug within eighteen months following FDA approval of such drug. Under this agreement, if the Company licenses any such products to third parties, the Company is required to pay ZAO BAM 3% of all license revenues, as defined, and an additional 9% of such revenue in excess of the Company’s expenditures associated therewith, including but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses. The majority shareholder of ZAO BAM was one of the Company’s directors.

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

11.    SUBSEQUENT EVENTS

On November 3, 2006, Mark Balazovsky resigned for personal reasons from the Company’s Board of Directors. Mr. Balazovsky is the majority shareholder of ZAO BAM (See Note 10).

On October 24, 2006, the Company filed a Current Report on Form 8-K. The report described an error in the financial statements and related notes to financial statements for the quarter ended September 30, 2005 and the year ended December 31, 2005 relating to the accounting and disclosure of the beneficial conversion feature of the Company’s Series A 8% Cumulative Convertible Preferred Stock. On November 1, 2006 the Company filed amendments to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The related amounts and disclosures have been updated accordingly in this Quarterly Report on Form 10-QSB. Following the filing of the Form 8-K on October 24, 2006, the Company advised the selling stockholders named in two registration statements related to the resale of securities purchased in the 2005 PIPE, the Series A 8% Cumulative Convertible Preferred, and 2006 PIPE financings that the use of the respective prospectuses had been suspended. The Company plans to amend these registration statements as soon as practicable to include the restated financial statements. Pursuant to the registration rights associated with these financings, the Company may become obligated to these selling stockholders in the event that the suspension of the use of the prospectuses exceeds the grace periods specified. The amount of such obligation, if any, will be determined during the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

We are a biotechnology company, established in 1996, commercializing oxidized glutathione-based compounds for the treatment of cancer and hepatitis.

NOV-002, our lead compound currently in Phase 3 development for non-small cell lung cancer (NSCLC), acts as a chemoprotectant and an immunomodulator. In May 2006, we finalized a Special Protocol Assesment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced NSCLC in combination with first-line chemotherapy, and received Fast Track designation in August 2006. The primary endpoint of this trial will be overall survival and patient enrollment is expected to begin in November 2006. NOV-002 is also in Phase 2 development for chemotherapy-resistant ovarian cancer and early-stage breast cancer, and is in addition being developed for treatment of acute radiation injury.

NOV-205, a second compound, acts as a hepatoprotective agent with immunomodulating and anti-inflammatory properties. Our Investigational New Drug Application for NOV-205 as mono-therapy for chronic hepatitic C has been accepted by the FDA, and a U.S. Phase 1b clinical trial in patients who previously failed treatment with pegylated interferon plus ribavirin is ongoing.

Both compounds have completed clinical trials in humans and have been approved for use in the Russian Federation where they were originally developed. We own all intellectual property rights worldwide (excluding Russia and other states of the former Soviet Union) related to compounds based on oxidized glutathione, including NOV-002 and NOV-205. Our patent portfolio includes 4 U.S. issued patents (plus one notice of allowance), 2 European issued patents and 2 Japanese issued patents.

We have devoted substantially all of our efforts towards the research and development of our product candidates. As of September 30, 2006, we have incurred approximately $9.3 million in research and development expense since our inception. We have had no revenue from product sales to date and have funded our operations through the sale of equity securities and debt financings. From our inception through September 30, 2006, we have raised approximately $27.8 million in equity and debt financings. We have never been profitable and have incurred an accumulated deficit of $21.0 million as of September 30, 2006.

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

Following the restructuring of debt, the Company completed a reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals. In connection with that transaction, all outstanding shares of Novelos (net of shares of treasury stock) were converted into an equal number of shares of common stock of Common Horizons and all outstanding options and warrants to purchase shares of Novelos common stock were converted into an equal number of options and warrants to purchase shares of Common Horizons with the same terms and conditions as the original options and warrants. In connection with the merger all but 4,500,000 shares of outstanding common stock of Common Horizons were canceled. Common Horizons changed its state of incorporation, by-laws, certificate of incorporation and fiscal year to that of Novelos and Novelos became the surviving corporation. The business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse acquisition recapitalization with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes. Accordingly, all historical information in these financial statements is that of the Novelos business. The results of operations of Common Horizons prior to the merger were not material for purposes of pro forma presentation. The 4,500,000 remaining shares of Common Horizons outstanding at the completion of the merger, net of cancellations, were deemed, for accounting purposes, to be an issuance by Novelos. Since Common Horizons had no remaining financial assets or liabilities, the merger with Common Horizons did not have any significant effects on the Company’s assets or liabilities or on the Company’s results of operations subsequent to the date of the merger.

During 2005 and 2006 we completed various private placements of securities. In May through August of 2005 we sold an aggregate of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for net cash proceeds of $3,714,468 and the conversion of $550,000 of convertible debt. In September and October, 2005, we sold in a private placement 3,200 shares of Series A preferred stock and warrants to purchase 909,090 shares of common stock for aggregate net proceeds of $2,864,000. The preferred stock was initially convertible into 1,939,393, and is currently convertible into 2,370,370, shares of common stock. On March 7, 2006, we sold 11,154,073 shares of our common stock and warrants to purchase 8,365,542 shares of our common stock for net proceeds of $13,847,000.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based on information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Those estimates and judgments are based on management’s historical experience, the terms of existing agreements, our observation of trends in the industry, and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

We believe that the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include: contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials; fees paid to contract manufacturers in conjunction with the production of clinical materials; consulting fees; and professional service fees, such as to lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual billings received from such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred, or we over- or underestimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based on the facts and circumstances known to us in accordance with generally accepted accounting principles.

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

Results of Operations

Research and Development expense. Research and development expense consists of costs incurred in identifying, developing and testing product candidates, which primarily consist of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, and costs to secure intellectual property. We currently have two compounds, NOV-002 and NOV-205. However, to date, most of our research and development costs have been associated with our NOV-002 compound.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions. Other costs include facility costs, insurance, costs for public and investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended September 30, 2006 and 2005

Research and Development. Research and development expense for the three months ended September 30, 2006 was $2,409,000 compared to $376,000 for the three months ended September 30, 2005. The $2,033,000, or 541%, increase in research and development expense was primarily due to increased funding of our clinical, contract manufacturing and non-clinical activities. In particular, progress relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer resulted in increased expenses during the three months ended September 30, 2006, including an increase of $844,000 for contract research and consulting services and an increase of $223,000 in drug packaging and manufacturing costs. We also purchased $864,000 of chemotherapy drugs during the third quarter of 2006 to be used in the Phase 3 clinical trial, specifically for European and Eastern European clinical sites. Since we do not anticipate recovering any of the chemotherapy costs and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. As disclosed in Note 9, we have a commitment to purchase an additional $1.8 million of chemotherapy drugs at specified intervals through March 2008. Lastly, as a result of hiring that occurred during the third quarter of 2005, research and development salaries and related costs increased $86,000 in the third quarter of 2006 compared to the third quarter of 2005. These increases were offset by a decrease of $15,000 in non-cash stock-based compensation expense.

General and Administrative. General and administrative expense for the three months ended September 30, 2006 was $587,000 compared to $597,000 for the three months ended September 30, 2005. The $10,000, or 2%, decrease in general and administrative expense was largely due to a $225,000 charge in the third quarter of 2005 that we estimated we would be required to pay in penalties for late registrations. However, waivers from the associated requirements were received from stockholders and the accrual was reduced by $200,000 in the fourth quarter of 2005. This decline was offset by a $94,000 increase in salary and directors fees; a $46,000 increase in overhead costs to support the research activities described above and an increase of $16,000 related to professional and consulting fees and insurance costs. We also incurred an increase of $61,000 in non-cash stock-based compensation expense related to stock option grants principally resulting from the adoption of SFAS 123R in January 2006.

Interest Income. Interest income for the three months ended September 30, 2006 was $192,000 compared to $8,000 for the three months ended September 30, 2005. The increase in interest income during the three months ended September 30, 2006 related to higher average cash balances in 2006, as a result of the financings described in Notes 2 and 8, being placed in interest-bearing accounts.

Interest Expense. Interest expense for the three months ended September 30, 2006 was $0 compared to $3,000 for the three months ended September 30, 2005. The decrease was due to all interest-bearing debt balances being paid off during 2005.

Preferred Stock Dividends and Deemed Dividend. During the three months ended September 30, 2006 we paid dividends to preferred stockholders of $65,280. There were no dividends paid to preferred stockholders in the three months ended September 30, 2005, however, during that period we recorded a non-cash deemed dividend to preferred stockholders of $1,943,377. This amount represents the value attributed to the beneficial conversion feature of the Series A 8% Cumulative Convertible Preferred Stock issued during September 2005. There were no deemed dividends in the three months ended September 30, 2006. The deemed dividend and cash dividends have been included in the calculation of net loss attributable to common stockholders for the respective periods.

Nine Months Ended September 30, 2006 and 2005

Research and Development. Research and development expense for the nine months ended September 30, 2006 was $4,200,000 compared to $927,000 for the nine months ended September 30, 2005. The $3,273,000, or 353%, increase in research and development expense was primarily due to increased funding of our clinical, contract manufacturing and non-clinical activities. In particular, activities relating to the commencement of our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer resulted in increased expenses during the nine months ended September 30, 2006, including an increase of $1,522,000 for contract research and consulting services and an increase of $259,000 in drug manufacturing costs. We also purchased $864,000 of chemotherapy drugs during the third quarter of 2006 to be used in the Phase 3 clinical trial, specifically for European and Eastern European clinical sites. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. As disclosed in Note 9, we have a commitment to purchase an additional $1.8 million of chemotherapy drugs at specified intervals through March 2008. Additionally, as a result of hiring that occurred during the third quarter of 2005, research and development salaries and related costs also increased $487,000 in the first nine months of 2006 compared to the same period in 2005. Lastly, stock compensation expense increased $76,000 during the first nine months of 2006 compared to the first nine months of 2005 relating to stock option grants principally resulting from the adoption of SFAS 123R in January 2006.

General and Administrative. General and administrative expense for the nine months ended September 30, 2006 was $1,889,000 compared to $905,000 for the nine months ended September 30, 2005. The $984,000, or 109%, increase in general and administrative expense was primarily due to increased costs associated with corporate governance and periodic filing requirements as a public company, increased overhead costs to support the research activities described above, as well as expanded investor relations activities,. The total increase includes an increase of $346,000 in compensation and directors’ fees; an increase of $389,000 in public and investor relations costs and public company recordkeeping costs (including a $174,000 increase in non-cash stock compensation related to restricted stock awards); an increase of $190,000 related to professional and consulting fees; and an increase of $30,000 in insurance costs. We also incurred an increase of $171,000 in non-cash stock compensation expense related to stock option grants and an increase of $80,000 in travel and overhead expenses. These increases were offset in 2006 by a $225,000 reduction in accrued registration filing penalties that were recorded in the first nine months of 2005. However, waivers from the associated requirements were received from certain stockholders and the accrual was reduced in the fourth quarter of 2005.

Interest Income. Interest income for the nine months ended September 30, 2006 was $472,000 compared to $10,000 for the nine months ended September 30, 2005. The increase in interest income during the nine months ended September 30, 2006 related to higher average cash balances in 2006, as a result of the financings described in Notes 2 and 8, being placed in interest-bearing accounts.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $0 compared to $109,000 for the nine months ended September 30, 2005. The decrease was due to all interest-bearing debt balances being paid off during 2005.

Gain on Forgiveness of Debt. Gain on forgiveness of debt for the nine months ended September 30, 2006 was $0 compared to $2,087,531 for the nine months ended September 30, 2005. On May 26, 2005, we exchanged indebtedness of $3,139,185 for 586,352 shares of our common stock with an aggregate deemed value of $732,940 and $318,714 in cash, which resulted in forgiveness of debt income of $2,087,531.

Restructuring Expense. Restructuring expense for the nine months ended September 30, 2006 was $0 compared to $2,521,118 for the nine months ended September 30, 2005. On May 26, 2005, we revised an arrangement that requires us to pay future royalties, which resulted in the issuance of 2,016,894 shares of our common stock with an aggregate deemed value of $2,521,118.

Preferred Stock Dividends and Deemed Dividend. During the nine months ended September 30, 2006 we paid dividends to preferred stockholders of $195,840. There were no dividends paid to preferred stockholders in the nine months ended September 30, 2005, however, during that period we recorded a deemed dividend to preferred stockholders of $1,943,377. This amount represents the value attributed to the beneficial conversion feature of the Series A 8% Cumulative Convertible Preferred Stock issued in September 2005. There were no deemed dividends in the nine months ended September 30, 2006. The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders for the respective periods.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt. As of September 30, 2006, we had $13,922,000 in cash and equivalents, including $2,211,000 of restricted cash that is reserved for research and development activities.

During the nine months ended September 30, 2006, cash of approximately $4,206,000 was used in operations, primarily due to a net loss of $5,613,000, offset by non-cash stock-based compensation expense of $462,000, depreciation and amortization of $7,000, a decrease in prepaid expenses of $47,000 and an increase in accounts payable and accrued expenses of $891,000. During the nine months ended September 30, 2006, cash of approximately $2,001,000 was used in investing activities primarily due to the outstanding pledge of $2,058,000 in cash and equivalents associated with a letter of credit agreement with a bank as described in Note 9.

During the nine months ended September 30, 2006, cash of approximately $13,652,000 was provided by financing activities. The sale of common stock generated net proceeds of $13,847,000 after issuance costs, offset by the payment of $196,000 in dividends on the Series A cumulative convertible preferred stock.

We believe that our available cash and equivalents will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into the third quarter of 2007, assuming that our business plan is implemented successfully.

However, we believe that we will need to raise additional capital during 2007 in order to support the pivotal Phase 3 clinical trial for NOV-002 and other research and development activities. Furthermore, we may license or acquire other compounds that will require capital for development. We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

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

In order to obtain regulatory approvals, the Company must demonstrate that each drug is safe and effective for use in humans and functions as a therapeutic against the effects of disease or other physiological response. To date, studies conducted in Russia involving the Company’s NOV-002 and NOV-205 products have shown what the Company believes to be promising results. In fact, NOV-002 has been approved for use in Russia for general medicinal use as an immunostimulant in combination with chemotherapy and antimicrobial therapy, and specifically for indications such as tuberculosis and psoraisis, and NOV-205 has been approved in Russia as a mono-therapy agent for the treatment of hepatitis B and C. However, Russian regulatory approval is not equivalent to FDA approval. Pivotal Phase 3 studies with a large number of patients, typically required for FDA approval, were not conducted for NOV-002 and NOV-205 in Russia. Further, all of the Company’s Russian clinical studies were completed prior to 2000 and may not have been conducted in accordance with current guidelines either in Russia or the United States.

A U.S.-based Phase 1/2 clinical study involving 44 non-small cell lung cancer patients provided what the Company believes to be a favorable outcome. As a result, the Company anticipates enrolling the first patient in the Phase 3 study of NOV-002 for non-small cell lung cancer in the fourth quarter of 2006. The Company enrolled the first patient in the Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer in July 2006 and anticipates completing that study in 2007. The Company enrolled the first patient in the Phase 1b clinical study for NOV-205 for chronic hepatitis C in September 2006 and anticipates completing that study in 2007. There can be no assurance, however, that the Company can demonstrate that these products are safe or effective in advanced clinical trials. The Company is also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support its applications for regulatory approval. As a result, the Company’s drug and technology research program may be curtailed, redirected or eliminated at any time.

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

The Company is exposed to product, clinical and preclinical liability risks that could create a substantial financial burden should the Company be sued.

The Company’s business exposes it to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The Company cannot assure that such potential claims will not be asserted against it. In addition, the use in the Company’s clinical trials of pharmaceutical products that the Company may develop and then subsequently sell, or the Company’s collaborators may sell, may cause the Company to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

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

Fluctuations in foreign exchange rates could increase costs to complete international clinical trial activities.

The Company has initiated a portion of its clinical trial activities in Europe. Significant depreciation in the value of the U.S. Dollar against principally the EURO could adversely affect our ability to complete the trials, particularly if we are unable to redirect funding or raise additional funds. Since the timing and amount of foreign denominated payments are uncertain and dependent on a number of factors, it is difficult to cost-effectively hedge the potential exposure. Therefore, to date, we have not entered into any foreign currency hedges to mitigate the potential exposure.

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

The Company’s ability to commercialize its products will depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (“HMO’s”). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s, which could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of the Company’s drugs. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially harm the Company’s ability to operate profitably.

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

The Company sold shares of its Series A preferred stock and common stock purchase warrants in violation of certain provisions of the securities purchase agreement and registration rights agreement executed in connection with the Company’s private placement of units. While the Company has received waivers from such investors representing approximately 96% of the outstanding units as of September 30, 2006, other investors who do not waive such rights could sue the Company seeking damages arising from the breach of such agreements.

On May 27, 2005, June 29, 2005, July 29, 2005 and August 9, 2005, the Company sold units, consisting of shares of its common stock and common stock purchase warrants pursuant to a securities purchase agreement and registration rights agreement.

The registration rights agreement required that the Company file a registration statement on Form SB-2 with the SEC to register the shares of common stock and the shares of common stock issuable upon the exercise of the warrants on or before October 8, 2005. The Company filed the registration statement with the SEC on November 16, 2005, which became effective on December 15, 2005. The Company recorded an accrued liability of $8,000 as of September 30, 2006 for payments in connection with this late filing.

The securities purchase agreement also prohibited the Company from effecting or entering into an agreement to effect any financing involving a variable rate transaction for two years.

The use of the prospectus included in the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (previously declared effective on April 3, 2006) and the prospectus included in the Registration Statement on Form SB-2 (previously declared effective on April 19, 2006) were suspended on October 24, 2006.

On October 24, 2006, the Company filed a Current Report on Form 8-K. The report described an error in the financial statements and related notes to financial statements for the quarter ended September 30, 2005 and the year ended December 31, 2005 relating to the accounting and disclosure of the beneficial conversion feature of the Company’s Series A 8% Cumulative Convertible Preferred Stock. On November 1, 2006 the Company filed amendments to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. Following the filing of the Form 8-K on October 24, 2006, the Company advised the selling stockholders named in two registration statements related to the resale of securities purchased in the 2005 PIPE, the Series A 8% Cumulative Convertible Preferred, and 2006 PIPE financings that the use of the respective prospectuses had been suspended. The Company plans to amend these registration statements as soon as practicable to include the restated financial statements. Pursuant to the registration rights associated with these financings, the Company may become obligated to these selling stockholders in the event that the suspension of the use of the prospectuses exceeds the grace periods specified. The amount of such obligation, if any, will be determined during the fourth quarter of 2006.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

In the fourth quarter of 2005 we identified the need to establish the full-time position of Director of Finance. At that time, we began discussions regarding permanent employment with a consultant who had provided part-time finance and accounting services to us for several years. Over the course of the next two months, this individual worked to complete outstanding consulting engagements with a view to becoming a full-time Novelos employee during the first quarter of 2006. In February 2006 it became apparent to us that this individual would be unable to accept this full-time role. We then renewed our search and upgraded the required qualifications for a suitable candidate. In April 2006 we identified a candidate who is a CPA with extensive experience at a “big four” public accounting firm as well as substantial public company experience at the management level in the areas of finance and accounting, including the accounting for and reporting of complex financial transactions. In May 2006, the candidate began performing consulting services for us on a part-time basis and in June 2006 the candidate accepted the position of Director of Finance and Controller. Shortly after beginning employment, this individual began an internal review of our historical financing transactions. Based on the results of this internal review, on October 18, 2006, our management concluded that our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements and financial information for the quarter ended September 30, 2005 should be restated in order to reflect a deemed (non-cash) dividend associated with the beneficial conversion feature of the Series A 8% Cumulative Convertible Preferred Stock. The restated financial statements were filed with the Securities and Exchange Commission on November 1, 2006.

The Director of Finance and Controller is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have identified the addition of this individual in this key position as a change in internal control over the financial reporting process that occurred during the Company’s third fiscal quarter of 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders at the offices of Foley Hoag LLP, 155 Seaport Boulevard, Boston, Massachusetts on July 21, 2006.

(i)    The stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Simyon Palmin	25,565,313	62,675
Harry S. Palmin	25,565,113	62,875
Mark Balazovsky	25,565,313	62,675
Michael J. Doyle	25,565,313	62,675
Sim Fass	25,565,313	62,675
David B. McWilliams	25,565,313	62,675
Howard M. Schneider	25,560,313	67,675

(ii)    The stockholders ratified and approved our 2006 Stock Incentive Plan. There were 24,972,867 votes cast for the proposal; 414,397 votes were cast against the proposal; 240,724 votes abstained; and there were no broker non-votes.

(iii)    The stockholders ratified the appointment of Stowe & Degon as the Company’s independent registered public accounting firm for the 2006 fiscal year. There were 25,587,488 votes cast for the proposal; 39,000 votes were cast against the proposal; 1,500 votes abstained; and there were no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	2006 Stock Incentive Plan	X
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: November 6, 2006	By:	/s/ Harry S. Palmin
Harry S. Palmin
President, Chief Executive Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Certificate of Incorporation		8-K	June 17, 2005	1
3.2	Certificate of Designations of Series A cumulative convertible preferred stock		8-K	October 3, 2005	99.2
3.3	By-Laws		8-K	June 17, 2005	2
10.1	2006 Stock Incentive Plan	X
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X