Form 10QSB
period 2007-03-31
NOVELOS THERAPEUTICS, INC.
filed 2007-05-08
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,235,272 shares of common stock, $.00001 par value per share, as of May 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,772,195	$9,938,428
Restricted cash	1,607,711	1,655,251
Prepaid expenses and other current assets	193,255	294,995
Deferred financing costs	25,000	—
Total current assets	9,598,161	11,888,674
FIXED ASSETS, NET	23,659	23,810
DEPOSITS	10,875	10,875
TOTAL ASSETS	$9,632,695	$11,923,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,245,141	$1,088,041
Accrued compensation	62,024	225,384
Total current liabilities	1,307,165	1,313,425
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.00001 par value; 7,000 shares authorized: Series A 8% cumulative convertible preferred stock; 3,264 shares issued and outstanding (liquidation preference $3,264,000)	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 39,235,272 shares issued and outstanding at March 31, 2007 and December 31, 2006	392	392
Additional paid-in capital	34,391,420	34,294,154
Accumulated deficit	(26,066,282)	(23,684,612)
Total stockholders’ equity	8,325,530	10,609,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,632,695	$11,923,359

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

COSTS AND EXPENSES:
Research and development	$1,909,407	$663,311
General and administrative	607,722	771,497
Total costs and expenses	2,517,129	1,434,808
OTHER INCOME:
Interest income	133,959	80,722
Miscellaneous	1,500	—
Total other income	135,459	80,722
NET LOSS	(2,381,670)	(1,354,086)
PREFERRED STOCK DIVIDEND	(65,280)	(64,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,446,950)	$(1,418,086)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.06)	$(0.05)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	39,235,272	30,927,952

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,381,670)	$(1,354,086)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,878	2,178
Stock-based compensation	162,546	227,517
Increase (decrease) in:
Prepaid expenses and other current assets	101,740	114,762
Accounts payable and accrued liabilities	157,100	258,443
Accrued compensation	(163,360)	—
Cash used in operating activities	(2,119,766)	(751,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,727)	(2,190)
Change in restricted cash	47,540	(1,201)
Deferred financing costs	(25,000)	24,612
Cash provided by investing activities	18,813	21,221
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	13,888,940
Dividends paid to preferred stockholders	(65,280)	(64,000)
Proceeds from exercise of stock option	—	750
Cash provided by (used in) financing activities	(65,280)	13,825,690
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,166,233)	13,095,725
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,938,428	4,267,115
CASH AND EQUIVALENTS AT END OF PERIOD	$7,772,195	$17,362,840
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for services	$—	$125,750

See notes to financial statements.

Novelos Therapeutics, Inc.
Notes to Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Novelos Therapeutics, Inc. (“Novelos” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other quarterly periods or for the entire year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest annual report for the year ended December 31, 2006 on Form 10-KSB, which was filed with the Securities and Exchange Commission (“SEC”) on March 21, 2007.

Cash - Restricted cash consists of approximately $58,000 of cash placed in escrow as contractually required under an employment agreement with an officer and approximately $1,550,000 of cash pledged as security on a letter of credit agreement with a bank. See Note 8.

Comprehensive Income (Loss) - The Company had no components of comprehensive income (loss) other than the net loss in all periods presented.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.   REVERSE MERGER AND REORGANIZATION

During May and June 2005, the Company completed a two-step reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals, and its wholly owned subsidiary Nove Acquisition, Inc. Following the reverse merger Novelos became the surviving corporation. Following these transactions, Novelos shareholders owned approximately 83% of the combined company on a fully diluted basis after giving effect to the transactions. The business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse acquisition recapitalization with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes.

3.   STOCKHOLDERS’ EQUITY

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

Series A Preferred -- On September 30, 2005 and October 3, 2005, the Company sold, in a private placement, a total of 3,200 shares of its Series A 8% Cumulative Convertible Preferred Stock (Series A Preferred) and 969,696 common stock warrants for net proceeds of $2,864,000, net of issuance costs of $336,000. The preferred shares were originally convertible at a price of $1.65 per common share into 1,939,393 shares of common stock and the warrants were exercisable at $2.00 per share. See Note 9 regarding an exchange of all the outstanding shares of Series A Preferred Stock for shares of a new Series C convertible preferred stock.

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

The Series A Preferred stock and warrants have anti-dilution provisions that provide for adjustments to the conversion or exercise price, as applicable, upon the occurrence of certain events. Pursuant to these anti-dilution provisions, both the conversion price of the preferred stock and the exercise price of the warrants were subsequently adjusted to $1.35 per share on March 7, 2006 in connection with the 2006 PIPE transaction described below and the preferred stock then outstanding became convertible into 2,417,774 shares of common stock.

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

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of March 31, 2007:

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE:
Investors	3,333,275	$1.35	August 9, 2008
Placement agents and finders	503,692	$1.35	August 9, 2010
Series A Preferred:
Investors - September 30, 2005 closing	909,090	$1.35	September 30, 2010
Investors - October 3, 2005 closing	60,606	$1.35	October 3, 2010
2006 PIPE:
Investors	8,365,542	$2.50	March 7, 2011
Placement agents	669,244	$2.50	March 7, 2011

Total	14,561,449

On April 1, 2005, in connection with the issuance of $450,000 bridge notes payable, the Company issued warrants to purchase 720,000 shares of Novelos stock at $0.625 per share that expire in 5 years.

No warrants have been exercised as of March 31, 2007.

The sale of Series B Convertible Preferred Stock, described in Note 9, resulted in adjustments to certain warrant exercise prices and amounts. See Note 9 for a summary of those adjustments.

Registration Rights - The shares of common stock sold in the 2005 PIPE and the 2006 PIPE and the shares of common stock issuable upon conversion of the preferred stock and exercise of outstanding warrants have been registered for resale with the Securities and Exchange Commission. Pursuant to the registration rights associated with the financings, if the Company fails to maintain the effectiveness of the registration statements for the periods specified in the agreements, the Company may become obligated to pay liquidated damages to the selling stockholders. The Company believes that an investor claim for liquidated damages relating to these registration rights is not probable and therefore has not accrued for such a contingency at March 31, 2007.

Reserved Shares — At March 31, 2007 the following shares were reserved for future issuance upon exercise of stock options or warrants or conversion of preferred stock:

2000 Stock Option Plan	73,873
2006 Stock Incentive Plan	5,000,000
Options issued outside of formalized plans	2,578,778
Warrants	14,561,449
Preferred stock (1)	4,231,104

Total shares reserved for future issuance	26,445,204

(1) The amount of reserved shares includes shares reserved in excess of the number currently exercisable or convertible in accordance with the related financing agreement.

4. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 123R Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R did not change the accounting guidance for share-based payments granted to non-employees provided in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as originally issued and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. Under the modified-prospective-transition method, compensation cost recognized for all periods presented includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three Months Ended March 31,
	2007	2006

Employee and director stock option grants:
Research and development	$63,066	$45,615
General and administrative	41,642	15,110
	104,708	60,725
Non-employee consultants stock option grants and restricted stock awards:
Research and development	17,858	—
General and administrative	39,980	166,792
	57,838	166,792

Total stock-based compensation	$162,546	$227,517

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

Three Months Ended March 31, 2007

Volatility	80%
Weighted-average volatility	80%
Risk-free interest rate	4.66%
Expected life (years)	5
Dividend	0
Weighted-average exercise price	$0.89
Weighted-average grant-date fair value	$0.60

There were no option grants in the three months ended March 31, 2006.

Stock Option Activity

A summary of stock option activity under the 2000 Plan, the 2006 Plan and outside of any formalized plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,492,651	$0.70
Options granted	120,000	$0.89
Outstanding at March 31, 2007	3,612,651	$0.71	8.2	$2,593,113
Exercisable at March 31, 2007	2,466,817	$0.52	7.7	$2,301,079

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of March 31, 2007, there was approximately $654,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements. Of this total amount, 53%, 30% and 17% are expected to be recognized during 2007, 2008 and 2009, respectively. The Company expects 1,145,834 in unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2007 was $0.29 and $0.68, respectively.

5.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock. Since the Company has a net loss for all periods presented, the inclusion of stock options and warrants in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2007	2006

Stock options	3,612,651	2,652,651
Warrants	14,561,449	14,561,449
Conversion of preferred stock	2,417,774	2,417,774

6.   INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three months ended March 31, 2007 and 2006, respectively, because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair-value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair-value basis. SFAS 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard had no effect on the Company’s financial position or results of operations in the three months ended March 31, 2007.

8.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company is obligated to ZAO BAM under a royalty and technology transfer agreement. Mark Balazovsky, a director of the Company until November 2006, is the majority shareholder of ZAO BAM. Pursuant to the royalty and technology transfer agreement between the Company and ZAO BAM, the Company is required to make royalty payments of 1.2% of net sales of oxidized glutathione-based products. The Company is also required to pay ZAO BAM $2 million for each new oxidized glutathione-based drug within eighteen months following FDA approval of such drug.

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

As a result of the assignment to Novelos of the exclusive worldwide intellectual property and marketing rights of oxidized glutathione (excluding Russia and the other states of the former Soviet Union), Novelos is obligated to the Oxford Group, Ltd. for future royalties. The Company’s Chairman of the Board of Directors is president of Oxford Group, Ltd. Pursuant to the agreement, as revised May 26, 2005, Novelos is required to pay Oxford Group, Ltd. a royalty in the amount of 0.8% of the Company’s net sales of oxidized glutathione-based products.

In July, 2006, the Company entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities outside of the United States. Pursuant to the contract, the Company was obligated to purchase a minimum of approximately $2,600,000 of chemotherapy drugs at specified intervals through March 2008. During 2006, the Company purchased approximately $1,300,000 under the contract and as of March 31, 2007, approximately $1,300,000 is remaining under that commitment. In connection with that agreement, the Company was required to enter into a standby letter of credit arrangement with a bank, expiring in August 2007. The balance on the standby letter of credit at March 31, 2007 equals the remaining purchase commitment of $1,300,000. In connection with the letter of credit, the Company has pledged cash of approximately $1,600,000 to the bank as collateral on the letter of credit. The pledged cash is included in restricted cash at March 31, 2007.

9.   SUBSEQUENT EVENT

Securities Purchase Agreement

On May 2, 2007, pursuant to a securities purchase agreement with accredited investors dated April 12, 2007 (the “Purchase Agreement”), as amended May 2, 2007, the Company sold 300 shares of a newly created series of preferred stock, designated “Series B Convertible Preferred Stock”, with a stated value of $50,000 per share (the “Series B Preferred Stock”) and issued warrants to purchase 7,500,000 shares of common stock for an aggregate purchase price of $15,000,000.

Series B Preferred Stock

The shares of Series B Preferred Stock issued to investors are convertible into shares of common stock at $1.00 per share at any time after issuance at the option of the holder. If there is an effective registration statement covering the shares of common stock underlying the Series B Preferred Stock and the volume-weighted average price (“VWAP”), as defined in the Series B Certificate of Designations, of the Company’s common stock exceeds $2.00 for 20 consecutive trading days, then the outstanding Series B Preferred Stock will automatically convert into common stock at the conversion price then in effect. The conversion price is subject to adjustment for stock dividends, stock splits or similar capital reorganizations. The Series B Preferred Stock has an annual dividend rate of 9%, payable semi-annually on September 30 and March 31. Such dividends may be paid in cash or in registered shares of the Company’s common stock at the Company’s option.

For as long as any shares of Series B Preferred Stock remain outstanding, the Company is prohibited from (i) paying dividends to common stockholders, (ii) amending the Company’s certificate of incorporation (except to increase the number of shares of authorized common stock to 150,000,000), (iii) issuing any equity security or any security convertible into or exercisable for any equity security at a price of $1.00 or less or with rights senior to the Series B Preferred Stock (except for certain exempted issuances), (iv) increasing the number of shares of Series B Preferred Stock or issuing any additional shares of Series B Preferred Stock other than the 400 shares designated in the Series B Certificate of Designations, (v) selling or otherwise disposing of all or substantially all of the Company’s assets or intellectual property or entering into a merger or consolidation with another company unless Novelos is the surviving corporation, the Series B Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series B Preferred Stock, (vi) redeeming or repurchasing any capital stock other than Series B Preferred Stock, (vii) incurring any new debt for borrowed money and (viii) changing the number of the Company’s directors.

Common-Stock Purchase Warrants

The common-stock purchase warrants issued to investors are exercisable for an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $1.25 per share and expire in May 2012. If after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants, the holder may conduct a cashless exercise whereby the holder may elect to pay the exercise price by having the Company withhold, upon exercise, shares having a fair market value equal to the applicable aggregate exercise price. The warrant exercise price and/or number of warrants is subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event. If there is an effective registration statement covering the shares underlying the warrants and the VWAP, as defined in the warrant, of the Company’s common stock exceeds $2.25 for 20 consecutive trading days, then on the 31st day following the end of such period any remaining warrants for which a notice of exercise was not delivered shall no longer be exercisable and shall be converted into a right to receive $.01 per share.

Registration Rights Agreement

The Company and the investors have entered into a registration rights agreement which requires the Company to file with the SEC no later than 30 days following the closing of the transaction, a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion of the preferred stock and exercise of the warrants as of the date of filing of the registration statement. The registration statement covering these shares must be declared effective by the SEC no later than 90 days following the closing (or in the event there is a review, no later than 120 days from the closing). The Company is required to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company fails to file the registration statement or it is not declared effective within the timeframes specified by the Registration Rights Agreement, the Company is required to pay to the Investors liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the preferred stock and warrants until the Company files the delinquent registration statement or the registration statement is declared effective, as applicable. The Company is allowed to suspend the use of the registration statement for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period without incurring liability for the liquidated damages in certain circumstances.

Placement Agent Agreement

Upon the closing of the preferred stock and warrant financing the Company paid a cash placement agent fee to Rodman & Renshaw LLC (“Rodman”) and Rodman’s subagent totaling $1,050,000 and issued Rodman and the subagent warrants to purchase a total of 900,000 shares of common stock with the same terms as the warrants issued to the investors.

The Company has agreed to indemnify Rodman from claims arising in relation to the services it provided to the Company in connection with this agreement.

Agreement to Exchange and Consent

As a condition to closing the preferred stock and warrant financing, the holders of the existing Series A preferred stock have exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock, which are subordinated to the Series B preferred stock as set forth in the Series C Certificate of Designations. The Series C preferred stock is convertible at $1.00 per share into 3,264,000 shares of common stock. As part of the exchange, the Company issued to the holders of the Series A preferred stock warrants to purchase 1,333,333 shares of common stock expiring on May 2, 2012 at a price of $1.25 per share and paid them a cash allowance to defray expenses totaling $40,000 and an amount equal to unpaid dividends accumulated through the date of the exchange. Pursuant to the exchange agreement the holders of the new Series C preferred stock retained registration and related rights substantially identical to the rights that they had as holders of the Series A preferred stock.

The Series C Preferred Stock has an annual dividend rate of 8% until October 1, 2008 and thereafter has an annual dividend rate of 20%. The dividends are payable quarterly commencing on June 30, 2007. Such dividends shall only be paid after all outstanding dividends on the Series B Preferred Stock (with respect to the current fiscal year and all prior fiscal years) shall have been paid to the holders of the Series B Preferred Stock. The conversion price is subject to adjustment for stock dividends, stock splits or similar capital reorganizations.

The following events, if not cured in the applicable time period, are events of default under the Series C Certificate of Designations and cause the dividend rate to increase to 20%: (i) failure to timely pay any dividend payment or the failure to timely pay any other sum of money due to the Holder, (ii) any breach of any material covenant, term or condition of the Subscription Agreement or the Series C Certificate of Designations, (iii) any material representation or warranty of the Company made in the Subscription Agreement, or in any agreement, statement or certificate given in writing pursuant thereto shall prove to have been false or misleading at the time when made, (iv) an assignment of a substantial part of the Company’s property or business for the benefit of creditors, (v) the entry of any money judgment, confession of judgment, writ or similar process against the Company or its property or other assets for more than $100,000 that is not vacated, satisfied, bonded or stayed within 45 days, (vi) the institution of bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors against the Company which is not dismissed within 45 days, (vii) an order entered by a court of competent jurisdiction, or by the SEC, or by the National Association of Securities Dealers, preventing purchase and sale transactions in the Company’s Common Stock for a period of five or more consecutive trading days, (viii) failure to deliver to the Holder Common Stock or a replacement Preferred Stock certificate within ten (10) business days of the required delivery date, (ix) the occurrence and continuation of a Non-Registration Event as described in Section 11.4 of the Subscription Agreement for a period of forty-five (45) days, (x) delisting of the Common Stock from the OTC Bulletin Board (“OTCBB”) or such other principal market or exchange on which the Common Stock is listed for trading, if the Common Stock is not quoted or listed on such market or exchange, or quoted on the automated quotation system of a national securities association or listed on a national securities exchange, within ten (10) trading days after such delisting, (xi) failure to reserve the amount of Common Stock required to be reserved pursuant to Section 4(h) of the Certificate of Designations, (xii) a default by the Company of a material term, covenant, warranty or undertaking of any other agreement to which the Company and Holder are parties, or the occurrence of a material event of default under any such other agreement, in each case, which is not cured after any required notice and/or cure period, and (xiii) the occurrence of a Change in Control (as defined in the Series C Certificate of Designations).

Board and Observer Rights

Pursuant to the Purchase Agreement, from and after the closing of the sale of the Series B Preferred Stock, Xmark Opportunity Fund, Ltd. and its affiliates (the “Xmark Entities”), will have the right to designate one member to the Company’s Board of Directors. This right shall last until such time as the Xmark Entities no longer hold at least one-third of the Series B Preferred Stock issued to them at closing. In addition, the Xmark Entities and Caduceus Capital Master Fund Limited and its affiliates (together with the Xmark Entities, the “Lead Investors”) will have the right to designate one observer to attend all meetings of the Company’s Board of Directors, committees thereof and access to all information made available to members of the Board. This right shall last until such time as the Lead Investors no longer hold at least one-third of the Series B Preferred Stock issued to them. Pursuant to the Agreement to Exchange and Consent described above, the holders of the new Series C preferred stock gave up the right to nominate one person to the Company’s Board of Directors, which right they previously held as holders of Series A preferred stock.

Anti-Dilution Adjustments

Pursuant to anti-dilution provisions associated with existing warrant agreements, the sale of Series B Preferred Stock resulted in adjustments to the amount and/or exercise price of certain warrants. The following table summarizes the anti-dilution adjustments to warrants that were outstanding prior to the financing:

	Prior to Series B Financing		Following Series B Financing
Offering	Number Outstanding	Exercise Price	Number Outstanding	Exercise Price

2005 Bridge Loans	720,000	$0.625	720,000	$0.625
2005 PIPE:
Investors	3,333,275	$1.35	4,500,000	$1.00
Placement agents and finders	503,692	$1.35	680,000	$1.00
Series A Preferred (1) :
Investors - September 30, 2005 closing	909,090	$1.35	909,090	$1.00
Investors - October 3, 2005 closing	60,606	$1.35	60,606	$1.00
2006 PIPE :
Investors	8,365,542	$2.50	9,509,275	$2.20
Placement agents	669,244	$2.50	760,743	$2.20

Total	14,561,449		17,139,714

(1) Following the Series B Financing, the shares of Series A Preferred Stock are now shares of Series C Preferred Stock.

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

NOV-002, our lead compound currently in Phase 3 development for non-small cell lung cancer (NSCLC), acts as a chemoprotectant and an immunomodulator. In May 2006, we finalized a Special Protocol Assessment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced NSCLC in combination with first-line chemotherapy, and received Fast Track designation in August 2006. The primary endpoint of this trial is improvement in median overall survival. Patient enrollment commenced in November 2006 and is ongoing. NOV-002 is also in Phase 2 development for chemotherapy-resistant ovarian cancer and early-stage breast cancer and, in addition, is being developed for treatment of acute radiation injury.

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

Plan of Operation

Our plan of operation for the next twelve months is to continue the clinical development of our two product candidates. We expect our principal expenditures during those 12 months to include the costs associated with clinical trials. We will continue to maintain a low number of permanent employees and utilize senior advisors, consultants, contract research and manufacturing organizations and third parties to perform certain aspects of product development, including clinical and non-clinical development, manufacturing and, in some cases, regulatory and quality assurance functions. As discussed in Note 9, on May 2, 2007 we completed a private placement of our Series B Preferred Stock and warrants with anticipated net proceeds of approximately $13,600,000 (net of estimated issuance costs). Based on our current and anticipated spending, we expect that we will be able to fund these activities with existing working capital into the middle of 2008.

Capital Structure and Financings

In 2005 following the settlement of certain of our indebtedness, we completed a two-step reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals, and its wholly owned subsidiary Nove Acquisition, Inc. After the completion of the reverse merger Novelos became the surviving corporation, the business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse acquisition recapitalization with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes.

During 2005 and 2006 we completed various private placements of securities. In May through August of 2005 we sold an aggregate of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for net cash proceeds of $3,715,000 and the conversion of $550,000 of convertible debt and accrued interest. In September and October 2005, we sold in a private placement 3,200 shares of Series A preferred stock and warrants to purchase 969,696 shares of common stock for aggregate net proceeds of $2,864,000. The preferred stock was initially convertible into 1,939,393 shares of common stock, and is currently convertible into 2,370,370, shares of common stock due to certain adjustments to the conversion price. On March 7, 2006, we sold 11,154,073 shares of our common stock and warrants to purchase 8,365,542 shares of our common stock for net proceeds of $13,847,000. On May 2, 2007, we sold 300 shares of our Series B preferred stock and warrants to purchase 7,500,000 shares of our common stock for net proceeds of approximately $13,600,000 (net of estimated issuance costs) and the holders of the existing Series A preferred stock exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock.

Results of Operations

Research and development expense. Research and development expense consists of costs incurred in identifying, developing and testing product candidates, which primarily consist of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing and costs to secure intellectual property. We are currently developing two proprietary compounds, NOV-002 and NOV-205. To date, most of our research and development costs have been associated with our NOV-002 compound.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions. Other costs include facility costs, insurance, costs for public and investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended March 31, 2007 and 2006

Research and Development. Research and development expense for the three months ended March 31, 2007 was $1,909,000 compared to $663,000 for the three months ended March 31, 2006. The $1,246,000, or 188%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer. The increase includes $813,000 in additional contract research and consulting services, $194,000 in clinical site expenses, an increase of $176,000 in drug manufacturing costs and an increase of $28,000 related to overhead costs such as travel and related expenses. Additionally, stock compensation expense increased $35,000 during the first quarter of 2007 as compared to the first quarter of 2006, principally resulting from additional option grants during 2006. During the next twelve months, we expect research and development spending to continue to increase as our clinical trials progress.

General and Administrative. General and administrative expense for the three months ended March 31, 2007 was $608,000 compared to $771,000 for the three months ended March 31, 2006. The $163,000, or 21%, decrease in general and administrative expense was primarily due to two factors. First, investor relations costs decreased $156,000 principally from a decrease in restricted stock awards to consultants. Second, consulting fees for accounting and business development services decreased by $63,000 as we increased our use of internal resources to perform those functions. These decreases were partly offset by a $25,000 increase in stock compensation associated with new option grants during 2006 to employees, directors and consultants and a $31,000 increase in travel and overhead costs.

Interest Income. Interest income for the three months ended March 31, 2007 was $134,000 compared to $81,000 for the three months ended March 31, 2006. The increase in interest income during 2007 related to higher average cash balances in 2007 as a result of the remaining net proceeds from the financings described in Note 3 being placed in interest-bearing accounts.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt (which was subsequently paid off or converted into equity). As of March 31, 2007, we had $9,380,000 in cash and equivalents, including $1,608,000 of restricted cash that is reserved for research and development activities.

During the three months ended March 31, 2007, cash of approximately $2,120,000 was used in operations, primarily due to a net loss of $2,382,000 and net payment of accrued compensation of $163,000, offset by non-cash stock-based compensation expense of $162,000, depreciation and amortization of $4,000, a decrease in prepaid expenses of $102,000 and an increase in accounts payable and accrued expenses of $157,000. During the three months ended March 31, 2007, cash of approximately $19,000 was provided by investing activities resulting from the release of restrictions on $48,000 of cash that had been previously restricted, offset by payments of $25,000 for financing costs and to purchase $4,000 of fixed assets.

During the three months ended March 31, 2007, cash of approximately $65,000 was used in financing activities resulting from the payment of cash dividends on the Series A cumulative convertible preferred stock.

As discussed in Note 9, on May 2, 2007 we completed a private placement of our Series B Preferred Stock and warrants with anticipated net proceeds of approximately $13,600,000 (net of estimated issuance costs). Based on our current and anticipated spending, we believe that our available cash and equivalents, including the net proceeds from the Series B financing, will be sufficient to meet our working capital requirements, including operating losses and capital expenditure requirements, into the middle of 2008, assuming that our business plan is implemented successfully.

We believe, however, that we will need to raise additional capital in order to complete the pivotal Phase 3 clinical trial for NOV-002 and other research and development activities. Furthermore, we may license or acquire other compounds that will require capital for development. We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

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

Commitments

In July 2006, we entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities in certain locations outside of the United States. Payments under the contract will be made in Euros and will be funded with available working capital. The minimum commitment under the contract is approximately as follows as of March 31, 2007:

	Payments Due by Period
	Total	0-12 Months	1 - 3 Years	3 - 5 Years	After 5 Years
Chemotherapy purchase commitment	$1,300,000	$1,200,000	$100,000	$-	-

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our development efforts with regard to our drug compounds. Currently, we believe that we have available cash sufficient to meet our working capital requirements into the middle of 2008, assuming our expense levels do not exceed our current plan. If we do not generate revenues or raise additional capital, we will not be able to sustain our operations at existing levels beyond that date or earlier if expense levels increase.

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

We may encounter delays or rejections based on additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. would be subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that we request.

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

We expect to incur increasing operating losses over the next several years as we incur increasing costs for research and development and clinical trials. Our ability to generate revenue and achieve profitability depends on our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, if we choose to license or obtain the assignment of rights to additional drugs, the license fees for such drugs may increase our costs.

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

Our future financial performance will depend, at least in part, on the introduction and customer acceptance of our proposed products. Even if approved for marketing by the necessary regulatory authorities, our products may not achieve market acceptance. The degree of market acceptance will depend on a number of factors including:

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

We may be exposed to future litigation by third parties based on claims that our technologies, products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade-secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources and could harm our reputation. Most of our license agreements would likely require that we pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

The market for our products is rapidly changing and competitive, and new therapeutics, new drugs and new treatments that may be developed by others could impair our ability to maintain and grow our business and remain competitive.

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

Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (HMO’s). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s that could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially harm our ability to operate profitably.

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

On October 24, 2006, we filed a Current Report on Form 8-K which described an error in the financial statements and related notes to financial statements for the quarter ended September 30, 2005 and the year ended December 31, 2005 relating to the accounting and disclosure of the beneficial conversion feature of the Company’s Series A 8% Cumulative Convertible Preferred Stock. On November 1, 2006 we filed amendments to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. Following the filing of the Form 8-K on October 24, 2006, we advised the selling stockholders named in two registration statements related to the resale of securities purchased in private placement transactions in 2005 and 2006 that the use of the respective prospectuses had been suspended. The registration statements were amended through the filing of a combined registration statement that was filed on November 17, 2006 and became effective on November 21, 2006. Pursuant to the registration rights associated with the private placement of securities that occurred from May through August of 2005, we exceeded the allowable grace period for suspension of use of an effective prospectus. As a result, we may become obligated to these selling stockholders in the event that any remaining holders submit a claim for liquidated damages. As of March 31, 2007, we have concluded that it is not probable that we will incur any liability associated with the suspension of the prospectus.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first fiscal quarter of 2007 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 2, 2007, pursuant to a securities purchase agreement with accredited investors dated April 12, 2007, as amended May 2, 2007, the Company sold 300 shares of a newly created series of preferred stock, designated “Series B Convertible Preferred Stock”, with a stated value of $50,000 per share and issued warrants to purchase 7,500,000 shares of common stock for an aggregate purchase price of $15,000,000. As a condition to closing this financing, the holders of the existing Series A preferred stock exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock, which are subordinated to the Series B preferred stock as set forth in the Series C Certificate of Designations. See Note 9 for a complete description of this financing and the exchange transaction.

Item 6. Exhibits

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Certificate of Incorporation		8-K	June 17, 2005	1

3.2	Certificate of Designations of Series B convertible preferred stock	X

3.3	Certificate of Designations of Series C cumulative convertible preferred stock	X

3.4	By-Laws		8-K	June 17, 2005	2

4.1	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007	X

4.2	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 2, 2007	X

10.1	Securities Purchase Agreement dated April 12, 2007	X

10.2	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement	X

10.3	Registration Rights Agreement dated May 2, 2007	X

10.4	Placement Agent Agreement with Rodman & Renshaw, LLC dated February 12, 2007	X

10.5	Agreement to Exchange and Consent dated May 1, 2007	X

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: May 8, 2007	By:	/s/ Harry S. Palmin
Harry S. Palmin President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Certificate of Incorporation		8-K	June 17, 2005	1

3.2	Certificate of Designations of Series B convertible preferred stock	X

3.3	Certificate of Designations of Series C cumulative convertible preferred stock	X

3.4	By-Laws		8-K	June 17, 2005	2

4.1	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007	X

4.3	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 1, 2007	X

10.1	Securities Purchase Agreement dated April 12, 2007	X

10.2	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement	X

10.3	Registration Rights Agreement dated May 2, 2007	X

10.4	Placement Agent Agreement with Rodman & Renshaw, LLC dated February 12, 2007	X

10.5	Agreement to Exchange and Consent dated May 1, 2007	X

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X