Form 10QSB
period 2007-06-30
NOVELOS THERAPEUTICS, INC.
filed 2007-08-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,235,272 shares of common stock, $.00001 par value per share, as of August 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2007 (unaudited)	2006 (audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$19,287,399	$9,938,428
Restricted cash	1,005,323	1,655,251
Prepaid expenses and other current assets	203,310	294,995
Total current assets	20,496,032	11,888,674
FIXED ASSETS, NET	32,600	23,810
DEPOSITS	15,350	10,875
TOTAL ASSETS	$20,543,982	$11,923,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,565,699	$1,088,041
Accrued compensation	125,791	225,384
Accrued preferred stock dividends	225,000	—
Total current liabilities	2,916,490	1,313,425
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series B convertible preferred stock, $0.00001 par value; 400 shares designated; 300 shares issued and outstanding at June 30, 2007 (liquidation preference $15,000,000)	9,918,666	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.00001 par value; 6,272 authorized: Series A 8% cumulative convertible preferred stock; 3,264 shares issued and outstanding at December 31, 2006 (liquidation preference $3,264,000); Series C 8% cumulative convertible preferred stock; 272 shares issued and outstanding at June 30, 2007 (liquidation preference $3,264,000)	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 39,235,272 shares issued and outstanding at June 30, 2007 and December 31, 2006 (See Note 9)	392	392
Additional paid-in capital	37,996,363	34,294,154
Accumulated deficit	(30,287,929)	(23,684,612)
Total stockholders’ equity	7,708,826	10,609,934
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$20,543,982	$11,923,359

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
COSTS AND EXPENSES:
Research and development	$3,800,324	$1,128,496	$5,709,730	$1,791,807
General and administrative	636,250	531,142	1,243,972	1,302,640
Total costs and expenses	4,436,574	1,659,638	6,953,702	3,094,447
OTHER INCOME:
Interest income	213,427	200,784	347,385	280,006
Miscellaneous	1,500	1,500	3,000	3,000
Total other income	214,927	202,284	350,385	283,006
NET LOSS	(4,221,647)	(1,457,354)	(6,603,317)	(2,811,441)
PREFERRED STOCK DIVIDENDS	(290,280)	(66,560)	(355,560)	(130,560)
PREFERRED STOCK DEEMED DIVIDENDS	(9,003,083)	—	(9,003,083)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,515,010)	$(1,523,914)	$(15,961,960)	$(2,942,001)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.34)	$(0.04)	$(0.41)	$(0.08)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TOCOMMON STOCKHOLDERS PER COMMON SHARE	39,235,272	39,216,261	39,235,272	35,095,002

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,603,317)	$(2,811,441)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,424	4,451
Stock-based compensation	323,384	340,279
Increase (decrease) in:
Prepaid expenses and other current assets	91,685	154,980
Accounts payable and accrued liabilities	1,477,658	321,248
Accrued compensation	(99,593)	97,025
Cash used in operating activities	(4,803,759)	(1,893,458)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,214)	(2,820)
Change in restricted cash	649,928	(2,424)
Deferred financing costs	—	24,612
Deposits	(4,475)	—
Cash provided by investing activities	630,239	19,368
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net	13,693,051	—
Proceeds from issuance of common stock, net	—	13,846,774
Dividends paid to preferred stockholders	(130,560)	(130,560)
Payment to preferred stockholders in connection with exchange of shares (1)	(40,000)
Proceeds from exercise of stock option	—	750
Cash provided by financing activities	13,522,491	13,716,964
INCREASE IN CASH AND EQUIVALENTS	9,348,971	11,842,874
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,938,428	4,267,115
CASH AND EQUIVALENTS AT END OF PERIOD	$19,287,399	$16,019,989
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Deemed dividends on preferred stock	$8,963,083	$—
Dividends declared but not paid to preferred stockholders	$225,000	$—
Issuance of warrants to Series B preferred stockholders	$3,774,385	$—
Issuance of warrants to Series C preferred stockholders	$1,138,698	$—
Issuance of warrants to placement agents	$768,621	$—
Common stock issued for services	$—	$136,850

(1) Included as a deemed dividend in the Statement of Operations.

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

Cash – Restricted cash consists of approximately $10,000 of cash placed in escrow as contractually required under an employment agreement with an officer and approximately $995,000 of cash pledged as security on a letter of credit agreement with a bank. See Note 8.

Comprehensive Income (Loss) – The Company had no components of comprehensive income (loss) other than the net loss in all periods presented.

Reclassifications – Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.   REVERSE MERGER AND REORGANIZATION

During May and June 2005, the Company completed a two-step reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals, and its wholly-owned subsidiary Nove Acquisition, Inc. Following the reverse merger Novelos became the surviving corporation. Following these transactions, Novelos shareholders owned approximately 83% of the combined company on a fully diluted basis after giving effect to the transactions. The business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse acquisition recapitalization with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes.

3.   STOCKHOLDERS’ EQUITY

2005 PIPE - From May 27, 2005 through August 9, 2005, the Company completed a private offering of securities structured as a “PIPE” (Private Investment in Public Equity), exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 4,000,000 shares of common stock and issued 2,000,000 common stock warrants (initially exercisable at $2.25 per share) for net cash proceeds of approximately $3,715,000 (net of cash issuance costs of approximately $735,000) and conversion of debt and accrued interest of $550,000. In connection with the private placement, the Company also issued 125,000 shares of common stock to placement agents with a value of approximately $156,000 and issued 340,000 common stock warrants to placement agents and finders at an initial exercise price of $2.00 per share. Pursuant to anti-dilution provisions, the number of warrants issued to investors, placement agents and finders was subsequently increased to 3,139,312 and the exercise price of the warrants was reduced to $1.65 per share as a result of the Series A Preferred financing described below. The 2006 PIPE transaction in March 2006 described below resulted in a further adjustment to the warrants, increasing the number of warrants to 3,836,967 and reducing the exercise price of the warrants to $1.35 per share. The sale of Series B Preferred Stock described below resulted in a further adjustment to the warrants, increasing the number of warrants to 5,180,000 and reducing the exercise price of the warrants to $1.00 per share.

Series A Preferred - On September 30, 2005 and October 3, 2005, the Company sold, in a private placement, a total of 3,200 shares of its Series A 8% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 969,696 common stock warrants for net proceeds of $2,864,000, net of issuance costs of $336,000. The preferred shares were originally convertible at a price of $1.65 per common share into 1,939,393 shares of common stock and the warrants were exercisable at $2.00 per share. The Series A Preferred Stock and warrants had anti-dilution provisions that provided for adjustments to the conversion or exercise price, as applicable, upon the occurrence of certain events. Pursuant to these anti-dilution provisions, both the conversion price of the preferred stock and the exercise price of the warrants were subsequently adjusted to $1.35 per share on March 7, 2006 in connection with a subsequent offering of common stock described below (2006 PIPE) and the preferred stock then outstanding became convertible into 2,417,774 shares of common stock. See “Series C Preferred” below for a description of the exchange of Series A Preferred Stock.

2006 PIPE - On March 7, 2006, the Company completed a private offering of securities structured as a PIPE, exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 11,154,073 shares of common stock at $1.35 per share and warrants to purchase 8,365,542 shares of its common stock exercisable at $2.50 per share for net cash proceeds of approximately $13,847,000 (net of issuance costs of approximately $1,211,000, including placement agent fees of approximately $1,054,000). In connection with the private placement, the Company issued 669,244 common stock warrants (exercisable at $2.50 per share) to the placement agents. Pursuant to anti-dilution provisions, the number of warrants issued to investors and placement agents and finders was subsequently increased to 10,270,018 and the exercise price of the warrants was reduced to $2.20 per share as a result of the sale of Series B preferred stock described below.

Series B Preferred - On May 2, 2007, pursuant to a securities purchase agreement with accredited investors dated April 12, 2007 (the “Purchase Agreement”), as amended May 2, 2007, the Company sold 300 shares of a newly created series of preferred stock, designated “Series B Convertible Preferred Stock”, with a stated value of $50,000 per share (the “Series B Preferred Stock”) and issued warrants to purchase 7,500,000 shares of common stock for an aggregate purchase price of $15,000,000.

Rights and Preferences

The shares of Series B Preferred Stock issued to investors are convertible into shares of common stock at $1.00 per share at any time after issuance at the option of the holder. If there is an effective registration statement covering the shares of common stock underlying the Series B Preferred Stock and the volume-weighted average price (“VWAP”), as defined in the Series B Certificate of Designations, of the Company’s common stock exceeds $2.00 for 20 consecutive trading days, then the outstanding Series B Preferred Stock will automatically convert into common stock at the conversion price then in effect. The conversion price is subject to adjustment only for stock dividends, stock splits or similar capital reorganizations. The Series B Preferred Stock has an annual dividend rate of 9%, payable semi-annually on September 30 and March 31. Such dividends may be paid in cash or in registered shares of the Company’s common stock at the Company’s option. The Series B Preferred Stock ranks senior to all other outstanding series of preferred stock and common stock as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. The Series B preferred stockholders will be entitled to receive first, $50,000 per share and all accrued and unpaid dividends. They are then entitled to participate with the holders of the remaining classes of common stock in the distribution of remaining assets on a pro rata basis. If, upon any winding up of the Company’s affairs, assets available to pay the holders of Series B Preferred Stock are not sufficient to permit the payment in full, then all assets will be distributed to the holders of Series B Preferred Stock on a pro rata basis. If the Company sells, leases or otherwise transfers substantially all of its assets, consummates a business combination in which the Company is not the surviving corporation or, if the Company is the surviving corporation, if the holders of a majority of the common stock immediately before the transaction do not hold a majority of common stock immediately after the transaction, in one or a series of events, change the majority of the members of the board of directors, or if any person or entity (other than the holders of Series B Preferred Stock) acquires more than 50% of the Company’s outstanding stock, then the holders of Series B Preferred Stock are entitled to receive the same liquidation preference as described above, except that after receiving $50,000 per preferred share and any accrued but unpaid dividends, they are not entitled to participate with other classes or common stock in a distribution of the remaining assets.

For as long as any shares of Series B Preferred Stock remain outstanding, the Company is prohibited from (i) paying dividends to common stockholders, (ii) amending the Company’s certificate of incorporation (except to increase the number of shares of authorized common stock to 150,000,000), (iii) issuing any equity security or any security convertible into or exercisable for any equity security at a price of $1.00 or less or with rights senior to the Series B Preferred Stock (except for certain exempted issuances), (iv) increasing the number of shares of Series B Preferred Stock or issuing any additional shares of Series B Preferred Stock other than the 400 shares designated in the Series B Certificate of Designations, (v) selling or otherwise disposing of all or substantially all of the Company’s assets or intellectual property or entering into a merger or consolidation with another company unless Novelos is the surviving corporation, the Series B Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series B Preferred Stock, (vi) redeeming or repurchasing any capital stock other than Series B Preferred Stock, (vii) incurring any new debt for borrowed money and (viii) changing the number of the Company’s directors. The Company is required to reserve, out of authorized shares of common stock, 125% of the number of shares of common stock into which Series B Preferred Stock is convertible.

Board and Observer Rights

The holders of Series B Preferred Stock are entitled to vote on all matters on which the holders of common stock are entitled to vote. The number of votes to which each holder of Series B Preferred Stock is entitled is equal to the number of shares of common stock that would be issued to such holder if the Series B Preferred Stock had been converted at the record date for the meeting of stockholders.

Pursuant to the Purchase Agreement, from and after the closing of the sale of the Series B Preferred Stock, Xmark Opportunity Fund, Ltd. and its affiliates (the “Xmark Entities”), will have the right to designate one member to the Company’s Board of Directors. This right shall last until such time as the Xmark Entities no longer hold at least one-third of the Series B Preferred Stock issued to them at closing. In addition, the Xmark Entities and Caduceus Capital Master Fund Limited and its affiliates (together with the Xmark Entities, the “Lead Investors”) will have the right to designate one observer to attend all meetings of the Company’s Board of Directors, committees thereof and access to all information made available to members of the Board. This right shall last until such time as the Lead Investors no longer hold at least one-third of the Series B Preferred Stock issued to them. Pursuant to the agreement by holders of Series A Preferred to exchange their shares for shares of Series C Preferred Stock, as described above, the holders of the new Series C preferred stock gave up the right to nominate one person to the Company’s Board of Directors, which right they previously held as holders of Series A preferred stock.

Common Stock Purchase Warrants

The common stock purchase warrants issued to investors are exercisable for an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $1.25 per share and expire in May 2012. If after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants, the holder may conduct a cashless exercise whereby the holder may elect to pay the exercise price by having the Company withhold, upon exercise, shares having a fair market value equal to the applicable aggregate exercise price. The warrant exercise price and/or number of warrants is subject to adjustment only for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event. If there is an effective registration statement covering the shares underlying the warrants and the VWAP, as defined in the warrant, of the Company’s common stock exceeds $2.25 for 20 consecutive trading days, then on the 31st day following the end of such period any remaining warrants for which a notice of exercise was not delivered shall no longer be exercisable and shall be converted into a right to receive $.01 per share.

Registration Rights Agreement

The Company and the investors entered into a registration rights agreement which required the Company to file with the SEC no later than 30 days following the closing of the transaction, a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion of the preferred stock and exercise of the warrants as of the date of filing of the registration statement. The registration statement was filed on May 25, 2007. The registration statement covering these shares must be declared effective by the SEC no later than 120 days following the closing. The Company is required to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company fails to file the registration statement or it is not declared effective within the timeframes specified by the Registration Rights Agreement, the Company is required to pay to the Investors liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the preferred stock and warrants until the Company files the delinquent registration statement or the registration statement is declared effective, as applicable. The Company is allowed to suspend the use of the registration statement for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period without incurring liability for the liquidated damages in certain circumstances.

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

Accounting Treatment

Since the terms of the Series B Preferred Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control, the shares have been recorded outside of permanent equity in the balance sheet as of June 30, 2007. Furthermore, since the conversion price of the preferred stock was less than the market value of the Company’s common stock at the time of the closing, the Company determined that there was a beneficial conversion feature (“BCF”). After allocating the relative fair value of the warrants issued to investors of $3,774,385 to paid-in-capital, the intrinsic value of the BCF was determined to be $7,824,385. Since the Series B Preferred Stock was immediately convertible, the BCF was recorded as a deemed dividend in the quarter ended June 30, 2007. The fair value of the warrants issued to placement agents at the date of issuance, calculated using the Black-Scholes valuation method, was $1,138,698 and was recorded as a component of permanent equity. The valuation was based on estimated volatility of 80%, a discount rate of 4.55%, and a term of 5 years.

Series C Preferred - As a condition to closing of the sale of Series B Preferred Stock described above, the Company entered into an agreement to exchange and consent with the holders of the Series A Preferred Stock. Pursuant to that agreement, the holders of the Series A Preferred Stock exchanged their 3,264 shares of Series A Preferred Stock for 272 shares of a new Series C convertible preferred stock (“Series C Preferred Stock”), which are subordinated to the Series B Preferred Stock as set forth in the Series C Certificate of Designations. The Series C Preferred Stock is convertible at $1.00 per share into 3,264,000 shares of common stock. As part of the exchange, the Company issued to the holders of the Series A Preferred Stock warrants to purchase 1,333,333 shares of common stock expiring on May 2, 2012 at a price of $1.25 per share; paid them a cash allowance to defray expenses totaling $40,000; and paid them an amount equal to unpaid dividends accumulated through the date of the exchange. The fair value of the warrants at the date of issuance calculated using the Black-Scholes valuation method was $1,138,698. The valuation was based on estimated volatility of 80%, a discount rate of 4.55%, and a term of 5 years. The total of the fair value of the warrants and the cash payment of $40,000 has been reflected as a deemed dividend to preferred stockholders in the statement of operations. Pursuant to the exchange agreement, the holders of the Series C preferred stock retained registration and related rights substantially identical to the rights that they had as holders of the Series A Preferred Stock. Pursuant to the anti-dilution provisions contained in the warrants issued to the holders of the Series A Preferred Stock during 2005, the exercise price of the warrants was reduced to $1.00 in connection with the sale of the Series B Preferred Stock.

The Series C Preferred Stock has an annual dividend rate of 8% until October 1, 2008 and thereafter has an annual dividend rate of 20%. The dividend rate also increases to 20% upon certain events of default as defined in the Series C Certificate of Designations. The dividends are payable quarterly commencing on June 30, 2007. Such dividends shall be paid only after all outstanding dividends on the Series B Preferred Stock (with respect to the current fiscal year and all prior fiscal years) shall have been paid to the holders of the Series B Preferred Stock. The conversion price is subject to adjustment for stock dividends, stock splits or similar capital reorganizations.

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of June 30, 2007:

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE:
Investors	4,500,000	$1.00	August 9, 2008
Placement agents and finders	680,000	$1.00	August 9, 2010
Series A Preferred (1):
Investors – September 30, 2005 closing	909,090	$1.00	September 30, 2010
Investors – October 3, 2005 closing	60,606	$1.00	October 3, 2010
2006 PIPE:
Investors	9,509,275	$2.20	March 7, 2011
Placement agents	760,743	$2.20	March 7, 2011
Series B Preferred:
Investors	7,500,000	$1.25	May 2, 2012
Placement agents	900,000	$1.25	May 2, 2012
Series C Exchange	1,333,333	$1.25	May 2, 2012

Total	26,873,047

(1) Following the Series B Financing, the shares of Series A Preferred Stock are now shares of Series C Preferred Stock.

On April 1, 2005, in connection with the issuance of $450,000 bridge notes payable, the Company issued warrants to purchase 720,000 shares of Novelos stock at $0.625 per share that expire in 5 years.

No warrants have been exercised as of June 30, 2007.

Registration Rights - The shares of common stock sold in the 2005 PIPE and the 2006 PIPE and the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of certain outstanding warrants have been registered for resale with the Securities and Exchange Commission. Pursuant to the registration rights associated with the financings, if the Company fails to maintain the effectiveness of the registration statements for the periods specified in the agreements, the Company may become obligated to pay liquidated damages to the selling stockholders. The Company believes that an investor claim for liquidated damages relating to these registration rights is not probable and therefore has not accrued for such a contingency at June 30, 2007.

The Company has filed a registration statement covering the shares of common stock issuable upon conversion of Series B Preferred Stock and exercise of warrants issued in connection with the sale of Series B Preferred Stock. As of the date of this filing, the registration statement has not been declared effective. The Company is currently in discussions with the Staff of the Securities and Exchange Commission to resolve the Staff’s comments. If the registration statement covering these shares is not declared effective by the Securities and Exchange Commission by August 30, 2007, the Company may become liable for liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the preferred stock and warrants until the registration statement is declared effective.

Reserved Shares — At June 30, 2007 the following shares were reserved for future issuance upon exercise of stock options or warrants or conversion of preferred stock:

2000 Stock Option Plan	73,873
2006 Stock Incentive Plan	1,040,000
Options issued outside of formalized plans	2,578,778
Warrants (1)	28,973,047
Preferred stock (1)	22,014,000

Total shares reserved for future issuance	54,679,698

(1) The amount of reserved shares includes shares reserved in excess of the number currently exercisable or convertible in accordance with the related financing agreements.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Employee and director stock option grants:
Research and development	$63,313	$45,615	$126,379	$91,230
General and administrative	41,819	15,111	83,461	30,222
	105,132	60,726	209,840	121,452
Non-employee consultants stock option grants and restricted stock awards:
Research and development	4,063	-	21,921	-
General and administrative	51,643	52,035	91,623	218,827
	55,706	52,035	113,544	218,827

Total stock-based compensation	$160,838	$112,761	$323,384	$340,279

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Volatility	80%	80%
Weighted-average volatility	80%	80%
Risk-free interest rate	4.59%	4.63%
Expected life (years)	5	5
Dividend	0%	0%
Weighted-average exercise price	$1.27	$1.04
Weighted-average grant-date fair value	$0.85	$0.70

There were no option grants in the three and six months ended June 30, 2006.

Stock Option Activity

A summary of stock option activity under the 2000 Plan, the 2006 Plan and outside of any formalized plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,492,651	$0.70
Options granted	200,000	$1.04
Outstanding at June 30, 2007	3,692,651	$0.72	8.0	$1,773,777
Exercisable at June 30, 2007	2,682,649	$0.56	7.5	$1,773,777

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of June 30, 2007, there was approximately $494,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements. Of this total amount, 37%, 38% and 25% are expected to be recognized during 2007, 2008 and 2009, respectively. The Company expects 1,010,002 in unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2007 was $0.31 and $0.73, respectively.

5.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock. Since the Company has a net loss for all periods presented, the inclusion of potential common stock equivalents in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock options	3,692,651	2,652,651	3,692,951	2,652,651
Warrants	26,873,047	14,561,449	26,873,047	14,561,449
Conversion of preferred stock	18,264,000	2,417,774	18,264,000	2,417,774

6.   INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three and six months ended June 30, 2007 and 2006 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services used or rendered for future research and development activities should be deferred and capitalized and subsequently recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years with no earlier application permitted. The Company is currently evaluating the effect of this consensus on its future reported financial position and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect of this standard on its future reported financial position and results of operations.

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

If a royalty is not being paid to ZAO BAM on net sales of oxidized glutathione products, then the Company is required to pay ZAO BAM 3% of all license revenues. If license revenues exceed the Company’s cumulative expenditures including, but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses, then the Company would be required to pay ZAO Bam an additional 9% of the amount by which license revenues exceed the Company’s cumulative expenditures.

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

In July, 2006, the Company entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities outside of the United States. Pursuant to the contract, the Company was obligated to purchase a minimum of approximately $2,600,000 of chemotherapy drugs at specified intervals through March 2008. Through June 30, 2007, the Company has purchased approximately $1,800,000 under the contract and as of June 30, 2007, approximately $800,000 is remaining under that commitment. In connection with that agreement, the Company was required to enter into a standby letter of credit arrangement with a bank, expiring in August 2007. The balance on the standby letter of credit at June 30, 2007 equals the remaining purchase commitment of $800,000. In connection with the letter of credit, the Company has pledged cash of approximately $1,000,000 to the bank as collateral on the letter of credit. The pledged cash is included in restricted cash on the balance sheet.

9. SUBSEQUENT EVENT

On July 16, 2007, the Company’s shareholders approved and the Company filed an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000.

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

NOV-002, our lead compound currently in Phase 3 development for non-small cell lung cancer (NSCLC), acts together with chemotherapy as a chemoprotectant and an immunomodulator. In May 2006, we finalized a Special Protocol Assessment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced NSCLC in combination with first-line chemotherapy, and received Fast Track designation in August 2006. The primary endpoint of this trial is improvement in median overall survival. Patient enrollment commenced in November 2006 and is ongoing. NOV-002 is also in Phase 2 development for chemotherapy-resistant ovarian cancer and early-stage breast cancer and, in addition, is being developed for treatment of acute radiation injury.

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

Plan of Operation

Our plan of operation for the next twelve months is to continue the clinical development of our two product candidates. We expect our principal expenditures during those 12 months to include the costs associated with clinical trials. We will continue to maintain a low number of permanent employees and utilize senior advisors, consultants, contract research and manufacturing organizations and third parties to perform certain aspects of product development, including clinical and non-clinical development, manufacturing and, in some cases, regulatory and quality assurance functions. On May 2, 2007 we completed a private placement of our Series B Preferred Stock and warrants with net proceeds of approximately $13,693,000 (net of estimated issuance costs). Based on our current and anticipated spending, we expect that we will be able to fund these activities with existing working capital into the middle of 2008.

Capital Structure and Financings

In 2005 following the settlement of certain of our indebtedness, we completed a two-step reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals, and its wholly-owned subsidiary Nove Acquisition, Inc. After the completion of the reverse merger Novelos became the surviving corporation, the business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse acquisition recapitalization with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes.

During 2005 and 2006 we completed various private placements of securities. In May through August of 2005 we sold an aggregate of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for net cash proceeds of $3,715,000 and the conversion of $550,000 of convertible debt and accrued interest. In September and October 2005, we sold in a private placement 3,200 shares of Series A preferred stock and warrants to purchase 969,696 shares of common stock for aggregate net proceeds of $2,864,000. On March 7, 2006, we sold 11,154,073 shares of our common stock and warrants to purchase 8,365,542 shares of our common stock for net proceeds of $13,847,000. On May 2, 2007, we sold 300 shares of our Series B preferred stock and warrants to purchase 7,500,000 shares of our common stock for net proceeds of $13,693,000 (net of issuance costs). The shares of Series B Preferred Stock are convertible into 15,000,000 shares of common stock. In connection with that financing, the holders of the existing Series A preferred stock exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock which are convertible into 3,264,000 shares of common stock.

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

Three Months Ended June 30, 2007 and 2006

Research and Development. Research and development expense for the three months ended June 30, 2007 was $3,800,000 compared to $1,128,000 for the three months ended June 30, 2006. The $2,672,000, or 237%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer. The increase includes $1,280,000 in additional contract research and consulting services, an increase of $761,000 in clinical site expenses, an increase of $91,000 in drug manufacturing costs and an increase of $47,000 related to salaries and overhead costs such as travel and related expenses. Additionally, stock compensation expense increased $22,000 during the second quarter of 2007 as compared to the second quarter of 2006, principally resulting from additional option grants in December 2006. We also purchased $506,000 of chemotherapy drugs during the second quarter of 2007 to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. As disclosed in Note 8, we have a commitment to purchase an additional $800,000 of chemotherapy drugs at specified intervals through March 2008. The increases discussed above were offset by a $35,000 decrease in patent costs. During the next twelve months, we expect research and development spending to continue to increase as our clinical trials progress.

General and Administrative. General and administrative expense for the three months ended June 30, 2007 was $636,000 compared to $531,000 for the three months ended June 30, 2006. The $105,000, or 20%, increase in general and administrative expense was primarily due to three factors. First, compensation and related costs and fees to directors increased $62,000 as a result of the hiring of a full-time director of finance, salary increases to administrative personnel, and increases to director fees. Second, overhead costs increased $41,000 principally as a result of increased travel. Third, stock compensation increased by $37,000 due to new option grants during 2006 to employees, directors and consultants. These increases were offset by a $35,000 decrease in the cost associated with legal, accounting and investor relations professional services as we increased our use of internal resources to perform those functions.

Interest Income. Interest income for the three months ended June 30, 2007 was $213,000 compared to $201,000 for the three months ended June 30, 2006. The increase in interest income during 2007 related to higher average cash balances in 2007 as a result of the net proceeds received from the sale of Series B preferred stock on May 2, 2007.

Preferred Stock Dividends and Deemed Dividends. During the quarter ended June 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $65,280 and declared $225,000 of dividends to our Series B preferred stockholders. During the quarter ended June 30, 2007 we also recorded deemed dividends to preferred stockholders totaling $9,003,000. This amount represents the value attributed to the beneficial conversion feature of the Series B convertible preferred stock of $7,824,000 and the fair value of warrants and cash totaling $1,179,000 transferred to the former Series A preferred stockholders in connection with the exchange of their shares for shares of Series C preferred stock that were subordinated to the Series B shares. The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders of $13,515,000, or $0.34 per share, for the quarter ended June 30, 2007. The deemed dividends and cash dividends are excluded from our net loss (from operating activities) of $4,222,000, or $0.11 per share, for the quarter ended June 30, 2007. There were no deemed dividends in the quarter ended June 30, 2006.

Six Months Ended June 30, 2007 and 2006

Research and Development. Research and development expense for the six months ended June 30, 2007 was $5,710,000 compared to $1,792,000 for the six months ended June 30, 2006. The $3,918,000, or 219%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer. The increase includes $2,093,000 in additional contract research and consulting services, an increase of $955,000 in clinical site expenses, an increase of $266,000 in drug manufacturing costs and an increase of $71,000 related to salaries and overhead costs such as travel and related expenses. Additionally, stock compensation expense increased $57,000 during the first six months of 2007 as compared to the first six months of 2007, principally resulting from additional option grants in December 2006. We also purchased $506,000 of chemotherapy drugs during the first half of 2007 to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. As disclosed in Note 8, we have a commitment to purchase an additional $800,000 of chemotherapy drugs at specified intervals through March 2008. The increases discussed above were offset by a $30,000 reduction in patent costs. During the next twelve months, we expect research and development spending to continue to increase as our clinical trials progress.

General and Administrative. General and administrative expense for the six months ended June 30, 2007 was $1,244,000 compared to $1,303,000 for the six months ended June 30, 2006. The $59,000, or 5%, decrease in general and administrative expense was due to a decrease of $264,000 in professional and consulting costs associated with legal, accounting and investor-relations professional services as we increased our use of internal resources to perform those functions. This decrease was offset by a $60,000 increase in compensation and related costs and fees to directors as a result of the hiring of a full-time director of finance in the middle of 2006, salary increases to administrative personnel, and increases to director fees. Also, overhead costs increased $82,000 due principally to increases in insurance and travel costs. Lastly, stock compensation increased by $63,000 due to new option grants during 2006 to employees, directors and consultants.

Interest Income. Interest income for the six months ended June 30, 2007 was $347,000 compared to $280,000 for the three months ended June 30, 2006. The increase in interest income during 2007 related to higher average cash balances in 2007 as a result of the net proceeds received from 2006 and 2007 financing transactions.

Preferred Stock Dividends and Deemed Dividends. During the six months ended June 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $130,560 and declared $225,000 of dividends to our Series B preferred stockholders. During the quarter ended June 30, 2007 we also recorded deemed dividends to preferred stockholders totaling $9,003,000. This amount represents the value attributed to the beneficial conversion feature of the Series B convertible preferred stock of $7,824,000 and the fair value of warrants and cash totaling $1,179,000 transferred to the former Series A preferred stockholders in connection with the exchange of their shares for shares of Series C preferred stock that were subordinated to the Series B shares. The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders of $15,962,000, or $0.41 per share, for the six months ended June 30, 2007. The deemed dividends and cash dividends are excluded from our net loss (from operating activities) of $6,603,000, or $0.17 per share, for the six months ended June 30, 2007. There were no deemed dividends in the first six months of 2006.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt (which was subsequently paid off or converted into equity). As of June 30, 2007, we had $20,293,000 in cash and equivalents, including $1,005,000 of restricted cash that is reserved for research and development activities.

During the six months ended June 30, 2007, cash of approximately $4,804,000 was used in operations, primarily due to a net loss of $6,603,000 and net payment of accrued compensation of $100,000, offset by non-cash stock-based compensation expense of $323,000, depreciation and amortization of $6,000, a decrease in prepaid expenses of $92,000 and an increase in accounts payable and accrued expenses of $1,478,000. During the six months ended June 30, 2007, cash of approximately $630,000 was provided by investing activities resulting from the release of restrictions on $650,000 of cash that had been previously restricted, offset by payments of $15,000 to purchase fixed assets and $5,000 for a lease deposit.

During the six months ended June 30, 2007, cash of approximately $13,522,000 was provided by financing activities as a result of the net proceeds of $13,693,000 from the sale of our Series B preferred stock. This was offset by the payment of cash dividends on the Series A and C cumulative convertible preferred stock totaling $131,000 and a $40,000 payment made in connection with the exchange of Series A preferred shares for Series C preferred shares.

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

Commitments

In July 2006, we entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities in certain locations outside of the United States. Payments under the contract will be made in Euros and will be funded with available working capital. The minimum remaining commitment under the contract is approximately as follows as of June 30, 2007:

	Payments Due by Period
	Total	0-12 Months	1 - 3 Years	3 - 5 Years	After 5 Years
Chemotherapy purchase commitment	$800,000	$800,000	$-	$-	$-

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

A U.S.-based Phase 1/2 clinical study involving 44 non-small cell lung cancer patients provided what we believe to be a favorable outcome. As a result, we enrolled the first patient in the Phase 3 study of NOV-002 for non-small cell lung cancer in November 2006 and are continuing to enroll patients. We enrolled the first patient in the Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer in July 2006 and announced encouraging results from this ongoing study in June 2007. We enrolled the first patient in the Phase 1b clinical study for NOV-205 for chronic hepatitis C in September 2006 and we anticipate completing that study by the end of 2007. There can be no assurance that we can demonstrate that these products are safe or effective in advanced clinical trials. We are also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support our applications for regulatory approval. As a result, our drug and technology research program may be curtailed, redirected or eliminated at any time.

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

We are dependent on our collaborative agreements for the development of our technologies and business development, which expose us to the risk of reliance on the viability of third parties.

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

We also rely on trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We generally require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements. Our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

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

We have initiated a portion of our clinical trial activities in Europe and Eastern Europe. We anticipate that approximately 40% of the overall Phase 3 clinical trial budget of approximately $35 million will be incurred in Euros. Significant depreciation in the value of the U.S. Dollar against principally the Euro could adversely affect our ability to complete the trials, particularly if we are unable to redirect funding or raise additional funds. Since the timing and amount of foreign-denominated payments are uncertain and dependent on a number of factors, it is difficult to cost-effectively hedge the potential exposure. Therefore, to date, we have not entered into any foreign currency hedges to mitigate the potential exposure.

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

Our success will depend to a significant degree on the continued services of key management and advisors to us. There can be no assurance that these individuals will continue to provide service to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our directors, officers, 5% stockholders and other principal stockholders (including the voting shares associated with our Series B preferred stock) beneficially own, in the aggregate, approximately 50% of our outstanding voting shares. The interests of our current officers and directors may differ from the interests of other stockholders. Further, our current officers and directors may have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

•	the election of directors;

•	the amendment of charter documents;

•
issuance of blank-check preferred or convertible stock, notes or instruments of indebtedness which may have conversion, liquidation and similar features, or completion of other financing arrangements; or

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets, or merger with a publicly-traded shell or other company.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities, such as convertible preferred stock, and warrants in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the conversion and exercise of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, and could reduce the market price of our common stock.

We are prohibited from taking certain actions and entering into certain transactions as a result of the issuance of our Series B preferred stock.

For as long as any shares of Series B Preferred Stock remain outstanding we are prohibited from taking certain actions or entering into certain transactions without the prior consent of the holders of outstanding shares of Series B preferred stock. We are prohibited from paying dividends to common stockholders, amending our certificate of incorporation (except to increase the number of shares of authorized common stock to 150,000,000), issuing any equity security or any security convertible into or exercisable for any equity security at a price of $1.00 or less or with rights senior to the Series B Preferred Stock (except for certain exempted issuances), increasing the number of shares of Series B Preferred Stock or issuing any additional shares of Series B Preferred Stock other than the 400 shares designated in the Series B Certificate of Designations, or changing the number of our directors. We are also prohibited from entering into certain transactions such as selling or otherwise disposing of all or substantially all of our assets or intellectual property or entering into a merger or consolidation with another company unless we are the surviving corporation, the Series B Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series B Preferred Stock, redeeming or repurchasing any capital stock other than Series B Preferred Stock, or incurring any new debt for borrowed money.

If the board of directors determines that any of these actions are in the best interest of the Company or our shareholders, we may be unable to complete them if we do not get the approval of the holders of the outstanding shares of Series B preferred stock.

Amendment No. 2 to our Registration Statement on Form SB-2 has been reviewed by the Securities and Exchange Commission Staff (the “Staff”) and there are Staff comments that are unresolved as of the date of this filing.

In connection with the private placement of Series B Preferred Stock and warrants that closed on May 2, 2007, we entered into a registration rights agreement with the investors which required the Company to file with the SEC no later than 30 days following the closing of the transaction, a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion of the preferred stock and exercise of the warrants as of the date of filing of the registration statement. The Registration Statement on Form SB-2 covering the resale of 23,400,000 shares of common stock was filed on May 25, 2007. Since that date, we have received and responded to comments on the registration statement from the Staff and amended the registration statement as necessary. Additionally, we have had discussions with the Staff in order to resolve the remaining comments. As of the date of this filing, certain comments are unresolved.

If the registration statement covering these shares is not declared effective by the Securities and Exchange Commission by August 30, 2007, we may become liable for liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the preferred stock and warrants until the registration statement is declared effective.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second fiscal quarter of 2007 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005	X
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005	X
3.3	Certificate of Correction dated March 3, 2006	X
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007	X
3.5	Certificate of Designations of Series B convertible preferred stock	X
3.6	Certificate of Designations of Series C cumulative convertible preferred stock	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
3.7	By-Laws		8-K	June 17, 2005	2
4.1	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	4.1
4.2	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 2, 2007		10-QSB	May 8, 2007	4.2
10.1	Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	10.1
10.2	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement		10-QSB	May 8, 2007	10.2
10.3	Registration Rights Agreement dated May 2, 2007		10-QSB	May 8, 2007	10.3
10.4	Placement Agent Agreement with Rodman & Renshaw, LLC dated February 12, 2007		10-QSB	May 8, 2007	10.4
10.5	Agreement to Exchange and Consent dated May 1, 2007		10-QSB	May 8, 2007	10.5
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: August 10, 2007	By:	/s/ Harry S. Palmin
Harry S. Palmin
President, Chief Executive Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005	X
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005	X
3.3	Certificate of Correction dated March 3, 2006	X
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007	X
3.5	Certificate of Designations of Series B convertible preferred stock	X
3.6	Certificate of Designations of Series C cumulative convertible preferred stock	X
3.7	By-Laws		8-K	June 17, 2005	2
4.1	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	4.1
4.2	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 1, 2007		10-QSB	May 8, 2007	4.2
10.1	Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	10.1
10.2	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement		10-QSB	May 8, 2007	10.2
10.3	Registration Rights Agreement dated May 2, 2007		10-QSB	May 8, 2007	10.3
10.4	Placement Agent Agreement with Rodman & Renshaw, LLC dated February 12, 2007		10-QSB	May 8, 2007	10.4
10.5	Agreement to Exchange and Consent dated May 1, 2007		10-QSB	May 8, 2007	10.5

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X