Form 10QSB
period 2007-09-30
NOVELOS THERAPEUTICS, INC.
filed 2007-11-13
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,260,272 shares of common stock, $.00001 par value per share, as of November 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NOVELOS THERAPEUTICS, INC.

10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2007 (unaudited)	2006 (audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$15,271,151	$9,938,428
Restricted cash	148,000	1,655,251
Prepaid expenses and other current assets	205,511	294,995
Total current assets	15,624,662	11,888,674
FIXED ASSETS, NET	36,469	23,810
DEPOSITS	15,350	10,875
TOTAL ASSETS	$15,676,481	$11,923,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,546,087	$1,088,041
Accrued compensation	206,654	225,384
Total current liabilities	4,752,741	1,313,425
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series B convertible preferred stock, $0.00001 par value; 400 shares designated; 300 shares issued and outstanding at September 30, 2007 (liquidation preference $15,000,000) (Note 3)	9,918,666	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.00001 par value; 6,272 shares authorized: Series A 8% cumulative convertible preferred stock; 3,264 shares issued and outstanding at December 31, 2006 (liquidation preference $3,264,000); Series C 8% cumulative convertible preferred stock; 272 shares issued and outstanding at September 30, 2007 (liquidation preference $3,264,000) (Note 3)	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 39,260,272 shares issued and outstanding at September 30, 2007; 39,235,272 shares issued and outstanding at December 31, 2006	393	392
Additional paid-in capital	37,707,424	34,294,154
Accumulated deficit	(36,702,743)	(23,684,612)
Total stockholders’ equity	1,005,074	10,609,934
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$15,676,481	$11,923,359

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

COSTS AND EXPENSES:
Research and development	$5,910,849	$2,408,658	$11,620,579	$4,200,465
General and administrative	734,212	586,452	1,978,184	1,889,182
Total costs and expenses	6,645,061	2,995,200	13,598,763	6,089,647
OTHER INCOME:
Interest income	228,368	192,017	575,753	472,023
Miscellaneous	1,880	1,500	4,880	4,500
Total other income	230,248	193,517	580,633	476,523
NET LOSS	(6,414,813)	(2,801,683)	(13,018,130)	(5,613,124)
PREFERRED STOCK DIVIDENDS	(402,780)	(65,280)	(758,340)	(195,840)
PREFERRED STOCK DEEMED DIVIDENDS		—	(9,003,083)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,817,593)	$(2,866,963)	$(22,779,553)	$(5,808,964)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.17)	$(0.07)	$(0.58)	$(0.16)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	39,258,913	39,226,250	39,243,239	36,487,218

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,018,130)	$(5,613,124)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,015	7,192
Stock-based compensation	436,975	462,492
Increase (decrease) in:
Prepaid expenses and other current assets	89,484	46,615
Accounts payable and accrued liabilities	3,458,046	743,751
Accrued compensation	(18,730)	146,860
Cash used in operating activities	(9,042,340)	(4,206,214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,674)	(10,716)
Change in restricted cash	1,507,251	(2,013,860)
Deferred financing costs	—	24,612
Deposits	(4,475)	(1,219)
Cash provided by (used in) investing activities	1,480,102	(2,001,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net	13,693,051	—
Proceeds from issuance of common stock, net	—	13,846,774
Dividends paid to preferred stockholders	(758,340)	(195,840)
Payment to preferred stockholders in connection with exchange of shares (1)	(40,000)	—
Proceeds from exercise of stock option	250	750
Cash provided by financing activities	12,894,961	13,651,684
INCREASE IN CASH AND EQUIVALENTS	5,332,723	7,444,287
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,938,428	4,267,115
CASH AND EQUIVALENTS AT END OF PERIOD	$15,271,151	$11,711,402
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Deemed dividends on preferred stock	$8,963,083	$—
Issuance of warrants to Series B preferred stockholders	$3,774,385	$—
Issuance of warrants to placement agents	$768,621	$—
Common stock issued for services	$—	$144,850

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

Cash – Restricted cash consists of cash pledged as security on a letter of credit agreement with a bank. See Note 8.

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

Registration Rights, 2005 and 2006 Financings – The shares of common stock sold in the 2005 PIPE and the 2006 PIPE and the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of certain outstanding warrants have been registered for resale with the Securities and Exchange Commission. Pursuant to the registration rights associated with the financings, if the Company fails to maintain the effectiveness of the registration statements for the periods specified in the agreements, the Company may become obligated to pay liquidated damages to the selling stockholders. The Company believes that an investor claim for liquidated damages relating to these registration rights is not probable and therefore has not accrued for such a contingency at September 30, 2007.

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

For as long as any shares of Series B Preferred Stock remain outstanding, the Company is prohibited from (i) paying dividends to common stockholders, (ii) amending the Company’s certificate of incorporation, (iii) issuing any equity security or any security convertible into or exercisable for any equity security at a price of $1.00 or less or with rights senior to the Series B Preferred Stock (except for certain exempted issuances), (iv) increasing the number of shares of Series B Preferred Stock or issuing any additional shares of Series B Preferred Stock other than the 400 shares designated in the Series B Certificate of Designations, (v) selling or otherwise disposing of all or substantially all of the Company’s assets or intellectual property or entering into a merger or consolidation with another company unless Novelos is the surviving corporation, the Series B Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series B Preferred Stock, (vi) redeeming or repurchasing any capital stock other than Series B Preferred Stock, (vii) incurring any new debt for borrowed money and (viii) changing the number of the Company’s directors. The Company is required to reserve, out of authorized shares of common stock, 125% of the number of shares of common stock into which Series B Preferred Stock is convertible.

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

Pursuant to the Purchase Agreement, from and after the closing of the sale of the Series B Preferred Stock, Xmark Opportunity Fund, Ltd. and its affiliates (the “Xmark Entities”), will have the right to designate one member to the Company’s Board of Directors. This right shall last until such time as the Xmark Entities no longer hold at least one-third of the Series B Preferred Stock issued to them at closing. In addition, the Xmark Entities and Caduceus Capital Master Fund Limited and its affiliates (together with the Xmark Entities, the “Lead Investors”) will have the right to designate one observer to attend all meetings of the Company’s Board of Directors, committees thereof and access to all information made available to members of the Board. This right shall last until such time as the Lead Investors no longer hold at least one-third of the Series B Preferred Stock issued to them. To date, a board member and board observer have not been designated. Pursuant to the agreement by holders of Series A Preferred to exchange their shares for shares of Series C Preferred Stock, as described above, the holders of the new Series C preferred stock gave up the right to nominate one person to the Company’s Board of Directors, which right they previously held as holders of Series A preferred stock.

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

Registration Rights Agreement

The Company and the investors entered into a registration rights agreement which required the Company to file with the SEC no later June 1, 2007, a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion of the preferred stock and exercise of the warrants as of the date of filing of the registration statement. The registration rights agreement also required the registration statement to be declared effective by August 30, 2007 and requires the Company to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the registration statement was not declared effective within the timeframe specified by the Registration Rights Agreement or not maintained effective, the Company is required to pay to the investors liquidated damages equal to 1.5% per month (prorated on a daily basis for any period of less than a full month) of the aggregate purchase price of the preferred stock and warrants until the registration statement is declared effective. The Company is allowed to suspend the use of the registration statement for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period without incurring liability for the liquidated damages in certain circumstances.

The Company filed a registration statement covering 100% of the shares of common stock issuable on conversion of the preferred stock and exercise of the warrants (23,400,000 shares, including 900,000 shares underlying the common stock purchase warrants issued to placement agents) on May 25, 2007. The registration statement was thereafter amended to reduce the number of shares of common stock that may be resold under the registration statement to 80% of the shares issuable upon conversion of the preferred stock and none of the shares of common stock issuable upon exercise of the warrants. The holders of the Series B Preferred Stock consented to the filing of the amendment to the registration statement by which the number of shares of common stock covered by the registration statement was reduced from 23,400,000 shares to 12,000,000 shares. The holders of the Series B Preferred Stock also waived any liquidated damages arising under the registration rights agreement through September 7, 2007, as a result of such reduction in the number of shares registered, and by any failure to have the registration statement declared effective by the SEC prior to September 7, 2007. The registration statement, as amended, was declared effective on September 6, 2007.

After September 7, 2007 the Company may be required to pay to the investors any liquidated damages due as a result of the failure to (i) register 100% of the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants and (ii) keep the registration statement continuously effective. In the quarter ended September 30, 2007, the Company accrued $80,500 for potential liquidated damages, representing an estimate of the pro rata portion due to investors as a result of registering 53%, instead of 100%, of the total shares underlying the preferred stock and warrants held by the investors. As of the date of this filing, no claim has been made for payment of any liquidated damages.

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

Accounting Treatment

Since the terms of the Series B Preferred Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control, the shares have been recorded outside of permanent equity in the balance sheet as of September 30, 2007. Furthermore, since the conversion price of the preferred stock was less than the market value of the Company’s common stock at the time of the closing, the Company determined that there was a beneficial conversion feature (“BCF”). After allocating the relative fair value of the warrants issued to investors of $3,774,385 to paid-in-capital, the intrinsic value of the BCF was determined to be $7,824,385. Since the Series B Preferred Stock was immediately convertible, the BCF was recorded as a deemed dividend in the quarter ended June 30, 2007. The fair value of the warrants issued to placement agents at the date of issuance, calculated using the Black-Scholes valuation method, was $1,138,698 and was recorded as a component of permanent equity with a subsequent reduction in permanent equity to record the issuance cost. The valuation was based on estimated volatility of 80%, a discount rate of 4.55%, and a term of 5 years.

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

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of September 30, 2007:

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE:
Investors	4,500,000	$1.00	August 9, 2008
Placement agents and finders	680,000	$1.00	August 9, 2010
Series A Preferred (1):
Investors - September 30, 2005 closing	909,090	$1.00	September 30, 2010
Investors - October 3, 2005 closing	60,606	$1.00	October 3, 2010
2006 PIPE:
Investors	9,509,275	$2.20	March 7, 2011
Placement agents	760,743	$2.20	March 7, 2011
Series B Preferred:
Investors	7,500,000	$1.25	May 2, 2012
Placement agents	900,000	$1.25	May 2, 2012
Series C Exchange	1,333,333	$1.25	May 2, 2012

Total	26,873,047

(1) Concurrently with the Series B Financing, all shares of Series A Preferred Stock were exchanged for shares of Series C Preferred Stock.

On April 1, 2005, in connection with the issuance of $450,000 bridge notes payable, the Company issued warrants to purchase 720,000 shares of Novelos stock at $0.625 per share that are exercisable through April 1, 2010.

No warrants have been exercised as of September 30, 2007.

Reserved Shares — At September 30, 2007 the following shares were reserved for future issuance upon exercise of stock options or warrants or conversion of preferred stock:

2000 Stock Option Plan	73,873
2006 Stock Incentive Plan	1,290,000
Options issued outside of formalized plans	2,553,778
Warrants (1)	28,973,047
Preferred stock (1)	22,014,000

Total shares reserved for future issuance	54,904,698

(1) The amount of reserved shares includes shares reserved in excess of the number currently exercisable or convertible in accordance with the related financing agreements.

Authorized Shares— On July 16, 2007, the Company’s shareholders approved and the Company filed an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Employee and director stock option grants:
Research and development	$17,928	$47,820	$144,307	$139,050
General and administrative	53,054	22,702	136,515	52,924
	70,982	70,522	280,822	191,974
Non-employee consultants stock option grants and restricted stock awards:
Research and development	(3,134)	3,969	18,787	3,969
General and administrative	45,743	47,723	137,366	266,549
	42,609	51,692	156,153	270,518

Total stock-based compensation	$113,591	$122,214	$436,975	$462,492

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Volatility	80%	80%	80%	80%
Weighted-average volatility	80%	80%	80%	80%
Risk-free interest rate	4.18%-4.51%	4.59%-5.05%	4.18%-4.66%	4.59%-5.05%
Expected life (years)	5	5	5	5
Dividend	0	0	0	0
Weighted-average exercise price	$0.64	$1.23	$0.82	$1.23
Weighted-average grant-date fair value	$0.43	$0.56	$0.55	$0.56

A summary of stock option activity under the 2000 Plan, the 2006 Plan and outside of any formalized plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,492,651	$0.70
Options granted	450,000	$0.82
Options exercised	(25,000)	$0.01
Outstanding at September 30, 2007	3,917,651	$0.72	7.9	$1,328,706
Exercisable at September 30, 2007	2,821,399	$0.64	7.3	$1,318,706

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of September 30, 2007, there was approximately $445,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements. Of this total amount, 14%, 53% and 33% are expected to be recognized during 2007, 2008 and 2009, respectively. The Company expects 1,096,252 in unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2007 was $0.37 and $0.58, respectively.

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

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Stock options	3,917,651	2,862,651	3,917,651	2,862,651
Warrants	26,873,047	14,561,449	26,873,047	14,561,449
Conversion of preferred stock	18,264,000	2,417,774	18,264,000	2,417,774

6.   INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three and nine months ended September 30, 2007 and 2006 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

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

As a result of the assignment to Novelos of the exclusive worldwide intellectual property and marketing rights of oxidized glutathione (excluding Russia and the other states of the former Soviet Union), Novelos is obligated to the Oxford Group, Ltd. for future royalties. One of the Company’s directors is president of Oxford Group, Ltd. Pursuant to the agreement, as revised May 26, 2005, Novelos is required to pay Oxford Group, Ltd. a royalty in the amount of 0.8% of the Company’s net sales of oxidized glutathione-based products.

In July, 2006, the Company entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities outside of the United States. Pursuant to the contract, the Company was obligated to purchase a minimum of approximately $2,600,000 of chemotherapy drugs at specified intervals through March 2008. As of September 30, 2007, approximately $135,000 is remaining under that commitment. In connection with that agreement, the Company was required to enter into a standby letter of credit arrangement with a bank, originally expiring in August 2007 and renewed through March 2008. The balance on the standby letter of credit at September 30, 2007 equals the remaining purchase commitment of $135,000. In connection with the letter of credit, the Company has pledged cash of approximately $148,000 to the bank as collateral on the letter of credit. The pledged cash is reflected as restricted cash on the balance sheet. In October 2007, the Company amended the contract to increase its remaining purchase commitment from $135,000 to approximately $2,000,000 through January 2008. Accordingly, the standby letter of credit was increased to the amount of the remaining commitment and the collateral was increased to approximately $2,100,000.

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

Both compounds have completed clinical trials in humans and have been approved for use in Russia where they were originally developed. We own all intellectual property rights worldwide (excluding Russia and other states of the former Soviet Union) related to compounds based on oxidized glutathione, including NOV-002 and NOV-205. Our patent portfolio includes five U.S. issued patents, two European issued patents and one Japanese issued patent.

Plan of Operation

Our plan of operation for the next twelve months is to continue the clinical development of our two product candidates. We expect our principal expenditures during those 12 months to include the costs associated with clinical trials. We will continue to maintain a low number of permanent employees and utilize senior advisors, consultants, contract research and manufacturing organizations and third parties to perform certain aspects of product development, including clinical and non-clinical development, manufacturing and, in some cases, regulatory and quality assurance functions. On May 2, 2007 we completed a private placement of our Series B Preferred Stock and warrants with net proceeds of approximately $13,693,000 (net of issuance costs). Based on our current and anticipated spending, we expect that we will be able to fund these activities with existing working capital into the middle of 2008.

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

Three Months Ended September 30, 2007 and 2006

Research and Development. Research and development expense for the three months ended September 30, 2007 was $5,911,000 compared to $2,409,000 for the three months ended September 30, 2006. The $3,502,000, or 145%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer. The increase includes $1,176,000 in additional contract research and consulting services, an increase of $1,196,000 in clinical site expenses, an increase of $159,000 in drug manufacturing costs and an increase of $57,000 related to salaries and overhead costs such as travel and related expenses. We also purchased $1,814,000 of chemotherapy drugs during the third quarter of 2007 (an increase of $950,000 over the third quarter of 2006) to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. As disclosed in Note 8, we have a commitment, as amended in October 2007, to purchase an additional $2,000,000 of chemotherapy drugs at specified intervals through January 2008. The increased costs were offset by a $36,000 decrease in stock compensation expense during the third quarter of 2007 as compared to the third quarter of 2006, principally resulting from the expiration of vesting periods for certain option grants.

General and Administrative. General and administrative expense for the three months ended September 30, 2007 was $734,000 compared to $587,000 for the three months ended September 30, 2006. The $147,000, or 25%, increase in general and administrative expense was primarily due to four factors. First, we recorded $81,000 in potential liquidated damages associated with the registration of less than 100% of the securities required by the registration rights agreements with investors in our Series B Preferred Stock. Second, professional fees increased $46,000 as a result of increases in legal and accounting services. Third, compensation and related costs and fees to directors increased $42,000 as a result of salary increases to administrative personnel, increases to director fees and the hiring of additional personnel. Fourth, stock compensation increased by $36,000 due to new option grants during 2006 to employees, directors and consultants. These increases were offset by a $49,000 decrease in the cost associated with investor relations professional services as we increased our use of internal resources to perform those functions as well as a decrease of $9,000 in overhead and miscellaneous costs.

Interest Income. Interest income for the three months ended September 30, 2007 was $228,000 compared to $192,000 for the three months ended September 30, 2006. The increase in interest income during 2007 related to higher average cash balances in 2007 as a result of the net proceeds received from the sale of Series B preferred stock on May 2, 2007.

Preferred Stock Dividends and Deemed Dividends. During the quarter ended September 30, 2007 we paid cash dividends to Series B and C preferred stockholders of $562,500 and $65,280, respectively. Of the amount paid to Series B preferred stockholders, $225,000 had been accrued in the quarter ended June 30, 2007. The dividends related to the third quarter have been included in the calculation of net loss attributable to common stockholders of $6,818,000, or $0.17 per share, for the quarter ended September 30, 2007. These dividends are excluded from our net loss (from operating activities) of $6,415,000, or $0.16 per share, for the quarter ended September 30, 2007. The net loss attributable to common stockholders for the quarter ended September 30, 2006 included $65,280 of dividends paid to the former Series A preferred stockholders.

Nine Months Ended September 30, 2007 and 2006

Research and Development. Research and development expense for the nine months ended September 30, 2007 was $11,621,000 compared to $4,200,000 for the nine months ended September 30, 2006. The $7,421,000, or 177%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer. The increase includes $3,239,000 in additional contract research and consulting services, an increase of $2,151,000 in clinical site expenses, an increase of $421,000 in drug manufacturing costs and an increase of $167,000 related to salaries and overhead costs such as travel and related expenses. Additionally, stock compensation expense increased $20,000 during the first nine months of 2007 as compared to the first nine months of 2006, principally resulting from additional option grants in December 2006. We also purchased $2,319,000 of chemotherapy drugs during the first half of 2007 (an increase of $1,455,000 over the first nine months of 2006) to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. As disclosed in Note 8, we have a commitment, as amended in October 2007, to purchase an additional $2,000,000 of chemotherapy drugs at specified intervals through January 2008. The increases discussed above were offset by a $32,000 reduction in patent costs.

General and Administrative. General and administrative expense for the nine months ended September 30, 2007 was $1,978,000 compared to $1,889,000 for the nine months ended September 30, 2006. The $89,000, or 5%, increase in general and administrative expense was due to four factors. First, we recorded $81,000 in potential liquidated damages associated with the registration of less than 100% of the securities required by the registration rights agreements with investors in our Series B Preferred Stock. This represents a $106,000 increase over the first nine months of 2006, which included a credit of $25,000 for potential liquidated damages associated with a previous financing. Second, compensation and related costs and fees to directors increased $102,000 as a result of the hiring of a full-time director of finance in mid-2006, salary increases to administrative personnel, and increases to director fees. Third, overhead costs increased $74,000 due principally to increases in insurance and travel costs. Lastly, stock compensation increased by $98,000 due to new option grants during 2006 to employees, directors and consultants. These increases were offset by a decrease of $291,000 in professional and consulting costs associated with legal, accounting and investor-relations professional services as we increased our use of internal resources to perform those functions.

Interest Income. Interest income for the nine months ended September 30, 2007 was $576,000 compared to $472,000 for the nine months ended September 30, 2006. The increase in interest income during 2007 related to higher average cash balances in 2007 as a result of the net proceeds received from 2006 and 2007 financing transactions.

Preferred Stock Dividends and Deemed Dividends. During the nine months ended September 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $195,840 and dividends totaling $562,500 to our Series B preferred stockholders. During the nine months ended September 30, 2007 we also recorded deemed dividends to preferred stockholders totaling $9,003,000. This amount represents the value attributed to the beneficial conversion feature of the Series B convertible preferred stock of $7,824,000 and the fair value of warrants and cash totaling $1,179,000 transferred to the former Series A preferred stockholders in connection with the exchange of their shares for shares of Series C preferred stock that were subordinated to the Series B shares. The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders of $22,780,000, or $0.58 per share, for the nine months ended September 30, 2007. The deemed dividends and cash dividends are excluded from our net loss (from operating activities) of $13,018,000, or $0.33 per share, for the nine months ended September 30, 2007. There were no deemed dividends in the first nine months of 2006.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity securities and the issuance of debt (which was subsequently paid off or converted into equity). As of September 30, 2007, we had $15,419,000 in cash and equivalents, including $148,000 of restricted cash that is reserved for research and development activities.

During the nine months ended September 30, 2007, cash of approximately $9,042,000 was used in operations, primarily due to a net loss of $13,018,000 and net payment of accrued compensation of $19,000, offset by non-cash stock-based compensation expense of $437,000, depreciation and amortization of $10,000, a decrease in prepaid expenses of $90,000 and an increase in accounts payable and accrued expenses of $3,458,000. The significant increase in accounts payable and accrued expenses is a result of greater than expected delays in invoicing from clinical research organizations. During the nine months ended September 30, 2007, cash of approximately $1,480,000 was provided by investing activities resulting from the release of restrictions on $1,507,000 of cash that had been previously restricted, offset by payments of $23,000 to purchase fixed assets and $4,000 for a lease deposit.

During the nine months ended September 30, 2007, cash of approximately $12,895,000 was provided by financing activities as a result of the net proceeds of $13,693,000 from the sale of our Series B preferred stock. This was offset by the payment of cash dividends on the Series A, B and C convertible preferred stock totaling $758,000 and a $40,000 payment made in connection with the exchange of Series A preferred shares for Series C preferred shares.

Based on our current and anticipated spending, we believe that our available cash and equivalents, including the net proceeds from the Series B financing, will be sufficient to meet our working capital requirements, including operating losses and capital expenditure requirements, into the middle of 2008, assuming that our business plan is implemented successfully.

We believe, however, that we will need to raise additional capital in order to complete the pivotal Phase 3 clinical trial for NOV-002 in NSCLC and other research and development activities. Furthermore, we may license or acquire other compounds that will require capital for development. We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

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

Commitments

In July 2006, we entered into a contract with a supplier of pharmaceutical products that will provide chemotherapy drugs to be used in connection with Phase 3 clinical trial activities in certain locations outside of the United States. Payments under the contract will be made in Euros and will be funded with available working capital. The minimum remaining commitment under the contract is approximately as follows as of September 30, 2007:

	Payments Due by Period
	Total	0-12 Months	1 - 3 Years	3 - 5 Years	After 5 Years
Chemotherapy purchase commitment	$135,000	$135,000	$-	$-	$-

In October 2007, the contract was amended to increase the remaining purchase commitment from $135,000 to approximately $2,000,000 through January 2008.

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

A U.S.-based Phase 1/2 clinical trial of NOV-002 involving 44 non-small cell lung cancer patients provided what we believe to be a favorable outcome. As a result, we enrolled the first patient in the pivotal Phase 3 trial of NOV-002 for non-small cell lung cancer in November 2006 and are continuing to enroll patients. We expect full enrollment in March 2008 and trial conclusion mid-2009. We enrolled the first patient in the Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer in July 2006 and announced what we believe to be encouraging results from this ongoing study in June 2007. We enrolled the first patient in the Phase 1b clinical study for NOV-205 for chronic hepatitis C in September 2006 and we anticipate completing that study by the end of 2007. We also commenced a Phase 2 clinical study for NOV-002 for early-stage breast cancer and expect interim results in mid-2008. There can be no assurance that we can demonstrate that these products are safe or effective in advanced clinical trials. We are also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support our applications for regulatory approval. As a result, our drug and technology research program may be curtailed, redirected or eliminated at any time.

There is no guarantee that we will ever generate substantial revenue or become profitable even if one or more of our drugs are approved for commercialization.

We expect to incur increasing operating losses over the next several years as we incur increasing costs for research and development and clinical trials. Our ability to generate revenue and achieve profitability depends on our ability, alone or with others, to complete the development of, obtain required regulatory approvals for and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, if we choose to license or obtain the assignment of rights to additional drugs, the license fees for such drugs may increase our costs.

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

We currently maintain a good working relationship with our contractors. Should the situation change and we are required to relocate these activities on short notice, we do not currently have an alternate facility where we could relocate our research, development and/or manufacturing activities. The cost and time to establish or locate an alternate research, development and/or manufacturing facility to develop our technology would be substantial and would delay gaining FDA approval and commercializing our products.

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

We have initiated a portion of our clinical trial activities in both Western and Eastern Europe. We anticipate that approximately 40% of the overall Phase 3 clinical trial budget of approximately $35 million will be incurred in Euros. Significant depreciation in the value of the U.S. Dollar against principally the Euro could adversely affect our ability to complete the trials, particularly if we are unable to redirect funding or raise additional funds. Since the timing and amount of foreign-denominated payments are uncertain and dependent on a number of factors, it is difficult to cost-effectively hedge the potential exposure. Therefore, to date, we have not entered into any foreign currency hedges to mitigate the potential exposure.

The market for our products is rapidly changing and competitive, and new therapeutics, new drugs and new treatments that may be developed by others could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our technologies and intended products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

We are an early-stage enterprise that operates with limited day-to-day business management, operating as a vehicle to hold certain technology for possible future exploration, and have been and will continue to be engaged in the development of new drugs and therapeutic technologies. As a result, our resources are limited and we may experience management, operational or technical challenges inherent in such activities and novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an approach or a means of accomplishing similar therapeutic effects entirely different from our technology. Our competitors may develop drugs and drug delivery technologies that are more effective than our intended products and, therefore, present a serious competitive threat to us.

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

Our directors, officers and holders of our Series B preferred stock beneficially own, in the aggregate, approximately 35% of our outstanding voting shares. The interests of our current officers, directors and Series B investors may differ from the interests of other stockholders. Further, our current officers, directors and Series B investors may have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

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

For as long as any shares of Series B Preferred Stock remain outstanding we are prohibited from taking certain actions or entering into certain transactions without the prior consent of the holders of outstanding shares of Series B preferred stock. We are prohibited from paying dividends to common stockholders, amending our certificate of incorporation, issuing any equity security or any security convertible into or exercisable for any equity security at a price of $1.00 or less or with rights senior to the Series B Preferred Stock (except for certain exempted issuances), increasing the number of shares of Series B Preferred Stock or issuing any additional shares of Series B Preferred Stock other than the 400 shares designated in the Series B Certificate of Designations, or changing the number of our directors. We are also prohibited from entering into certain transactions such as selling or otherwise disposing of all or substantially all of our assets or intellectual property or entering into a merger or consolidation with another company unless we are the surviving corporation, the Series B Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series B Preferred Stock, redeeming or repurchasing any capital stock other than Series B Preferred Stock, or incurring any new debt for borrowed money.

If the board of directors determines that any of these actions are in the best interest of the Company or our shareholders, we may be unable to complete them if we do not get the approval of the holders of the outstanding shares of Series B preferred stock.

We have failed to register 100% of the securities that were required to be registered in accordance with the Series B Preferred Stock financing agreements.

In connection with the private placement of Series B Preferred Stock and warrants that closed on May 2, 2007, we entered into a registration rights agreement with the investors that required the Company to file with the SEC no later than June 1, 2007, a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion of the preferred stock and exercise of the warrants as of the date of filing of the registration statement (23,400,000 shares). The Registration Statement on Form SB-2 covering the resale of 23,400,000 shares of common stock was filed on May 25, 2007. As a result of comments received from the Securities and Exchange Commission we subsequently amended the registration statement to reduce the size of the offering from 23,400,000 shares to 12,000,000 shares. The holders of Series B Preferred Stock consented to the reduction of shares being covered by the registration statement from 23,400,000 to 12,000,000. Additionally, the investors agreed to extend the date by which the registration statement must be declared effective until September 7, 2007. Furthermore, the holders of Series B Preferred Stock have waived, through September 7, 2007, any liquidated damages arising as a result of the reduction in the number of shares being registered and by any failure to have the registration statement declared effective prior to September 7, 2007. The registration statement, as amended, was declared effective on September 6, 2007.

If the holders of Series B Preferred Stock do not waive liquidated damages for periods subsequent to September 7, 2007, we may become liable for liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the Series B Preferred Stock until May 2, 2009. In the quarter ended September 30, 2007, the Company accrued $80,500 for potential liquidated damages, representing an estimate of the pro rata portion due to investors as a result of registering 53%, instead of 100%, of the total shares underlying the preferred stock and warrants held by the investors. As of the date of this filing, no claim has been made for payment of any liquidated damages.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s third fiscal quarter of 2007 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2007 we issued 25,000 shares of our common stock to Dr. Kenneth Tew, the chairman of our Scientific Advisory Board, upon exercise of his stock option at a price per share of $0.01 for total consideration of $250, pursuant to an option granted in April 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders at the offices of Foley Hoag LLP, 155 Seaport Boulevard, Boston, Massachusetts on July 16, 2007.

(i)    The stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Simyon Palmin	30,194,875	148,810
Harry S. Palmin	30,190,675	153,010
Michael J. Doyle	30,194,875	148,810
Sim Fass	30,192,875	150,810
David B. McWilliams	30,194,875	148,810
Howard M. Schneider	30,192,875	150,810

(ii)    The stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 150,000,000. There were 29,414,346 votes cast for the proposal; 921,639 votes were cast against the proposal; 7,700 votes abstained; and there were no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-QSB	Form	Filing Date	Exhibit No.
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2
3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4
3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5
3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6
3.7	By-Laws		8-K	June 17, 2005	2
4.1	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	4.1
4.2	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 2, 2007		10-QSB	May 8, 2007	4.2
10.1	Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	10.1
10.2	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement		10-QSB	May 8, 2007	10.2
10.3	Registration Rights Agreement dated May 2, 2007		10-QSB	May 8, 2007	10.3
10.4	Placement Agent Agreement with Rodman & Renshaw, LLC dated February 12, 2007		10-QSB	May 8, 2007	10.4
10.5	Agreement to Exchange and Consent dated May 1, 2007		10-QSB	May 8, 2007	10.5
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: November 13, 2007	By:	/s/ Harry S. Palmin
Harry S. Palmin
President, Chief Executive Officer

EXHIBIT INDEX

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2
3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4
3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5
3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6
3.7	By-Laws		8-K	June 17, 2005	2
4.1	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	4.1
4.2	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 1, 2007		10-QSB	May 8, 2007	4.2
10.1	Securities Purchase Agreement dated April 12, 2007		10-QSB	May 8, 2007	10.1
10.2	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement		10-QSB	May 8, 2007	10.2
10.3	Registration Rights Agreement dated May 2, 2007		10-QSB	May 8, 2007	10.3
10.4	Placement Agent Agreement with Rodman & Renshaw, LLC dated February 12, 2007		10-QSB	May 8, 2007	10.4
10.5	Agreement to Exchange and Consent dated May 1, 2007		10-QSB	May 8, 2007	10.5
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-QSB	Form	Filing Date	Exhibit No.
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X