Form 10-Q
period 2008-03-31
NOVELOS THERAPEUTICS, INC.
filed 2008-05-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,360,272 shares of common stock, $.00001 par value per share, as of May 1, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,501,049	$9,741,518
Restricted cash	—	1,184,702
Prepaid expenses and other current assets	99,748	133,281
Deferred financing costs	57,213	—
Total current assets	6,658,010	11,059,501
FIXED ASSETS, NET	41,589	32,809
DEPOSITS	15,350	15,350
TOTAL ASSETS	$6,714,949	$11,107,660
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,545,680	$6,372,478
Accrued compensation	304,240	349,412
Accrued dividends	740,280	337,500
Deferred revenue – current	33,333	—
Total current liabilities	9,623,533	7,059,390
DEFERRED REVENUE – NONCURRENT	458,334	—
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series B convertible preferred stock, $0.00001 par value; 400 shares designated; 300 shares issued and outstanding at March 31, 2008 and December 31, 2007 (liquidation preference $15,675,000 at March 31, 2008) (Note 2)	9,918,666	9,918,666
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.00001 par value; 7,000 shares authorized: Series C 8% cumulative convertible preferred stock; 272 shares issued and outstanding at March 31, 2008 and December 31, 2007 (liquidation preference $3,329,280 at March 31, 2008) (Note 2)	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 39,360,272 shares issued and outstanding at March 31, 2008; 39,260,272 shares issued and outstanding at December 31, 2007	393	392
Additional paid-in capital	37,056,867	37,370,959
Accumulated deficit	(50,342,844)	(43,241,747)
Total stockholders’ deficiency	(13,285,584)	(5,870,396)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$6,714,949	$11,107,660

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUE	$8,333	$—

COSTS AND EXPENSES:
Research and development	6,911,925	1,909,407
General and administrative	263,075	607,722
Total costs and expenses	7,175,000	2,517,129

LOSS FROM OPERATIONS	(7,166,667)	(2,517,129)

OTHER INCOME:
Interest income	63,321	133,959
Miscellaneous	2,249	1,500
Total other income	65,570	135,459
NET LOSS	(7,101,097)	(2,381,670)
PREFERRED STOCK DIVIDEND	(402,780)	(65,280)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,503,877)	$(2,446,950)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.19)	$(0.06)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	39,342,494	39,235,272

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,101,097)	$(2,381,670)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,491	3,878
Stock-based compensation	87,689	162,546
Change in:
Prepaid expenses and other current assets	33,533	101,740
Accounts payable and accrued liabilities	2,173,202	157,100
Accrued compensation	(45,172)	(163,360)
Deferred revenue	491,667	—
Cash used in operating activities	(4,356,687)	(2,119,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(12,271)	(3,727)
Change in restricted cash	1,184,702	47,540
Deferred financing costs	(57,213)	(25,000)
Cash provided by investing activities	1,115,218	18,813
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to preferred stockholders	—	(65,280)
Proceeds from exercise of stock option	1,000	—
Cash provided by (used in) financing activities	1,000	(65,280)
DECREASE IN CASH AND EQUIVALENTS	(3,240,469)	(2,166,233)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,741,518	9,938,428
CASH AND EQUIVALENTS AT END OF PERIOD	$6,501,049	$7,772,195

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Dividends accrued but not paid to preferred stockholders	$402,780	$—

 See notes to financial statements.

Novelos Therapeutics, Inc.
Notes to Financial Statements

1.   NATURE OF BUSINESS, BASIS OF PRESENTATION

Novelos Therapeutics, Inc. (‘‘Novelos’’ or the ‘‘Company’’) is a drug development company focused on the development of therapeutics for the treatment of various cancers and infectious diseases. Novelos owns exclusive worldwide intellectual property rights (excluding Russia and other states of the former Soviet Union) related to certain clinical compounds and other pre-clinical compounds based on oxidized glutathione.

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

The Company is devoting substantially all of its efforts toward the research and development of its products and has incurred operating losses since inception. The process of developing products will require significant research and development, non-clinical testing, clinical trials and regulatory approval. The Company expects that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future. The Company’s ability to execute its operating plan is dependent on its ability to obtain capital to fund these activities through the sale of equity and debt securities and through collaborative arrangements with partners. If the Company is unable to obtain capital through these sources, it may have to seek other sources of capital or reevaluate its operating plans.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other quarterly periods or for the entire year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest annual report for the year ended December 31, 2007 on Form 10-KSB, which was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2008.

Comprehensive Income (Loss) - The Company had no components of comprehensive income (loss) other than the net loss in all periods presented.

2.   STOCKHOLDERS’ EQUITY (DEFICIENCY)

2005 PIPE- From May 27, 2005 through August 9, 2005, the Company completed a private offering of securities structured as a “PIPE” (Private Investment in Public Equity), exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 4,000,000 shares of common stock and issued 2,000,000 common stock warrants (initially exercisable at $2.25 per share) for net cash proceeds of approximately $3,715,000 (net of cash issuance costs of approximately $735,000) and conversion of debt and accrued interest of $550,000. In connection with the private placement, the Company also issued 125,000 shares of common stock to placement agents with a value of approximately $156,000 and issued 340,000 common stock warrants to placement agents and finders at an initial exercise price of $2.00 per share. Pursuant to anti-dilution provisions, the number of warrants issued to investors, placement agents and finders as well as the exercise price of the warrants have changed. As of March 31, 2008 the warrants are exercisable into 5,180,000 shares of common stock at an exercise price of $1.00 per share. See Note 9 for a description of further adjustments resulting from a financing which was completed in April 2008.

Series A Preferred - On September 30, 2005 and October 3, 2005, the Company sold, in a private placement, a total of 3,200 shares of its Series A 8% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 969,696 common stock warrants for net proceeds of $2,864,000, net of issuance costs of $336,000. The preferred shares were originally convertible at a price of $1.65 per common share into 1,939,393 shares of common stock and the warrants were exercisable at $2.00 per share. The Series A Preferred Stock and warrants had anti-dilution provisions that provided for adjustments to the conversion or exercise price, as applicable, upon the occurrence of certain events. Pursuant to these anti-dilution provisions, both the conversion price of the preferred stock and the exercise price of the warrants were subsequently adjusted to $1.35 per share on March 7, 2006 in connection with a subsequent offering of common stock described below (2006 PIPE) and the preferred stock then outstanding became convertible into 2,417,774 shares of common stock. See “Series C Preferred” below for a description of the exchange of Series A Preferred Stock. In connection with the sale of Series B Preferred Stock, the exercise price of the warrants was reduced to $1.00. See Note 9 for a description of a further price adjustment to the warrants resulting from a financing which was completed in April 2008.

2006 PIPE - On March 7, 2006, the Company completed a private offering of securities structured as a PIPE, exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 11,154,073 shares of common stock at $1.35 per share and warrants to purchase 8,365,542 shares of its common stock exercisable at $2.50 per share for net cash proceeds of approximately $13,847,000 (net of issuance costs of approximately $1,211,000, including placement agent fees of approximately $1,054,000). In connection with the private placement, the Company issued 669,244 common stock warrants (exercisable at $2.50 per share) to the placement agents. The fair value of the warrants issued to investors and placement agents was included as a component of permanent equity upon issuance. Pursuant to anti-dilution provisions, the number of warrants issued to investors and placement agents and finders was subsequently increased to 10,270,018 and the exercise price of the warrants was reduced to $2.20 per share as a result of the sale of Series B preferred stock described below. See Note 9 for a description of further adjustments resulting from a financing which was completed in April 2008.

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

The shares of Series B Preferred Stock issued to investors are convertible into shares of common stock at $1.00 per share at any time after issuance at the option of the holder. If there is an effective registration statement covering the shares of common stock underlying the Series B Preferred Stock and the volume-weighted average price (“VWAP”), as defined in the Series B Certificate of Designations, of the Company’s common stock exceeds $2.00 for 20 consecutive trading days, then the outstanding Series B Preferred Stock will automatically convert into common stock at the conversion price then in effect. The conversion price is subject to adjustment only for stock dividends, stock splits or similar capital reorganizations. The Series B Preferred Stock has an annual dividend rate of 9%, payable semi-annually on September 30 and March 31. Such dividends may be paid in cash or in registered shares of the Company’s common stock at the Company’s option. See Note 9 regarding an exchange of all 300 shares of Series B Preferred Stock for 300 shares of Series D Preferred Stock on April 11, 2008.

Common Stock Purchase Warrants

The common stock purchase warrants issued to investors are exercisable for an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $1.25 per share and expire in May 2012. If after the first anniversary of the date of issuance of the warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants, the holder may conduct a cashless exercise whereby the holder may elect to pay the exercise price by having the Company withhold, upon exercise, shares having a fair market value equal to the applicable aggregate exercise price. The warrant exercise price and/or number of warrants is subject to adjustment only for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event. If there is an effective registration statement covering the shares underlying the warrants and the VWAP, as defined in the warrant, of the Company’s common stock exceeds $2.25 for 20 consecutive trading days, then on the 31st day following the end of such period any remaining warrants for which a notice of exercise was not delivered shall no longer be exercisable and shall be converted into a right to receive $.01 per share. Upon the closing of the preferred stock and warrant financing the Company issued placement agents warrants to purchase a total of 900,000 shares of common stock with the same terms as the warrants issued to the investors. See Note 9 for a description of an amendment to the warrants that was executed in connection with a financing that was completed in April 2008.

Registration Rights Agreement

The Company and the investors entered into a registration rights agreement that required the Company to file with the SEC no later than June 1, 2007, a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion of the preferred stock and exercise of the warrants as of the date of filing of the registration statement. The registration rights agreement also required the registration statement to be declared effective by August 30, 2007 and requires the Company to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company does not fulfill the requirements of the registration rights agreement, the Company is required to pay to the investors liquidated damages equal to 1.5% per month of the aggregate purchase price of the preferred stock and warrants until the requirements have been met. See Note 9 for a description of an amendment to the registration rights in connection with a financing that was completed in April 2008.

Accounting Treatment

The terms of the Series B Preferred Stock contain provisions that allow the holders to elect to receive a liquidation payment in circumstances that are beyond the Company’s control. Therefore the shares have been recorded as redeemable preferred stock outside of permanent equity in the balance sheet. The shares were initially recorded at their estimated as-converted fair value of $19,050,000, net of cash issuance costs of $1,306,949. That value was further reduced by the intrinsic value of the beneficial conversion feature of $7,824,385. The Company has concluded that since it is not probable that an event will occur that would allow the holders to elect to receive a liquidation payment, the carrying value will not be adjusted until the time that such event becomes probable. The liquidation preference (redemption value) is $15,675,000 at March 31, 2008.

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

The Series C Preferred Stock has an annual dividend rate of 8% until October 1, 2008 and thereafter has an annual dividend rate of 20%. The dividend rate also increases to 20% upon certain events of default as defined in the Series C Certificate of Designations. The dividends are payable quarterly. Such dividends shall be paid only after all outstanding dividends on the Series B Preferred Stock (with respect to the current fiscal year and all prior fiscal years) shall have been paid to the holders of the Series B Preferred Stock. The conversion price is subject to adjustment for stock dividends, stock splits or similar capital reorganizations.

See Note 9 for a description of an adjustment to the conversion price of Series C Preferred Stock as a result of a financing that was completed in April 2008.

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of March 31, 2008. The sale of Series D Convertible Preferred Stock on April 11, 2008, as described in Note 9, resulted in adjustments to certain warrant exercise prices and amounts. See Note 9 for a summary of those adjustments.

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

(1) Concurrently with the closing of the Series B Financing, all shares of Series A Preferred Stock were exchanged for shares of Series C Preferred Stock.

On April 1, 2005, in connection with the issuance of $450,000 bridge notes payable, the Company issued warrants to purchase 720,000 shares of Novelos common stock at $0.625 per share that are exercisable through April 1, 2010.

No warrants have been exercised as of March 31, 2008.

3. COLLABORATION AGREEMENT

In December 2007 the Company entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Pursuant to the agreement, Lee’s Pharma obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in Hong Kong, Macau, China and Taiwan (the “territory”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. Accordingly, $8,333 of license revenue was recognized in the three months ended March 31, 2008.

The Company will receive royalty payments of 20-25% of net sales of NOV-002 in the territory and will receive royalty payments of 12%-15% of net sales of NOV-205 in the territory. Lee’s Pharma will also reimburse the Company for the manufacturing cost of pharmaceutical products provided to Lee’s Pharma in connection with the agreement. Lee’s Pharma has committed to spending certain minimum amounts on development in the first 4 years of the agreement. The agreement expires upon the expiration of the last patent covering any of the licensed products, or twelve years from the date of the first commercial sale in China, whichever is longer.

4. STOCK-BASED COMPENSATION

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three Months Ended March 31,
	2008	2007

Employee and director stock option grants:
Research and development	$28,330	$63,066
General and administrative	58,887	41,642
	87,217	104,708
Non-employee consultants stock option grants and restricted stock awards:
Research and development	70	17,858
General and administrative	402	39,980
	472	57,838

Total stock-based compensation	$87,689	$162,546

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three Months Ended March 31,
	2008	2007

Volatility	80%	80%
Weighted-average volatility	80%	80%
Risk-free interest rate	3.28%	4.66%
Expected life (years)	5	5
Dividend	0	0
Weighted-average exercise price	$0.60	$0.89
Weighted-average grant-date fair value	$0.40	$0.60

A summary of stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,847,651	$0.67
Options granted	335,000	$0.60
Options exercised	(100,000)	$0.01
Outstanding at March 31, 2008	5,082,651	$0.68	8.0	$933,496
Exercisable at March 31, 2008	3,135,978	$0.71	7.1	$906,526

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of March 31, 2008, there was approximately $653,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, 47%, 40% and 13% are expected to be recognized during 2008, 2009 and 2010, respectively. The Company expects 1,946,673 in unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2008 was $0.37 and $0.58, respectively.

5.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock. Since the Company has a net loss for all periods presented, the inclusion of common stock equivalents in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2008	2007

Stock options	5,082,651	3,612,651
Warrants	26,873,047	14,561,449
Conversion of preferred stock	18,264,000	2,417,774

6.   INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three months ended March 31, 2008 and 2007 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services used or rendered for future research and development activities be deferred and capitalized and subsequently recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years with no earlier application permitted. The adoption of EITF 07-3 had no effect on the Company’s reported financial position and results of operations in the quarter ended March 31, 2008.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 had no effect on the Company’s reported financial position and results of operations in the quarter ended March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application allowed. The adoption of SFAS 157 had no effect on the Company’s reported financial position and results of operations in the quarter ended March 31, 2008.

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

If a royalty is not being paid to ZAO BAM on net sales of oxidized glutathione products, then the Company is required to pay ZAO BAM 3% of all license revenues. If license revenues exceed the Company’s cumulative expenditures including, but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses, then the Company would be required to pay ZAO BAM an additional 9% of the amount by which license revenues exceed the Company’s cumulative expenditures. During the quarter ended March 31, 2008, the Company paid ZAO BAM $15,000 in connection with license payments received under the collaboration agreement described in Note 3.

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

9.   SUBSEQUENT EVENTS

Closing of Financing

Securities Purchase Agreement

On April 11, 2008, pursuant to a securities purchase agreement with accredited investors dated March 26, 2008, as amended on April 9, 2008 (the “Purchase Agreement”), the Company sold 113.5 shares of a newly created series of its preferred stock, designated “Series D Convertible Preferred Stock”, par value $0.00001 per share (the “Series D Preferred Stock”) and issued warrants to purchase 4,365,381 shares of its common stock for an aggregate purchase price of $5,675,000 (the “Series D Financing”). Pursuant to the Purchase Agreement, from and after the closing, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Entities”), will have the right to designate one member to the Company’s Board of Directors. This right shall last until such time as the Xmark Entities no longer hold at least one-third of the Series D Preferred Stock issued to them at closing. In addition, the Xmark Entities, Caduceus Master Fund Limited, Caduceus Capital II, L.P., Summer Street Life Sciences Hedge Fund Investors, LLC, UBS Eucalyptus Fund, LLC and PW Eucalyptus Fund, Ltd. (collectively, the “Lead Investors”) will have the right to designate one observer to attend all meetings of the Company’s Board of Directors, committees thereof and access to all information made available to members of the Board. This right shall last until such time as the Lead Investors no longer hold at least one-third of the Series D Preferred Stock issued to them at closing.

In connection with the closing of the Series D Financing, the holders of the Company’s Series B Preferred Stock, exchanged all 300 of their shares of Series B Preferred Stock for 300 shares of Series D Preferred Stock. Following the exchange, no shares of Series B Preferred Stock are outstanding. The rights and preferences of the Series D Preferred Stock are substantially the same as the Series B Preferred Stock. However, the conversion price of the Series D Preferred Stock is $0.65. In addition, the holders of Series B Preferred Stock waived liquidated damages that had accrued from September 7, 2007 through the closing date as a result of the Company’s failure to register for resale 100% of the shares of common stock underlying the Series B Preferred Stock and warrants. The Purchase Agreement provides that the dividends that accrued on the shares of Series B Preferred Stock from April 1, 2008 through the date of exchange shall be paid, out of legally available funds, on June 30, 2008.

Series D Preferred Stock

The shares of Series D Preferred Stock are convertible into shares of common stock any time after issuance at the option of the holder at $0.65 per share of common stock. If there is an effective registration statement covering the shares of common stock underlying the Series D Preferred Stock and the VWAP, as defined in the Series D Certificate of Designations, of the Company’s common stock exceeds $2.00 for 20 consecutive trading days, then the outstanding Series D Preferred Stock will automatically convert into common stock at the conversion price then in effect. The conversion price will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations.

The holders of Series D Preferred Stock are entitled to vote on all matters on which the holders of common stock are entitled to vote. The number of votes to which each holder of Series D Preferred Stock is entitled is equal to the number of shares of common stock that would be issued to such holder if the Series D Preferred Stock had been converted at the record date for the meeting of stockholders.

The Series D Preferred Stock has an annual dividend rate of 9%, payable semi-annually on June 30 and December 31. Such dividends may be paid in cash or in registered shares of the Company’s common stock at the Company’s option, subject to certain conditions.

The Series D Preferred Stock ranks senior to all other outstanding series of preferred stock and common stock as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. The Series D preferred stockholders will be entitled to receive first, $50,000 per share and all accrued and unpaid dividends. They are then entitled to participate with the holders of the common stock in the distribution of remaining assets on a pro rata basis. If, upon any winding up of the Company’s affairs, assets available to pay the holders of Series D Preferred Stock are not sufficient to permit the payment in full, then all assets will be distributed to the holders of Series D Preferred Stock on a pro rata basis. If the Company sells, leases or otherwise transfers substantially all of its assets, consummates a business combination in which it is not the surviving corporation or, if it is the surviving corporation, if the holders of a majority of the common stock immediately before the transaction do not hold a majority of common stock immediately after the transaction, in one or a series of events, change the majority of the members of the board of directors, or if any person or entity (other than the holders of Series D Preferred Stock) acquires more than 50% of the Company’s outstanding stock, then the holders of Series D Preferred Stock are entitled to receive the same liquidation preference as described above, except that after receiving $50,000 per preferred share and any accrued but unpaid dividends, they are not entitled to participate with the common stock in a distribution of the remaining assets.

For as long as any shares of Series D Preferred Stock remain outstanding, the Company is prohibited from (i) paying dividends to its common stockholders, (ii) amending its certificate of incorporation, (iii) issuing any equity security or any security convertible into or exercisable for any equity security at a price of $0.65 or less or with rights senior to the Series D Preferred Stock (except for certain exempted issuances), (iv) increasing the number of shares of Series D Preferred Stock or issuing any additional shares of Series D Preferred Stock, (v) selling or otherwise disposing of all or substantially all of its assets or intellectual property or entering into a merger or consolidation with another company unless the Company is the surviving corporation, the Series D Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series D Preferred Stock, (vi) redeeming or repurchasing any capital stock other than Series D Preferred Stock, (vii) incurring any new debt for borrowed money in excess of $500,000 and (viii) changing the number of directors. The Company is required to reserve, out of authorized shares of common stock, 100% of the number of shares of common stock into which Series D Preferred Stock is convertible.

Common Stock Purchase Warrants

The common stock purchase warrants issued to the investors are exercisable for an aggregate of 4,365,381 shares of the Company’s common stock at an exercise price of $0.65 and expire in April 2013. If after the six-month anniversary of the date of issuance of the warrants there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants, the holder may conduct a cashless exercise whereby the holder may elect to pay the exercise price by having the Company withhold, upon exercise, shares having a fair market value equal to the applicable aggregate exercise price. In the event of a cashless exercise, the Company would receive no proceeds from the sale of common stock in connection with such exercise.

The warrant exercise price and/or number of warrants is subject to adjustment only for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.

If there is an effective registration statement covering the shares underlying the warrants and the VWAP, as defined in the warrant, of the Company’s common stock exceeds $2.50 for 20 consecutive trading days, then on the 31st day following the end of such period any remaining warrants for which a notice of exercise was not delivered shall no longer be exercisable and shall be converted into a right to receive $.01 per share.

Registration Rights Agreement

The Company entered into a registration rights agreement with the investors that requires the Company to file with the Securities and Exchange Commission no later than 5 business days following the six-month anniversary of the closing of the Series D Financing, a registration statement covering the resale of (i) a number of shares of common stock equal to 100% of the shares issuable upon conversion of the Series D Preferred Stock (excluding 12,000,000 shares of common stock issuable upon conversion of the Series D Preferred Stock that were included on a prior registration statement), (ii) a number of shares of common stock equal to 100% of the shares issuable upon exercise of the warrants issued in the Series D Financing and (iii) 7,500,000 shares of common stock issuable upon exercise of warrants dated May 2, 2007 held by the investors. The Company is required to use its best efforts to have the registration statement declared effective and keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company fails to file the registration statement within the timeframe specified by the Registration Rights Agreement, the investors are entitled to receive liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the Series D Preferred Stock and warrants until the Company files the delinquent registration statement. The Company is allowed to suspend the use of the registration statement for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period.

Placement Agent Fee

Following the closing of the Series D Financing, the Company paid Rodman & Renshaw LLC a cash fee of $100,000.

Amendments to Prior Warrants and Registration Rights Agreement

At the closing, the Company entered into an amendment to the registration rights agreement dated May 2, 2007 with the holders of its Series B Preferred Stock to revise the definition of registrable securities under the agreement to only include the 12,000,000 shares of common stock that were included on a prior registration statement and to extend the registration obligations under the agreement by one year. On April 28, 2008, the amended registration statement covering the 12,000,000 shares of common stock required to be registered was declared effective. Accordingly, the Company has not accrued any liquidated damages at March 31, 2008 in connection with its registration obligation under the agreement. If the Company is unable to maintain the effectiveness of that registration statement through April 11, 2010, the Company may become liable for liquidated damages in future periods.

In addition, in connection with the closing, the warrants to purchase common stock issued in connection with the sale of Series B Preferred Stock were amended to conform the terms of those warrants to the terms of the warrants issued in the Series D Financing.

Anti-Dilution Adjustments

The sale of the Series D Preferred Stock resulted in a reduction to the conversion price of the Series C Preferred Stock to $0.65 so that the outstanding shares of Series C Preferred Stock became convertible into 5,021,538 shares of common stock.

In addition, the sale of Series D Preferred Stock resulted in adjustments to the amount and/or exercise price of certain warrants, pursuant to the terms of the agreements or amendments to the agreements in the case of the warrants held by the Series B preferred stockholders. The following table summarizes the anti-dilution adjustments to warrants that were outstanding prior to the financing:

	Prior to Series D Financing		Following Series D Financing
Offering	Number Outstanding	Exercise Price	Number Outstanding	Exercise Price

2005 PIPE	5,180,000	$1.00	7,969,181	$0.65
Series A Preferred	969,696	$1.00	969,696	$0.65
2006 PIPE	10,270,018	$2.20	10,955,467	$2.08
Series B Preferred	8,400,000	$1.25	8,400,000	$0.65

Payment of Dividends

Following the closing of the Series D financing, dividends that had accrued through March 31, 2008 on outstanding shares of Series B and Series C Preferred Stock totaling $740,280 were paid in cash.

Accounting Treatment

The Company is currently evaluating the accounting treatment for the Series D financing. However, it is anticipated that the Series D preferred stock will be classified outside of permanent equity.

Appointment of New Vice President of Regulatory Affairs, Quality and Compliance

On May 13, 2008 the board of directors of the Company appointed Elias B. Nyberg, DVM, BVSc, MACVS, MRCVS, MBA to the position of Vice President of Regulatory Affairs, Quality and Compliance. Dr. Nyberg, 53, commenced employment with the Company on April 1, 2008. Prior to his employment with Novelos, since September 2006, Dr. Nyberg was a regulatory advisor to several companies including Labopharm and Novartis Phramaceuticals, Inc. From February 2004 to September 2006 he was the Vice President Regulatory Affairs for CombinatoRx. From April 2001 to January 2004 he served as the Senior Director International Regulatory Affairs for Biogen. Dr. Nyberg has also held senior regulatory positions with INC Research/PRA International Inc., Astra Arcus AB, Pfizer Pharmaceuticals and Ciba-Geigy. Prior to his tenure in the biotechnology industry, Dr. Nyberg practiced as a veterinarian for 12 years, specializing in exotic animals. On April 1, 2008, Dr. Nyberg received a fully vested option to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.58 per share, which represents the closing price of the Company’s common stock on April 1, 2008 as reported on the Over the Counter Bulletin Board.

Dr. Nyberg replaced M. Taylor Burtis who resigned on May 13, 2008. The Company entered into a separation agreement with Ms. Burtis providing, among other things, the vesting of all 166,667 unvested options, the extension of time to exercise all 350,000 unexercised options until December 31, 2009, continuation of her salary through May 31, 2008 and reimbursement for the cost of health insurance for up to six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

We are a biopharmaceutical company, established in 1996, commercializing oxidized glutathione-based compounds for the treatment of cancer and hepatitis.

NOV-002, our lead compound currently in Phase 3 development for non-small cell lung cancer (NSCLC), acts as a chemoprotectant and a chemopotentiator. In May 2006, we finalized a Special Protocol Assessment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced NSCLC in combination with first-line chemotherapy, and received Fast Track designation in August 2006. The primary endpoint of this trial is improvement in median overall survival. Patient enrollment commenced in November 2006 and targeted enrollment was reached on March 13, 2008. NOV-002 is also in Phase 2 development for chemotherapy-resistant ovarian cancer and early-stage breast cancer.

NOV-205, our second compound, acts as a hepatoprotective agent with immunomodulating and anti-inflammatory properties. Our Investigational New Drug Application for NOV-205 as monotherapy for chronic hepatitis C has been accepted by the FDA. A U.S. Phase 1b clinical trial in patients who previously failed treatment with pegylated interferon plus ribavirin was completed in December 2007. Based on favorable safety results of that trial, we plan to initiate a longer duration proof-of-concept trial in the fourth quarter of 2008.

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

Plan of Operation

Our plan of operation for the next twelve months is to continue the clinical development of our two product candidates. We expect our principal expenditures during those 12 months to largely consist of the costs associated with clinical trials. We will continue to maintain a low number of permanent employees and utilize senior advisors, consultants, contract research and manufacturing organizations and third parties to perform certain aspects of product development, including clinical and non-clinical development, manufacturing and, in some cases, regulatory and quality assurance functions. Based on our current and anticipated spending, we anticipate that we will be able to fund these activities with existing working capital into late 2008 (including use of the proceeds from our sale of Series D Preferred Stock). We plan to seek additional capital during 2008. We also plan to evaluate out-license opportunities for NOV-002 in Europe and/or Japan and use resources from these potential arrangements to offset, in part, the expense of our development. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or terminate one or more of our research or development programs or take other steps that could significantly impact the execution of our strategy.

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

During 2005, 2006 and 2007 we completed various private placements of securities. In May through August of 2005 we sold an aggregate of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for net cash proceeds of $3,715,000 and the conversion of $550,000 of convertible debt and accrued interest. In September and October 2005, we sold in a private placement 3,200 shares of Series A preferred stock and warrants to purchase 969,696 shares of common stock for aggregate net proceeds of $2,864,000. On March 7, 2006, we sold 11,154,073 shares of our common stock and warrants to purchase 8,365,542 shares of our common stock for net proceeds of $13,847,000. On May 2, 2007, we sold 300 shares of our Series B preferred stock and warrants to purchase 7,500,000 shares of our common stock for net proceeds of $13,693,000. In connection with that financing, the holders of the existing Series A preferred stock exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock, which are convertible into 3,264,000 shares of common stock. On April 11, 2008, we sold 113.5 shares of our Series D preferred stock and warrants to purchase 4,365,381 shares of common stock for estimated net proceeds of $5,475,000 (net of issuance costs). The shares of Series D preferred stock sold in the financing are convertible into 8,730,755 shares of common stock. In connection with that financing, the holders of the existing Series B preferred stock exchanged their 300 shares of Series B preferred stock for 300 shares of Series D preferred stock, which are convertible into 23,076,900 shares of common stock.

Results of Operations

Revenue. Revenue consists of amortization of up-front license fees received in connection with partner agreements.

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

Three Months Ended March 31, 2008 and 2007

Revenue. During the three months ended March 31, 2008 we recognized $8,000 in license fees in connection with our collaboration with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. No such agreement existed during the first quarter of 2007.

Research and Development. Research and development expense for the three months ended March 31, 2008 was $6,912,000 compared to $1,909,000 for the three months ended March 31, 2007. The $5,003,000, or 262%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer. The increase includes $1,710,000 in additional contract research and consulting services, an increase of $1,227,000 in clinical investigator expenses, an increase of $288,000 in drug manufacturing and distribution costs (including storing and shipping chemotherapy drug) and an increase of $107,000 related to salaries and overhead costs such as travel and related expenses. We also purchased $1,723,000 of chemotherapy drugs during the first quarter of 2008 to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. The increases discussed above were offset by a decrease of $52,000 in stock-based compensation expense during the first quarter of 2008 as compared to the same period in 2007.

General and Administrative. General and administrative expense for the three months ended March 31, 2008 was $263,000 compared to $608,000 for the three months ended March 31, 2007. The $345,000, or 57%, decrease in general and administrative expense was due principally to three factors. First, we reduced our accrual for potential liquidated damages associated with the registration rights agreements by $404,000. Liquidated damages had accrued resulting from our registration of less than 100% of the securities required by the registration rights agreements with investors in our Series B Preferred Stock financing. Those damages were waived in connection with the sale of Series D Preferred Stock described in Note 9. The registration obligations associated with 2005 and 2006 financings have expired. Stock-based compensation decreased $22,000 in the quarter ended March 31, 2008 compared to the same period of the prior year. These decreases were partially offset by a $81,000 increase in salary, directors fees and overhead costs.

Interest Income. Interest income for the three months ended March 31, 2008 was $63,000 compared to $134,000 for the same period in 2007. This decrease is a result of a lower cash balance as well as a decline in prevailing interest rates.

Preferred Stock Dividends. During the quarter ended March 31, 2008, $403,000 in dividends were accrued. These dividends to Series C and D preferred stockholders were paid in April following the closing of the sale of Series D Preferred Stock. In the quarter ended March 31, 2007 we paid cash dividends to Series A preferred stockholders of $65,000. The increase in 2008 relates to dividends on the Series B Preferred Stock, which was not outstanding during the first quarter of 2007.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of securities and the issuance of debt (which was subsequently paid off or converted into equity). As of March 31, 2008, we had $6,501,000 in cash and equivalents.

During the quarter ended March 31, 2008, cash of approximately $4,357,000 was used in operations, primarily due to a net loss of $7,101,000. The cash impact of the loss was offset by non-cash stock-based compensation expense of $88,000, depreciation and amortization of $3,000, a decrease in prepaid expenses of $34,000, a net increase in accounts payable, accrued liabilities and accrued compensation of $2,128,000 and an increase in deferred revenue of $492,000. The significant increase in accounts payable and accrued liabilities is principally a result of greater than expected delays in invoicing from clinical research organizations. During the quarter ended March 31, 2008, cash of approximately $1,115,000 was provided by investing activities resulting from the release of restrictions on $1,185,000 of cash that had been previously restricted, offset by payments of $12,000 to purchase fixed assets and $57,000 for financing costs.

During the quarter ended March 31, 2008, we received proceeds of $1,000 from the exercise of stock options.

On April 11, 2008, pursuant to a securities purchase agreement signed March 26, 2008, as amended April 9, 2008, we sold 113.5 shares of a newly created series of our preferred stock, designated “Series D Convertible Preferred Stock”, par value $0.00001 per share (the “Series D Preferred Stock”) and issued warrants to purchase 4,365,381 shares of our common stock for an aggregate purchase price of $5,675,000 (the “Series D Financing”).

Based on our current and anticipated spending, we believe that our available cash and equivalents, including the net proceeds from the Series D financing, will fund our operations into late 2008. We will need to raise additional capital in order to complete the pivotal Phase 3 clinical trial for NOV-002 in NSCLC and other research and development activities. We plan to seek additional funding through collaborative arrangements and public or private financings. Our ability to continue to execute our operating plan is dependent on our ability to obtain such funding. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first fiscal quarter of 2008 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The report from our independent registered public accounting firm included in our annual report on Form 10-KSB indicates that there is substantial doubt about whether we will be able to continue as a going concern for a period of one year from the date of their report.

The report from our independent registered public accounting firm included with our annual report on Form 10-KSB indicates that factors exist that raise substantial doubt about our ability to continue as a going concern through March 2009. We have estimated that the cash on hand at March 31, 2008 plus the proceeds from the sale of Series D Preferred Stock will fund our obligations into late 2008. Our ability to continue as a going concern is dependent on our ability to obtain capital (through the sale of equity and debt securities and through collaborative arrangements with partners) to fund our development activities. If we are unable to obtain additional capital through these sources, we may have to seek other sources of capital or reevaluate our operating plans, including slowing or stopping the Phase 3 clinical development of our lead drug candidate, NOV-002.

We may have difficulty raising needed capital because of our limited operating history and our business risks.

We currently generate insignificant revenue from our proposed products or otherwise. We do not know when this will change. We have expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of our drug compounds. We will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funding is not available to us, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or product launches or marketing efforts, which may materially harm our business, financial condition and results of operations.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our development efforts with regard to our drug compounds. Currently, we believe that we have available cash sufficient to meet our working capital requirements into late 2008, assuming our expense levels do not exceed our current plan. If we do not generate revenues or raise additional capital, we will not be able to sustain our operations at existing levels beyond that date or earlier if expense levels increase.

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

We presently plan to rely on third-party contractors to manufacture our products. This may expose us to the risks of not being able to directly oversee the production and quality of the manufacturing process. Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes or other unforeseeable acts that may delay production.

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

We may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to adequately market our products
•	fail to satisfy financial or contractual obligations to us;
•	offer, design, manufacture or promote competing products ; or
•	cease operations with little or no notice.

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

We have initiated a portion of our clinical trial activities in both Western and Eastern Europe. We anticipate that approximately 40% of the remaining Phase 3 clinical trial budget of approximately $12 million will be incurred in Euros. Significant depreciation in the value of the U.S. Dollar against principally the Euro could adversely affect our ability to complete the trials, particularly if we are unable to redirect funding or raise additional funds. Since the timing and amount of foreign-denominated payments are uncertain and dependent on a number of factors, it is difficult to cost-effectively hedge the potential exposure. Therefore, to date, we have not entered into any foreign currency hedges to mitigate the potential exposure.

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

We are an early-stage enterprise that operates with limited day-to-day business management, serves as a vehicle to hold certain technology for possible future exploration, and has been and will continue to be engaged in the development of new drugs and therapeutic technologies. As a result, our resources are limited and we may experience management, operational or technical challenges inherent in such activities and novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects from our technology. Our competitors may develop drugs and drug delivery technologies that are more effective than our intended products and, therefore, present a serious competitive threat to us.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations. Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (HMOs). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially harm our ability to operate profitably.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and internal controls, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we seek and are approved for listing on a registered national securities exchange, the stock exchange rules will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. Beginning with the annual report for the fiscal year ending December 31, 2007 we were required to include a report of our management on internal control over financial reporting. In our annual report for the fiscal year ending December 31, 2009 we will be required to include an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Our executive officers, directors and principal stockholders have substantial holdings, which could delay or prevent a change in corporate control favored by our other stockholders.

Our directors, officers and holders of our Series D preferred stock beneficially own, in the aggregate, approximately 51% of our outstanding voting shares. The interests of our current officers, directors and Series D investors may differ from the interests of other stockholders. Further, our current officers, directors and Series D investors may have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

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

We are prohibited from taking certain actions and entering into certain transactions as a result of the issuance of our Series D preferred stock.

For as long as any shares of Series D Preferred Stock remain outstanding we are prohibited from taking certain actions or entering into certain transactions without the prior consent of the holders of outstanding shares of Series D preferred stock. We are prohibited from paying dividends to common stockholders, amending our certificate of incorporation, issuing any equity security or any security convertible into or exercisable for any equity security at a price of $0.65 or less or with rights senior to the Series D Preferred Stock (except for certain exempted issuances), increasing the number of shares of Series D Preferred Stock or issuing any additional shares of Series D Preferred Stock other than the 420 shares designated in the Series D Certificate of Designations, or changing the number of our directors. We are also prohibited from entering into certain transactions such as selling or otherwise disposing of all or substantially all of our assets or intellectual property or entering into a merger or consolidation with another company unless we are the surviving corporation, the Series D Preferred Stock remains outstanding and there are no changes to the rights and preferences of the Series D Preferred Stock, redeeming or repurchasing any capital stock other than Series D Preferred Stock, or incurring any new debt for borrowed money in excess of $500,000.

If the board of directors determines that any of these actions are in the best interest of the Company or our shareholders, we may be unable to complete them if we do not get the approval of the holders of the outstanding shares of Series D preferred stock.

We were unable to pay dividends to our preferred stockholders on March 31, 2008 and may be unable to pay dividends to preferred stockholders when due in future periods.

As a result of continuing losses during the year ended December 31, 2007 and the quarter ended March 31, 2008, as of March 31, 2008, we did not have legally available funds for the payment of dividends under Delaware corporate law. Accordingly, we were unable to pay dividends that were due to our Series B and Series C preferred stockholders as of that date. The dividends were paid following the closing of our Series D financing, at which time we had funds legally available for the payment of such dividends. Our ability to pay dividends on stated future dividend payment dates will be dependent on a number of factors including the timing of future financings and the amount of net losses in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2008, we issued 100,000 shares of our common stock to Howard Schneider, one of our directors, upon the exercise of his stock option at a price of $0.01 per share for total consideration of $1,000, pursuant to an option granted in February 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2

3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4

		Filed	Incorporated by Reference
Exhibit No.	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5

3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6

3.7	Certificate of Designations of Series D convertible preferred stock		8-K	April 14, 2008	4.1

3.8	Certificate of Elimination Series A 8% Cumulative Convertible Preferred Stock of Novelos Therapeutics, Inc.		8-K	April 14, 2008	4.2

3.9	By-Laws		8-K	June 17, 2005	2

10.1	Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	10.1

10.2	Amendment to Securities Purchase Agreement dated April 9, 2008		8-K	April 14, 2008	10.2

10.3	Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.3

10.4	Form of Common Stock Purchase Warrant dated April 11, 2008 issued pursuant to the Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	4.3

10.5	Warrant Amendment Agreement dated April 11, 2008		8-K	April 14, 2008	10.5

10.6	Amendment to Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.4

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: May 14, 2008	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2

3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4

3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5

3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6

3.7	Certificate of Designations of Series D convertible preferred stock		8-K	April 14, 2008	4.1

3.8	Certificate of Elimination of Series A 8% Cumulative Convertible Preferred Stock of Novelos Therapeutics, Inc.		8-K	April 14, 2008	4.2

3.9	By-Laws		8-K	June 17, 2005	2

10.1	Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	10.1

10.2	Amendment to Securities Purchase Agreement dated April 9, 2008		8-K	April 14, 2008	10.2

10.3	Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.3

10.4	Form of Common Stock Purchase Warrant dated April 11, 2008 issued pursuant to the Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	4.3

10.5	Warrant Amendment Agreement dated April 11, 2008		8-K	April 14, 2008	10.5

10.6	Amendment to Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.4

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		Filed	Incorporated by Reference
Exhibit No.	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X