Form 10-Q
period 2008-06-30
NOVELOS THERAPEUTICS, INC.
filed 2008-08-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,360,272 shares of common stock, $.00001 par value per share, as of August 1, 2008.

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

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,524,114	$9,741,518
Restricted cash	—	1,184,702
Prepaid expenses and other current assets	175,528	133,281
Total current assets	5,699,642	11,059,501
FIXED ASSETS, NET	38,840	32,809
DEPOSITS	15,350	15,350
TOTAL ASSETS	$5,753,832	$11,107,660
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,505,038	$6,372,478
Accrued compensation	169,498	349,412
Accrued dividends	530,468	337,500
Deferred revenue – current	33,833	—
Total current liabilities	8,238,837	7,059,390
DEFERRED REVENUE – NONCURRENT	450,000	—
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series D convertible preferred stock, $0.00001 par value; 420 shares designated; 413.5 shares issued and outstanding at June 30, 2008 (liquidation preference $21,140,188 at June 30, 2008) (Note 2)	13,904,100	—
Series B convertible preferred stock, $0.00001 par value; 400 shares designated; 300 shares issued and outstanding at December 31, 2007 (Note 2)	—	9,918,666
	13,904,100	9,918,666
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.00001 par value; 7,000 shares authorized: Series C 8% cumulative convertible preferred stock; 272 shares issued and outstanding at June 30, 2008 and December 31, 2007 (liquidation preference $3,329,280 at June 30, 2008) (Note 2)	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 39,360,272 shares issued and outstanding at June 30, 2008; 39,260,272 shares issued and outstanding at December 31, 2007	393	392
Additional paid-in capital	38,179,983	37,370,959
Accumulated deficit	(55,019,481)	(43,241,747)
Total stockholders’ deficiency	(16,839,105)	(5,870,396)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$5,753,832	$11,107,660

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$45,676	$—	$54,009	$—

COSTS AND EXPENSES:
Research and development	4,045,757	3,800,324	10,957,683	5,709,730
General and administrative	716,698	636,250	979,772	1,243,972
Total costs and expenses	4,762,455	4,436,574	11,937,455	6,953,702

LOSS FROM OPERATIONS	(4,716,779)	(4,436,574)	(11,883,446)	(6,953,702)

OTHER INCOME:
Interest income	37,891	213,427	101,212	347,385
Miscellaneous	2,250	1,500	4,500	3,000
Total other income	40,141	214,927	105,712	350,385
NET LOSS	(4,676,638)	(4,221,647)	(11,777,734)	(6,603,317)
PREFERRED STOCK DIVIDENDS	(530,468)	(290,280)	(933,248)	(355,560)
PREFERRED STOCK DEEMED DIVIDENDS	(4,417,315)	(9,003,083)	(4,417,315)	(9,003,083)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,624,421)	$(13,515,010)	$(17,128,297)	$(15,961,960)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.24)	$(0.34)	$(0.44)	$(0.41)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	39,360,272	39,235,272	39,351,432	39,235,272

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,777,734)	$(6,603,317)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,748	6,424
Loss on disposal of fixed assets	6,472
Stock-based compensation	257,035	323,384
Changes in:
Prepaid expenses and other current assets	(42,247)	91,685
Accounts payable and accrued liabilities	1,132,560	1,477,658
Accrued compensation	(179,914)	(99,593)
Deferred revenue	483,833	—
Cash used in operating activities	(10,112,247)	(4,803,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,251)	(15,214)
Change in restricted cash	1,184,702	649,928
Deposits	—	(4,475)
Cash provided by investing activities	1,164,451	630,239
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock and warrants, net	—	13,693,051
Proceeds from issuance of Series D convertible preferred stock and warrants, net	5,469,672	—
Dividends paid to preferred stockholders	(740,280)	(130,560)
Payment to preferred stockholders in connection with exchange of shares (1)	—	(40,000)
Proceeds from exercise of stock option	1,000	—
Cash provided by financing activities	4,730,392	13,522,491
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(4,217,404)	9,348,971
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,741,518	9,938,428
CASH AND EQUIVALENTS AT END OF PERIOD	$5,524,114	$19,287,399
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividends on preferred stock	$4,417,315	$8,963,083
Dividends accrued but not paid to preferred stockholders	$530,468	$225,000
Issuance of warrants to Series D preferred stockholders	$1,302,592	$—
Issuance of warrants to Series B preferred stockholders	$—	$3,774,385
Exchange of Series B for Series D preferred stock	$9,918,666	$—
Issuance of warrants to Series C preferred stockholders	$—	$1,138,698
Issuance of warrants to placement agents	$—	$768,621

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

2.   STOCKHOLDERS’ EQUITY (DEFICIENCY)

2005 PIPE - From May 27, 2005 through August 9, 2005, the Company completed a private offering of securities structured as a “PIPE” (Private Investment in Public Equity), exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 4,000,000 shares of common stock and issued 2,000,000 common stock warrants (initially exercisable at $2.25 per share) for net cash proceeds of approximately $3,715,000 (net of cash issuance costs of approximately $735,000) and conversion of debt and accrued interest of $550,000. In connection with the private placement, the Company also issued 125,000 shares of common stock to placement agents with a value of approximately $156,000 and issued 340,000 common stock warrants to placement agents and finders at an initial exercise price of $2.00 per share. Pursuant to anti-dilution provisions, the number of warrants issued to investors, placement agents and finders as well as the exercise price of the warrants have changed. As of June 30, 2008 the warrants are exercisable for 7,969,171 shares of common stock at an exercise price of $0.65 per share.

Series A Preferred - On September 30, 2005 and October 3, 2005, the Company sold, in a private placement, a total of 3,200 shares of its Series A 8% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 969,696 common stock warrants for net proceeds of $2,864,000, net of issuance costs of $336,000. See “Series C Preferred” below for a description of the exchange of Series A Preferred Stock that occurred in May 2007. The warrants issued in connection with the sale of Series A Preferred Stock had anti-dilution provisions that provided for adjustments to the exercise price upon the occurrence of certain events. Pursuant to these anti-dilution provisions the exercise price of the warrants was subsequently adjusted and as of June 30, 2008, the warrants are exercisable at $0.65 per share.

2006 PIPE - On March 7, 2006, the Company completed a private offering of securities, exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 11,154,073 shares of common stock at $1.35 per share and warrants to purchase 8,365,542 shares of its common stock exercisable at $2.50 per share for net cash proceeds of approximately $13,847,000 (net of issuance costs of approximately $1,211,000, including placement agent fees of approximately $1,054,000). In connection with the private placement, the Company issued 669,244 common stock warrants (exercisable at $2.50 per share) to the placement agents. The fair value of the warrants issued to investors and placement agents was included as a component of permanent equity upon issuance. Pursuant to anti-dilution provisions, as a result of subsequent financings, the number of shares of common stock issuable upon exercise of the warrants issued to investors and placement agents was subsequently increased to 10,955,467 and the exercise price was reduced to $2.06 per share.

Series B Preferred - On May 2, 2007, pursuant to a securities purchase agreement with accredited investors dated April 12, 2007 (the “Purchase Agreement”), as amended May 2, 2007, the Company sold 300 shares of a newly created series of preferred stock, designated “Series B Convertible Preferred Stock”, with a stated value of $50,000 per share (the “Series B Preferred Stock”) and issued warrants to purchase 7,500,000 shares of common stock for an aggregate purchase price of $15,000,000. The Series B Preferred Stock was initially convertible into 15,000,000 shares of common stock at $1.00 per share. See “Series D Preferred” below for a description of the exchange of Series B Preferred Stock that occurred in April 2008.

The common stock purchase warrants issued to investors were exercisable for an aggregate of 7,500,000 shares of the Company’s common stock at an initial exercise price of $1.25 per share and had an initial expiration date of May 2012. The warrant exercise price and/or number of warrants is subject to adjustment only for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event. If there is an effective registration statement covering the shares underlying the warrants and the volume weighted average price (“VWAP”), as defined in the warrant, of the Company’s common stock exceeds $2.50 for 20 consecutive trading days, then on the 31st day following the end of such period any remaining warrants for which a notice of exercise was not delivered shall no longer be exercisable and shall be converted into a right to receive $.01 per share. See “Series D Preferred” below for a description of an amendment to these warrants that was executed in April 2008.

Upon the closing of the preferred stock and warrant financing the Company issued to placement agents warrants to purchase a total of 900,000 shares of common stock with the same terms as the warrants issued to the investors.

The Company and the investors entered into a registration rights agreement in connection with the closing of the sale of the Series B Preferred Stock. The registration rights agreement was subsequently amended on April 11, 2008. The agreement, as amended, requires the Company to use its best efforts to keep a registration statement covering 12,000,000 shares of common stock continuously effective under the Securities Act until the earlier of the date when all securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company does not fulfill the requirements of the registration rights agreement, the Company is required to pay to the investors liquidated damages equal to 1.5% per month of the aggregate purchase price of the preferred stock and warrants until the requirements have been met. The 12,000,000 shares of common stock are included on a registration statement that became effective on April 28, 2008.

Series C Preferred - As a condition to closing of the sale of Series B Preferred Stock described above, the Company entered into an agreement to exchange and consent with the holders of the Series A Preferred Stock. Pursuant to that agreement, the holders of the Series A Preferred Stock exchanged their 3,264 shares of Series A Preferred Stock for 272 shares of a new Series C convertible preferred stock (“Series C Preferred Stock”), which were subordinated to the Series B Preferred Stock as set forth in the Series C Certificate of Designations. The Series C Preferred Stock is initially convertible at $1.00 per share into 3,264,000 shares of common stock. As part of the exchange, the Company issued to the holders of the Series A Preferred Stock warrants to purchase 1,333,333 shares of common stock expiring on May 2, 2012 at a price of $1.25 per share; paid them a cash allowance to defray expenses totaling $40,000; and paid them an amount equal to unpaid dividends accumulated through the date of the exchange.

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

In connection with the sale of Series D Preferred Stock described below, the conversion price of the Series C Preferred Stock was reduced to $0.65.

Series D Preferred - On April 11, 2008, pursuant to a securities purchase agreement with accredited investors dated March 26, 2008, as amended on April 9, 2008 (the “Purchase Agreement”), the Company sold 113.5 shares of a newly created series of its preferred stock, designated “Series D Convertible Preferred Stock”, par value $0.00001 per share (the “Series D Preferred Stock”) and issued warrants to purchase 4,365,381 shares of its common stock for an aggregate purchase price of $5,675,000 (the “Series D Financing”).

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

The Series D Preferred Stock ranks senior to all other outstanding series of preferred stock and common stock as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. The Series D preferred stockholders will be entitled to receive first, $50,000 per share and all accrued and unpaid dividends. Subject to any distributions that are required for any other series of preferred stock, the Series D preferred stockholders are then entitled to participate with the holders of the common stock in the distribution of remaining assets on a pro rata basis. If, upon any winding up of the Company’s affairs, assets available to pay the holders of Series D Preferred Stock are not sufficient to permit the payment in full, then all assets will be distributed to the holders of Series D Preferred Stock on a pro rata basis. If the Company sells, leases or otherwise transfers substantially all of its assets, consummates a business combination in which it is not the surviving corporation or, if it is the surviving corporation, if the holders of a majority of the common stock immediately before the transaction do not hold a majority of common stock immediately after the transaction, in one or a series of events, change the majority of the members of the board of directors, or if any person or entity (other than the holders of Series D Preferred Stock) acquires more than 50% of the Company’s outstanding stock, then the holders of Series D Preferred Stock are entitled to receive the same liquidation preference as described above, except that after receiving $50,000 per preferred share and any accrued but unpaid dividends, they are not entitled to participate with the holders of any other series of preferred or common stock in a distribution of the remaining assets.

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

Exchange of Series B Preferred Stock for Series D Preferred Stock

In connection with the closing of the Series D Financing, the holders of the Company’s Series B Preferred Stock, exchanged all 300 of their shares of Series B Preferred Stock for 300 shares of Series D Preferred Stock. Following the exchange, no shares of Series B Preferred Stock are outstanding. The rights and preferences of the Series D Preferred Stock are substantially the same as the Series B Preferred Stock. However, the conversion price of the Series D Preferred Stock is $0.65. In addition, the holders of Series B Preferred Stock waived liquidated damages that had accrued from September 7, 2007 through the closing date as a result of the Company’s failure to register for resale 100% of the shares of common stock underlying the Series B Preferred Stock and warrants. As a result, in the six months ended June 30, 2008, the Company recorded a reduction of general and administrative expenses of $395,000 relating to the reversal of estimated liquidated damages that had been accrued through the date of the closing. The Purchase Agreement provided that the dividends that accrued on the shares of Series B Preferred Stock from April 1, 2008 through the date of exchange be paid, out of legally available funds, on June 30, 2008. As of June 30, the Company did not have legally available funds for the payment of dividends under Delaware corporate law and therefore has yet been unable to pay any dividends accrued in respect of the preferred stock.

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

Placement Agent Fee and Other Costs

Following the closing of the Series D Financing, the Company paid Rodman & Renshaw LLC a cash fee of $100,000 and paid other closing costs of approximately $105,000.

Amendments to Prior Warrants and Registration Rights Agreement

At the closing, the Company entered into an amendment to the registration rights agreement dated May 2, 2007 with the holders of its Series B Preferred Stock to revise the definition of registrable securities under the agreement to include only the 12,000,000 shares of common stock that were included on a prior registration statement and to extend the registration obligations under the agreement by one year. On April 28, 2008, the amended registration statement covering the 12,000,000 shares of common stock required to be registered was declared effective. Accordingly, the Company has not accrued any liquidated damages at June 30, 2008 in connection with its registration obligation under the agreement. If the Company is unable to maintain the effectiveness of that registration statement through April 11, 2010, the Company may become liable for liquidated damages in future periods.

In addition, in connection with the closing, the warrants to purchase common stock issued in connection with the sale of Series B Preferred Stock were amended to conform the terms of those warrants to the terms of the warrants issued in the Series D Financing.

Accounting Treatment of Series B and Series D Preferred Stock

The terms of the Series B Preferred Stock contained provisions that allow the holders to elect to receive a liquidation payment in circumstances that are beyond the Company’s control. Therefore the shares have been recorded as redeemable preferred stock outside of permanent equity in the balance sheet. The shares were initially recorded at their estimated as-converted fair value of $19,050,000, net of cash issuance costs of $1,306,949. That value was further reduced by the intrinsic value of the beneficial conversion feature of $7,824,385. As a result of the effective adjustment to the conversion price of preferred stock and the adjustment to the exercise price of warrants that occurred in connection with the exchange of all outstanding shares of Series B Preferred Stock for shares of Series D Preferred Stock, in the quarter ended June 30, 2008, a deemed dividend of $4,598,961 was recorded. This amount represents the incremental fair value on the date of the exchange resulting from the adjustment to the conversion price of the Series B Preferred Stock from $1.00 to $0.65 ($3,876,912) and the exercise price of the warrants from $1.25 to $0.65 ($722,049). These amounts were recorded as both debits and credits to temporary and permanent equity, respectively, in the quarter ended June 30, 2008. The incremental fair value of the adjustment to the conversion price of the Series B Preferred Stock was determined based on the market value of the additional 8,076,900 shares of common stock that became issuable following the exchange. The incremental fair value of the modification to the warrants was determined by the difference between the fair value of the warrants immediately before and after modification using the Black-Scholes option pricing model.

Since the terms of the Series D Preferred Stock also contain provisions that may require redemption in circumstances that are beyond the Company’s control, the shares have been recorded as redeemable preferred stock outside of permanent equity in the balance sheet as of June 30, 2008. The gross proceeds of $5,675,000 received in conjunction with the Series D Financing were allocated on a relative fair value basis between the Series D Preferred Stock and the warrants. The relative fair value of the warrants issued to investors of $1,302,592 was recorded as additional paid-in-capital while the relative fair value of the Series D Preferred Stock of $4,372,408 was recorded as temporary equity. The carrying value of the Series D Preferred Stock was immediately adjusted to its fair value of $4,190,762 based on the fair value of the as-converted common stock. The difference of $181,646 was recorded as a reduction to the deemed dividend described above. Issuance costs related to the Series D Financing of $205,328 were netted against temporary equity. The total carrying value of temporary equity at June 30, 2008 of $13,904,100 consists of the $9,918,666 carrying value of the Series B Preferred Stock on the date of exchange plus the $3,985,434 carrying value of the Series D Preferred Stock issued in the Series D Financing during the three months ended June 30, 2008.

Since the Company has concluded it is not probable that an event will occur which would allow the holders of Series D Preferred Stock to elect to receive a liquidation payment, the carrying value will not be adjusted until the time that such event becomes probable. The liquidation preference (redemption value) is $21,140,188 at June 30, 2008.

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of June 30, 2008.

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE:
Investors	6,923,028	$0.65	August 11, 2008
Placement agents and finders	1,046,143	$0.65	August 9, 2010
Series A Preferred (1):
Investors – September 30, 2005 closing	909,090	$0.65	September 30, 2010
Investors – October 3, 2005 closing	60,606	$0.65	October 3, 2010
2006 PIPE – Investors and placement agents	10,955,467	$2.06	March 7, 2011
Series B Preferred:
Investors	7,500,000	$0.65	April 11, 2013
Placement agents	900,000	$1.25	May 2, 2012
Series C Exchange	1,333,333	$1.25	May 2, 2012
Series D Preferred	4,365,381	$0.65	April 11, 2013

Total	34,713,048

(1) Concurrently with the Series B Financing, all shares of Series A Preferred Stock were exchanged for shares of Series C Preferred Stock.

No warrants have been exercised as of June 30, 2008. On August 11, 2008, warrants to purchase 6,923,028 shares of common stock expired unexercised.

3. COLLABORATION AGREEMENT

In December 2007 the Company entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Pursuant to the agreement, Lee’s Pharma obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in Hong Kong, Macau, China and Taiwan (the “territory”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. Accordingly, $16,667 of license revenue was recognized in the six months ended June 30, 2008.

The Company will receive royalty payments of 20-25% of net sales of NOV-002 in the territory and will receive royalty payments of 12-15% of net sales of NOV-205 in the territory. Lee’s Pharma will also reimburse the Company for the manufacturing cost of pharmaceutical products provided to Lee’s Pharma in connection with the agreement. Lee’s Pharma has committed to spend certain minimum amounts on development in the first four years of the agreement. The agreement expires upon the expiration of the last patent covering any of the licensed products, or twelve years from the date of the first commercial sale in China, whichever occurs later.

4. STOCK-BASED COMPENSATION

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Employee and director stock option grants:
Research and development	$85,954	$63,313	$114,284	$126,379
General and administrative	57,665	41,819	116,552	83,461
	143,619	105,132	230,836	209,840
Non-employee consultants stock option grants and restricted stock awards:
Research and development	9,245	4,063	9,315	21,921
General and administrative	16,482	51,643	16,884	91,623
	25,727	55,706	26,199	113,544

Total stock-based compensation	$169,346	$160,838	$257,035	$323,384

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Volatility	80%	80%	80%	80%
Weighted-average volatility	80%	80%	80%	80%
Risk-free interest rate	2.65%	4.59%	3.14%	4.63%
Expected life (years)	5	5	5	5
Dividend	0%	0%	0%	0%
Weighted-average exercise price	$0.58	$1.27	$0.60	$1.04
Weighted-average grant-date fair value	$0.38	$0.85	$0.39	$0.70

A summary of stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,847,651	$0.67
Options granted	435,000	$0.60
Options exercised	(100,000)	$0.01
Outstanding at June 30, 2008	5,182,651	$0.68	7.5	$990,671
Exercisable at June 30, 2008	3,560,146	$0.70	6.7	$950,001

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of June 30, 2008, there was approximately $501,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, 37%, 48% and 15% are expected to be recognized during 2008, 2009 and 2010, respectively. The Company expects 1,622,505 unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2008 was $0.41 and $0.40, respectively.

On May 13, 2008, the Company entered into a separation agreement with M. Taylor Burtis, a former officer of the Company, that provided, among other things that all 166,667 unvested options held by Ms. Burtis as of May 13, 2008 were immediately vested and that she will have until December 31, 2009 to exercise the total 350,000 options held by her, at which time any unexercised options will expire. During the three months ended June 30, 2008, incremental stock-based compensation expense of $23,700 was recorded in connection with the modification of the option terms.

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

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock options	5,182,651	3,692,651	5,182,651	3,692,951
Warrants	34,713,048	26,873,047	34,713,048	26,873,047
Conversion of preferred stock	36,829,192	18,264,000	36,829,192	18,264,000

6.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2008 and 2007 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realization is uncertain.

7.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

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

If a royalty is not being paid to ZAO BAM on net sales of oxidized glutathione products, then the Company is required to pay ZAO BAM 3% of all license revenues. If license revenues exceed the Company’s cumulative expenditures including, but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses, then the Company would be required to pay ZAO BAM an additional 9% of the amount by which license revenues exceed the Company’s cumulative expenditures. During the six months ended June 30, 2008, the Company paid ZAO BAM $15,000, which was 3% of license payments received under the collaboration agreement described in Note 3.

As a result of the assignment to Novelos of the exclusive worldwide intellectual property and marketing rights of oxidized glutathione (excluding Russia and the other states of the former Soviet Union), Novelos is obligated to the Oxford Group, Ltd. for future royalties. One of the Company’s directors, Simyon Palmin, is president of Oxford Group, Ltd. Pursuant to the agreement, as revised May 26, 2005, Novelos is required to pay Oxford Group, Ltd. a royalty in the amount of 0.8% of the Company’s net sales of oxidized glutathione-based products.

8.   SUBSEQUENT EVENT

On August 12, 2008 Simyon Palmin, a founder of the Company, resigned from the Company’s board of directors for personal reasons. Mr. Palmin currently remains an employee of the Company as director of Russian relations. We expect that he will transition to the role of a non-employee consultant prior to year end.

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

NOV-002, our lead compound currently in Phase 3 development for non-small cell lung cancer (NSCLC), acts as a chemoprotectant and a chemopotentiator. In May 2006, we finalized a Special Protocol Assessment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced NSCLC in combination with first-line chemotherapy, and received Fast Track designation in August 2006. The primary endpoint of this trial is improvement in median overall survival. Patient enrollment commenced in November 2006 and targeted enrollment was reached in March 2008. We anticipate that results from this trial will be available in mid-2009. NOV-002 is also in Phase 2 development for chemotherapy-resistant ovarian cancer and early-stage breast cancer.

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

Both compounds have completed clinical trials in humans and have been approved for use in Russia, where they were originally developed. We own all intellectual property rights worldwide (excluding Russia and other states of the former Soviet Union) related to compounds based on oxidized glutathione, including NOV-002 and NOV-205. Our patent portfolio includes six U.S. issued patents, two European issued patents and one Japanese issued patent.

Plan of Operation

Our plan of operation for the next twelve months is to continue the clinical development of our two product candidates. We expect our principal expenditures during these 12 months to largely consist of the costs associated with clinical trials. We will continue to maintain a low number of permanent employees and utilize senior advisors, consultants, contract research and manufacturing organizations and third parties to perform certain aspects of product development, including clinical and non-clinical development, manufacturing and, in some cases, regulatory and quality assurance functions. Based on our current and anticipated spending, we anticipate that we will be able to fund these activities with existing working capital into the fourth quarter of 2008 (including use of the proceeds from our sale of Series D Preferred Stock). We plan to seek additional capital during 2008. We also plan to evaluate out-licensing opportunities for NOV-002 in Europe and/or Japan and use resources from these potential arrangements to offset, in part, the expense of our development. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or terminate one or more of our research or development programs or take other steps that could significantly impact the execution of our strategy.

Capital Structure and Financings

In 2005 following the settlement of certain of our indebtedness, we completed a two-step reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals, and its wholly-owned subsidiary Nove Acquisition, Inc. After the completion of the reverse merger Novelos became the surviving corporation, the business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse-acquisition recapitalization with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes.

Since 2005 we have completed various private placements of securities. In May through August of 2005 we sold an aggregate of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for net cash proceeds of $3,715,000 and the conversion of $550,000 of convertible debt and accrued interest. In September and October 2005, we sold in a private placement 3,200 shares of Series A preferred stock and warrants to purchase 969,696 shares of common stock for aggregate net proceeds of $2,864,000. On March 7, 2006, we sold 11,154,073 shares of our common stock and warrants to purchase 8,365,542 shares of our common stock for net proceeds of $13,847,000. On May 2, 2007, we sold 300 shares of our Series B preferred stock and warrants to purchase 7,500,000 shares of our common stock for net proceeds of $13,693,000. In connection with that financing, the holders of the existing Series A preferred stock exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock, which are convertible into 3,264,000 shares of common stock. On April 11, 2008, we sold 113.5 shares of our Series D preferred stock and warrants to purchase 4,365,381 shares of common stock for net proceeds of $5,470,000 (net of issuance costs). The shares of Series D preferred stock sold in the financing are convertible into 8,730,755 shares of common stock. In connection with that financing, the holders of the existing Series B preferred stock exchanged their 300 shares of Series B preferred stock for 300 shares of Series D preferred stock, which are convertible into 23,076,900 shares of common stock.

Results of Operations

Revenue. Revenue consists of amortization of upfront license fees received in connection with partner agreements and income received from a grant from the U.S. Department of Health and Human Services.

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

Three Months Ended June 30, 2008 and 2007

Revenue. During the three months ended June 30, 2008 we recognized $8,000 in license fees in connection with our collaboration with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. No such agreement existed during the second quarter of 2007. During the three months ended June 30, 2008, we also recognized $37,000 in grant revenue related to a grant received from the Department of Health and Human Services.

Research and Development. Research and development expense for the three months ended June 30, 2008 was $4,046,000 compared to $3,800,000 for the three months ended June 30, 2007. The $246,000, or 6%, increase in research and development expense was due to a combination of factors. In March 2008, we reached the enrollment target for our pivotal Phase 3 clinical trial of NOV-002. As a result certain clinical costs have flattened or declined. Contract research and consulting services increased by $64,000, the cost of chemotherapy drug to be provided to patients in Europe decreased by $505,000 and drug manufacturing and distribution costs (including storing and shipping chemotherapy drug) decreased by $194,000. Clinical investigator expenses, which are affected by the number of patients participating in a clinical trial, increased by $637,000. Salaries and overhead costs such as travel and related expenses increased $216,000 principally from the addition of employees in the first half of 2008. There was also an increase of $28,000 in stock-based compensation expense.

General and Administrative. General and administrative expense for the three months ended June 30, 2008 was $717,000 compared to $636,000 for the three months ended June 30, 2007. The $81,000, or 13%, increase in general and administrative expense was due to two factors. Professional and consulting costs increased by $50,000 as a result of increased activities related to partnering, investor relations and financing. Salaries and overhead costs also increased by $50,000. These increases were offset by a $19,000 decrease in stock-based compensation.

Interest Income. Interest income for the three months ended June 30, 2008 was $38,000 compared to $213,000 for the same period in 2007. This decrease is a result of lower cash balances as well as a decline in prevailing interest rates.

Preferred Stock Dividends and Deemed Dividends. During the three months ended June 30, 2008 we accrued $465,000 of dividends due to our Series D preferred stockholders and accrued $65,000 in dividends due to our Series C preferred stockholders. These dividends have not been paid because we do not have legally available funds for the payment of dividends under Delaware corporate law. During the three months ended June 30, 2008 we also recorded deemed dividends to preferred stockholders totaling $4,417,000. This amount represents the value attributed to the reduction in exercise and conversion prices of the warrants and Series B preferred stock issued in May 2007 in connection with the financing that occurred in April 2008, as described in Note 2.

During the three months ended June 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $65,000 and declared $225,000 of dividends to our Series B preferred stockholders. During the three months ended June 30, 2007 we also recorded deemed dividends to preferred stockholders totaling $9,003,000. This amount represents the value attributed to the beneficial conversion feature of the Series B convertible preferred stock of $7,824,000 and the fair value of warrants and cash totaling $1,179,000 transferred to the former Series A preferred stockholders in connection with the exchange of their shares for shares of Series C preferred stock that were subordinated to the Series B shares.

The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders of $9,624,000, or $0.24 per share, for the three months ended June 30, 2008 and $13,515,000, or $0.34 per share, for the three months ended June 30, 2007. The deemed dividends and cash dividends are excluded from net loss (from operating activities) of $4,677,000, or $0.12 per share, for the three months ended June 30, 2008 and $4,222,000, or $0.11 per share, for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Revenue. During the six months ended June 30, 2008 we recognized $17,000 in license fees in connection with our collaboration with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. No such agreement existed during the first six months of 2007. During the six months ended June 30, 2008, we also recognized $37,000 in grant revenue related to a grant received from the Department of Health and Human Services.

Research and Development. Research and development expense for the six months ended June 30, 2008 was $10,958,000 compared to $5,710,000 for the six months ended June 30, 2007. The $5,248,000, or 92%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer, particularly in the first quarter of 2008 leading up to full enrollment in March 2008. The increase includes $1,769,000 in additional contract research and consulting services, an increase of $1,854,000 in clinical investigator expenses, an increase of $95,000 in drug manufacturing and distribution costs (including storing and shipping chemotherapy drugs) and an increase of $336,000 related to salaries and overhead costs such as travel and related expenses. We also purchased $1,723,000 of chemotherapy drugs during the first six months of 2008 to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. This represents a $1,218,000 increase over the first six months of 2007. Since we do not anticipate recovering any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the period purchased. The increases discussed above were offset by a decrease of $24,000 in stock-based compensation expense during the first six months of 2008 as compared to the same period in 2007.

General and Administrative. General and administrative expense for the six months ended June 30, 2008 was $980,000 compared to $1,244,000 for the six months ended June 30, 2007. The $264,000, or 21%, decrease in general and administrative expense was due principally to three factors. First, we reduced our accrual for potential liquidated damages associated with registration rights agreements by $404,000. Liquidated damages had accrued resulting from our registration of less than 100% of the securities required by the registration rights agreements with investors in our Series B Preferred Stock financing. Those damages were waived in connection with the sale of Series D Preferred Stock described in Note 2. The registration obligations associated with 2005 and 2006 financings have expired. Stock-based compensation decreased $42,000 in the six months ended June 30, 2008 compared to the same period of the prior year. These decreases were partially offset by an $124,000 increase in salary, directors fees and overhead costs and a $58,000 increase in professional and consulting fees.

Interest Income. Interest income for the six months ended June 30, 2008 was $101,000 compared to $347,000 for the same period in 2007. This decrease is a result of lower cash balances as well as a decline in prevailing interest rates.

Preferred Stock Dividends. During the six months ended June 30, 2008 we paid cash dividends to Series C preferred stockholders of $740,000 and accrued $530,000 of dividends due to our Series B and D preferred stockholders. These dividends have not been paid because we do not have legally available funds for the payment of dividends under Delaware corporate law. During the six months ended June 30, 2008 we also recorded deemed dividends to preferred stockholders totaling $4,417,000. This amount represents the value attributed to the reduction in exercise and conversion prices of the warrants and preferred stock issued in May 2007 in connection with the financing that occurred in April 2008, as described in Note 2.

During the six months ended June 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $131,000 and declared $225,000 of dividends to our Series B preferred stockholders. During the three months ended June 30, 2007 we also recorded deemed dividends to preferred stockholders totaling $9,003,000. This amount represents the value attributed to the beneficial conversion feature of the Series B convertible preferred stock of $7,824,000 and the fair value of warrants and cash totaling $1,179,000 transferred to the former Series A preferred stockholders in connection with the exchange of their shares for shares of Series C preferred stock that were subordinated to the Series B shares.

The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders of $17,128,000, or $0.44 per share, for the six months ended June 30, 2008 and $15,962,000, or $0.41 per share, for the six months ended June 30, 2007. The deemed dividends and cash dividends are excluded from net loss (from operating activities) of $11,778,000, or $0.30 per share, for the six months ended June 30, 2008 and $6,603,000, or $0.17 per share, for the six months ended June 30, 2007.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of securities and the issuance of debt (which was subsequently paid off or converted into equity). As of June 30, 2008, we had $5,524,114 in cash and equivalents.

During the six months ended June 30, 2008, approximately $10,112,000 in cash was used in operations, primarily due to a net loss of $11,778,000 and an increase in prepaid expenses of $42,000. The cash impact of the loss was offset by non-cash stock-based compensation expense of $257,000, depreciation, amortization and loss on disposal of fixed assets totaling $14,000, a net increase in accounts payable, accrued liabilities and accrued compensation of $953,000 and an increase in deferred revenue of $484,000. The significant increase in accounts payable and accrued liabilities is principally a result of delays in invoicing from clinical research organizations. During the six months ended June 30, 2008, cash of approximately $1,164,000 was provided by investing activities resulting from the release of restrictions on $1,185,000 of cash that had been previously restricted, offset by payments of $20,000 to purchase fixed assets.

During the six months ended June 30, 2008, we received net proceeds of $5,470,000 from the sale of our Series D Preferred stock (see Note 2) and proceeds of $1,000 from the exercise of stock options. We paid dividends totaling $740,000 to our Series B and Series C preferred stockholders.

Based on our current and anticipated spending, we believe that our available cash and equivalents will fund our operations into the fourth quarter of 2008. We will need to raise additional capital in order to complete the pivotal Phase 3 clinical trial for NOV-002 in NSCLC and other research and development activities. We plan to seek additional funding through collaborative arrangements and public or private financings. Our ability to continue to execute our operating plan is dependent on our ability to obtain such funding. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second fiscal quarter of 2008 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The report from our independent registered public accounting firm included with our annual report on Form 10-KSB indicates that factors exist that raise substantial doubt about our ability to continue as a going concern through March 2009. We have estimated that the cash on hand at June 30, 2008 will fund our obligations into the fourth quarter of 2008. Our ability to continue as a going concern is dependent on our ability to obtain capital (through the sale of equity and debt securities and through collaborative arrangements with partners) to fund our development activities. If we are unable to obtain additional capital through these sources, we may have to seek other sources of capital or reevaluate our operating plans, including slowing or stopping the Phase 3 clinical development of our lead drug candidate, NOV-002.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our development efforts with regard to our drug compounds. Currently, we believe that we have available cash sufficient to meet our working capital requirements into the fourth quarter of 2008, assuming our expense levels do not exceed our current plan. If we do not generate revenues or raise additional capital, we will not be able to sustain our operations at existing levels beyond that date or earlier if expense levels increase.

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

A U.S.-based Phase 1/2 clinical trial of NOV-002 involving 44 non-small cell lung cancer patients provided what we believe to be a favorable outcome. As a result, we enrolled the first patient in the pivotal Phase 3 trial of NOV-002 for non-small cell lung cancer in November 2006. We reached our enrollment target in March 2008 and we expect trial conclusion mid-2009. We enrolled the first patient in the Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer in July 2006 and presented what we believe to be encouraging results in May 2008. We also commenced a Phase 2 clinical study for NOV-002 for early-stage breast cancer, and achieved an interim efficacy target in May 2008, earlier than expected. In December 2007, we concluded a U.S. Phase 1b clinical trial of NOV-205 for chronic hepatitis C non-responders based on favorable safety profile. There can be no assurance that we can demonstrate that these products are safe or effective in advanced clinical trials. We are also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support our applications for regulatory approval. As a result, our drug and technology research program may be curtailed, redirected or eliminated at any time.

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

We were unable to pay dividends to our preferred stockholders on June 30, 2008 and may be unable to pay dividends to preferred stockholders when due in future periods.

As a result of continuing losses during the year ended December 31, 2007 and the three months ended March 31, 2008 and June 30, 2008, as of June 30, 2008, we did not have legally available funds for the payment of dividends under Delaware corporate law. Accordingly, we were unable to pay dividends totaling $530,468 that were accrued in respect of the Series D and Series C preferred stock as of that date. Our ability to pay dividends on stated future dividend payment dates will be dependent on a number of factors including the timing of future financings and the amount of net losses in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2008, we issued 113.5 shares of our Series D convertible preferred stock and warrants to purchase 4,365,381 shares of our common stock to institutional investors. We received gross proceeds of $5,675,000 and paid approximately $205,000 in fees and expenses. In connection with this transaction, 300 shares of Series B convertible preferred stock were exchanged for 300 shares of Series D convertible preferred stock. Following the closing of the transaction we paid dividends of $740,280 to preferred stockholders that had accrued in respect of the Series B and Series C preferred stock through March 31, 2008.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Filed	Incorporated by Reference
Exhibit No	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

		Filed	Incorporated by Reference
Exhibit No	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2

3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4

3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5

3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6

3.7	Certificate of Designations of Series D convertible preferred stock		8-K	April 14, 2008	4.1

3.8	Certificate of Elimination Series A 8% Cumulative Convertible Preferred Stock of Novelos Therapeutics, Inc.		8-K	April 14, 2008	4.2

3.9	By-Laws		8-K	June 17, 2005	2

10.1	Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	10.1

10.2	Amendment to Securities Purchase Agreement dated April 9, 2008		8-K	April 14, 2008	10.2

10.3	Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.3

10.4	Form of Common Stock Purchase Warrant dated April 11, 2008 issued pursuant to the Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	4.3

10.5	Warrant Amendment Agreement dated April 11, 2008		8-K	April 14, 2008	10.5

10.6	Amendment to Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.4

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		Filed	Incorporated by Reference
Exhibit No	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: August 12, 2008	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2

3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4

3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5

3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6

3.7	Certificate of Designations of Series D convertible preferred stock		8-K	April 14, 2008	4.1

3.8	Certificate of Elimination Series A 8% Cumulative Convertible Preferred Stock of Novelos Therapeutics, Inc.		8-K	April 14, 2008	4.2

3.9	By-Laws		8-K	June 17, 2005	2

10.1	Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	10.1

10.2	Amendment to Securities Purchase Agreement dated April 9, 2008		8-K	April 14, 2008	10.2

10.3	Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.3

10.4	Form of Common Stock Purchase Warrant dated April 11, 2008 issued pursuant to the Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	4.3

10.5	Warrant Amendment Agreement dated April 11, 2008		8-K	April 14, 2008	10.5

10.6	Amendment to Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.4

		Filed	Incorporated by Reference
Exhibit No.	Description	with this Form 10-Q	Form	Filing Date	Exhibit No.
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X