Form 10-Q
period 2008-09-30
NOVELOS THERAPEUTICS, INC.
filed 2008-11-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 43,975,656 shares of common stock, $.00001 par value per share, as of November 1, 2008.

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

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,206,474	$9,741,518
Restricted cash	—	1,184,702
Prepaid expenses and other current assets	196,215	133,281
Total current assets	4,402,689	11,059,501
FIXED ASSETS, NET	45,385	32,809
DEPOSITS	15,350	15,350
TOTAL ASSETS	$4,463,424	$11,107,660

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,620,499	$6,372,478
Accrued compensation	247,204	349,412
Accrued dividends	1,060,935	337,500
Deferred revenue – current	33,333	—
Total current liabilities	6,961,971	7,059,390
DEFERRED REVENUE – NONCURRENT	441,667	—
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series D convertible preferred stock, $0.00001 par value; 420 shares designated; 413.5 shares issued and outstanding at September 30, 2008 (liquidation preference $21,605,375 at September 30, 2008) (Note 2)	13,904,100	—
Series B convertible preferred stock, $0.00001 par value; 400 shares designated; 300 shares issued and outstanding at December 31, 2007 (Note 2)	—	9,918,666
	13,904,100	9,918,666
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.00001 par value; 7,000 shares authorized: Series C 8% cumulative convertible preferred stock; 272 shares issued and outstanding at September 30, 2008 and December 31, 2007 (liquidation preference $3,394,560 at September 30, 2008) (Note 2)	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 43,975,656 shares issued and outstanding at September 30, 2008; 39,260,272 shares issued and outstanding at December 31, 2007	440	392
Additional paid-in capital	40,709,468	37,370,959
Accumulated deficit	(57,554,222)	(43,241,747)
Total stockholders’ deficiency	(16,844,314)	(5,870,396)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$4,463,424	$11,107,660

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$35,513	$—	$89,523	$—

COSTS AND EXPENSES:
Research and development	1,971,501	5,910,849	12,929,184	11,620,579
General and administrative	622,347	734,212	1,602,120	1,978,184
Total costs and expenses	2,593,848	6,645,061	14,531,304	13,598,763

LOSS FROM OPERATIONS	(2,558,335)	(6,645,061)	(14,441,781)	(13,598,763)

OTHER INCOME:
Interest income	21,344	228,368	122,556	575,753
Miscellaneous	2,250	1,880	6,750	4,880
Total other income	23,594	230,248	129,306	580,633
NET LOSS	(2,534,741)	(6,414,813)	(14,312,475)	(13,018,130)
PREFERRED STOCK DIVIDENDS	(530,467)	(402,780)	(1,463,715)	(758,340)
PREFERRED STOCK DEEMED DIVIDENDS	—	—	(4,417,315)	(9,003,083)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,065,208)	$(6,817,593)	$(20,193,505)	$(22,779,553)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.07)	$(0.17)	$(0.50)	$(0.58)
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	41,667,964	39,258,913	40,132,085	39,243,239

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,312,475)	$(13,018,130)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,955	10,015
Loss on disposal of fixed assets	6,472	—
Stock-based compensation	330,296	436,975
Changes in:
Prepaid expenses and other current assets	(62,934)	89,484
Accounts payable and accrued liabilities	(751,979)	3,458,046
Accrued compensation	(102,208)	(18,730)
Deferred revenue	475,000	—
Cash used in operating activities	(14,405,873)	(9,042,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,003)	(22,674)
Change in restricted cash	1,184,702	1,507,251
Deposits	—	(4,475)
Cash provided by investing activities	1,153,699	1,480,102
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,986,738	—
Proceeds from issuance of Series B convertible preferred stock and warrants, net	—	13,693,051
Proceeds from issuance of Series D convertible preferred stock and warrants, net	5,469,672	—
Dividends paid to preferred stockholders	(740,280)	(758,340)
Payment to preferred stockholders in connection with exchange of shares (1)	—	(40,000)
Proceeds from exercise of stock option	1,000	250
Cash provided by financing activities	7,717,130	12,894,961
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,535,044)	5,332,723
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,741,518	9,938,428
CASH AND EQUIVALENTS AT END OF PERIOD	$4,206,474	$15,271,151
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividends on preferred stock	$4,417,315	$8,963,083
Dividends accrued but not paid to preferred stockholders	$1,060,935	$—
Issuance of warrants to preferred stockholders	$1,302,592	$3,774,385
Exchange of Series B for Series D preferred stock	$9,918,666	$—
Issuance of warrants to placement agents	$—	$768,621

(1) Included as a deemed dividend in the Statement of Operations.

See notes to financial statements.

Novelos Therapeutics, Inc.
Notes to Financial Statements

1.   NATURE OF BUSINESS, BASIS OF PRESENTATION

Novelos Therapeutics, Inc. (‘‘Novelos’’ or the ‘‘Company’’) is a drug development company focused on the development of therapeutics for the treatment of cancer and hepatitis. Novelos owns exclusive worldwide intellectual property rights (excluding Russia and other states of the former Soviet Union) related to certain clinical compounds and other pre-clinical compounds based on oxidized glutathione.

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

The Company is devoting substantially all of its efforts toward the research and development of its products and has incurred operating losses since inception. The process of developing products will continue to require significant research and development, non-clinical testing, clinical trials and regulatory approval. The Company expects that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future. The Company believes that it has adequate funds at September 30, 2008 to continue operations at budgeted levels of expenditures through the end of 2008. The Company’s ability to execute its operating plan in 2009 and beyond is dependent on its ability to obtain additional capital (including through the sale of equity and debt securities and by entering into collaborative arrangements with partners) to fund our development activities. The Company is actively pursuing these alternatives, but there can be no assurance that we will obtain the additional capital necessary to fund our business beyond the end of the current fiscal year. Difficult conditions in the capital markets globally are adversely affecting the ability of the Company to obtain funding in a timely manner. The Company is evaluating measures to aggressively reduce costs to continue operations beyond year-end. If the Company is unable to obtain sufficient additional funding, it will be required in early 2009 to scale back its administrative activities and clinical development programs including the Phase 3 clinical development of our lead drug candidate, NOV-002.

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

2.   STOCKHOLDERS’ EQUITY (DEFICIENCY)

2005 Common Stock Private Placement - From May 27, 2005 through August 9, 2005, the Company completed a private offering of securities, exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 4,000,000 shares of common stock and issued 2,000,000 common stock warrants (initially exercisable at $2.25 per share) for net cash proceeds of approximately $3,715,000 (net of cash issuance costs of approximately $735,000) and conversion of debt and accrued interest of $550,000. In connection with the private placement, the Company also issued 125,000 shares of common stock to placement agents with a value of approximately $156,000 and issued 340,000 common stock warrants to placement agents and finders at an initial exercise price of $2.00 per share. Pursuant to anti-dilution provisions, the number of warrants issued to investors, placement agents and finders as well as the exercise price of the warrants have changed. On August 11, 2008, warrants to purchase 6,923,028 shares of preferred stock at an exercise price of $.65 per share expired unexercised. These warrants were issued in 2004 to the purchasers of shares of common stock. At September 30, 2008, warrants to purchase 1,046,143 shares of common stock at an exercise price of $0.65 per share held by placement agents remain outstanding.

Series A Preferred Stock Private Placement— On September 30, 2005 and October 3, 2005, the Company sold, in a private placement, a total of 3,200 shares of its Series A 8% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) with a stated value of $1,000 and 969,696 common stock warrants for net proceeds of $2,864,000, net of issuance costs of $336,000. See “Series C Preferred” below for a description of the exchange of Series A Preferred Stock that occurred in May 2007. The warrants issued in connection with the sale of Series A Preferred Stock had anti-dilution provisions that provided for adjustments to the exercise price upon the occurrence of certain events. Pursuant to these anti-dilution provisions the exercise price of the warrants was subsequently adjusted and as of September 30, 2008, the warrants are exercisable at $0.65 per share.

2006 Common Stock Private Placement - On March 7, 2006, the Company completed a private offering of securities, exempt from registration under the Securities Act of 1933, in which it sold to accredited investors 11,154,073 shares of common stock at $1.35 per share and warrants to purchase 8,365,542 shares of its common stock exercisable at $2.50 per share for net cash proceeds of approximately $13,847,000 (net of issuance costs of approximately $1,211,000, including placement agent fees of approximately $1,054,000). In connection with the private placement, the Company issued 669,244 common stock warrants (exercisable at $2.50 per share) to the placement agents. Pursuant to anti-dilution provisions, as a result of subsequent financings, as of September 30, 2008, the number of shares of common stock issuable upon exercise of the warrants issued to investors and placement agents was 11,267,480 and the exercise price was $2.00 per share.

Series B Preferred Stock Private Placement - On May 2, 2007, pursuant to a securities purchase agreement with accredited investors dated April 12, 2007 (the “Purchase Agreement”), as amended May 2, 2007, the Company sold 300 shares of a newly created series of preferred stock, designated “Series B Convertible Preferred Stock”, with a stated value of $50,000 per share (the “Series B Preferred Stock”), and issued warrants to purchase 7,500,000 shares of common stock for an aggregate purchase price of $15,000,000. The Series B Preferred Stock was initially convertible into 15,000,000 shares of common stock at $1.00 per share. See “Series D Preferred” below for a description of the exchange of Series B Preferred Stock that occurred in April 2008.

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

Upon the closing of the Series B Preferred Stock financing the Company issued to placement agents warrants to purchase a total of 900,000 shares of common stock with the same terms as the warrants issued to the investors.

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

Series C Preferred Stock - As a condition to closing of the sale of Series B Preferred Stock described above, the Company entered into an agreement to exchange and consent with the holders of the Series A Preferred Stock. Pursuant to that agreement, the holders of the Series A Preferred Stock exchanged their 3,264 shares of Series A Preferred Stock for 272 shares of a new Series C convertible preferred stock (“Series C Preferred Stock”), which were subordinated to the Series B Preferred Stock as set forth in the Series C Certificate of Designations. The Series C Preferred Stock is initially convertible at $1.00 per share into 3,264,000 shares of common stock. As part of the exchange, the Company issued to the holders of the Series A Preferred Stock warrants to purchase 1,333,333 shares of common stock expiring on May 2, 2012 at a price of $1.25 per share; paid them a cash allowance to defray expenses totaling $40,000; and paid them an amount of cash equal to unpaid dividends accumulated through the date of the exchange.

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

Series D Preferred Stock Private Placement - On April 11, 2008, pursuant to a securities purchase agreement with accredited investors dated March 26, 2008, as amended on April 9, 2008 (the “Purchase Agreement”), the Company sold 113.5 shares of a newly created series of its preferred stock, designated “Series D Convertible Preferred Stock”, par value $0.00001 per share (the “Series D Preferred Stock”) and issued warrants to purchase 4,365,381 shares of its common stock for an aggregate purchase price of $5,675,000 (the “Series D Financing”).

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

  Exchange of Series B Preferred Stock for Series D Preferred Stock

In connection with the closing of the Series D Financing, the holders of the Company’s Series B Preferred Stock, exchanged all 300 of their shares of Series B Preferred Stock for 300 shares of Series D Preferred Stock. Following the exchange, no shares of Series B Preferred Stock are outstanding. The rights and preferences of the Series D Preferred Stock are substantially the same as the Series B Preferred Stock. However, the conversion price of the Series D Preferred Stock is $0.65. In addition, the holders of Series B Preferred Stock waived liquidated damages that had accrued from September 7, 2007 through the closing date as a result of the Company’s failure to register for resale 100% of the shares of common stock underlying the Series B Preferred Stock and warrants. As a result, in the nine months ended September 30, 2008, the Company recorded a reduction of general and administrative expenses of $395,000 relating to the reversal of estimated liquidated damages that had been accrued through the date of the closing. The Purchase Agreement provided that the dividends that accrued on the shares of Series B Preferred Stock from April 1, 2008 through the date of exchange be paid, out of legally available funds, on June 30, 2008. As of June 30 and September 30, the Company did not have legally available funds for the payment of dividends under Delaware corporate law and therefore has not been able to pay any dividends accrued in respect of the preferred stock.

Board and Observer Rights

Pursuant to the Purchase Agreement, from and after the closing, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Entities”), have the right to designate one member to the Company’s Board of Directors. This right shall last until such time as the Xmark Entities no longer hold at least one-third of the Series D Preferred Stock issued to them at closing. In addition, the Xmark Entities, Caduceus Master Fund Limited, Caduceus Capital II, L.P., Summer Street Life Sciences Hedge Fund Investors, LLC, UBS Eucalyptus Fund, LLC and PW Eucalyptus Fund, Ltd. (collectively, the “Lead Investors”) have the right to designate one observer to attend all meetings of the Company’s Board of Directors, committees thereof and access to all information made available to members of the Board. This right shall last until such time as the Lead Investors no longer hold at least one-third of the Series D Preferred Stock issued to them at closing. The rights to designate a board member and board observer have not yet been exercised.

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

Registration Rights Agreement

The Company entered into a registration rights agreement with the investors that requires the Company to file with the Securities and Exchange Commission no later than 5 business days following the six-month anniversary of the closing of the Series D Financing, a registration statement covering the resale of (i) a number of shares of common stock equal to 100% of the shares issuable upon conversion of the Series D Preferred Stock (excluding 12,000,000 shares of common stock issuable upon conversion of the Series D Preferred Stock that were included on a prior registration statement), (ii) a number of shares of common stock equal to 100% of the shares issuable upon exercise of the warrants issued in the Series D Financing and (iii) 7,500,000 shares of common stock issuable upon exercise of warrants dated May 2, 2007 held by the investors. The Company is required to use its best efforts to have the registration statement declared effective and keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company fails to file the registration statement within the timeframe specified by the Registration Rights Agreement, the investors are entitled to receive liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the Series D Preferred Stock and warrants until the Company files the delinquent registration statement. The Company is allowed to suspend the use of the registration statement for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period. The registration statement was required to be filed by October 18, 2008. As of the date of filing of this report, the Company has not yet filed the registration statement. As of September 30, 2008, and through the date of this filing, the Company has not concluded that it is probable that damages will become due, therefore no accrual for damages has been recorded. The Company plans to file the registration statement during the fourth quarter of 2008.

Placement Agent Fee and Other Costs

Following the closing of the Series D Financing, the Company paid Rodman & Renshaw LLC a cash fee of $100,000 and paid other closing costs of approximately $105,000.

Amendments to Prior Warrants and Registration Rights Agreement

At the closing, the Company entered into an amendment to the registration rights agreement dated May 2, 2007 with the holders of its Series B Preferred Stock to revise the definition of registrable securities under the agreement to include only the 12,000,000 shares of common stock that were included on a prior registration statement and to extend the registration obligations under the agreement by one year. On April 28, 2008, the amended registration statement covering the 12,000,000 shares of common stock required to be registered was declared effective. Accordingly, the Company has not accrued any liquidated damages at September 30, 2008 in connection with its registration obligation under the agreement. If the Company is unable to maintain the effectiveness of that registration statement through April 11, 2010, the Company may become liable for liquidated damages in future periods.

In addition, in connection with the closing, the warrants to purchase common stock issued in connection with the sale of Series B Preferred Stock were amended to conform the terms of those warrants to the terms of the warrants issued in the Series D Financing.

Accounting Treatment of Series B and Series D Preferred Stock

The terms of the Series B Preferred Stock contained provisions that allow the holders to elect to receive a liquidation payment in circumstances that are beyond the Company’s control. Therefore the shares have been recorded as redeemable preferred stock outside of permanent equity in the balance sheet. The shares were initially recorded at their estimated as-converted fair value of $19,050,000, net of cash issuance costs of $1,306,949. That value was further reduced by the intrinsic value of the beneficial conversion feature of $7,824,385. As a result of the effective adjustment to the conversion price of preferred stock and the adjustment to the exercise price of warrants that occurred in connection with the exchange of all outstanding shares of Series B Preferred Stock for shares of Series D Preferred Stock, in the quarter ended June 30, 2008, a deemed dividend of $4,598,961 was recorded. This amount represents the incremental fair value on the date of the exchange resulting from the adjustment to the conversion price of the Series B Preferred Stock from $1.00 to $0.65 ($3,876,912) and the exercise price of the warrants from $1.25 to $0.65 ($722,049). These amounts were recorded as both debits and credits to temporary and permanent equity, respectively, in the quarter ended June 30, 2008. The incremental fair value of the adjustment to the conversion price of the Series B Preferred Stock was determined based on the market value of the additional 8,076,900 shares of common stock that became issuable following the exchange. The incremental fair value of the modification to the warrants was the difference between the fair value of the warrants immediately before and after modification using the Black-Scholes option pricing model.

Since the terms of the Series D Preferred Stock also contain provisions that may require redemption in circumstances that are beyond the Company’s control, the shares have been recorded as redeemable preferred stock outside of permanent equity in the balance sheet as of September 30, 2008. The gross proceeds of $5,675,000 received in conjunction with the Series D Financing were allocated on a relative fair value basis between the Series D Preferred Stock and the warrants. The relative fair value of the warrants issued to investors of $1,302,592 was recorded as additional paid-in capital while the relative fair value of the Series D Preferred Stock of $4,372,408 was recorded as temporary equity. The carrying value of the Series D Preferred Stock was immediately adjusted to its fair value of $4,190,762 based on the fair value of the as-converted common stock. The difference of $181,646 was recorded as a reduction to the deemed dividend described above. Issuance costs related to the Series D Financing of $205,328 were netted against temporary equity. The total carrying value of temporary equity at September 30, 2008 of $13,904,100 consists of the $9,918,666 carrying value of the Series B Preferred Stock on the date of exchange plus the $3,985,434 carrying value of the Series D Preferred Stock issued in the Series D Financing.

Since the Company has concluded it is not probable that an event will occur which would allow the holders of Series D Preferred Stock to elect to receive a liquidation payment, the carrying value will not be adjusted until the time that such event becomes probable. The liquidation preference (redemption value) is $21,605,375 at September 30, 2008.

2008 Common Stock Private Placement -On August 15, 2008, the Company sold 4,615,384 shares of its common stock to two related accredited investors for gross proceeds of approximately $3 million, pursuant to a securities purchase agreement (the “Common Stock Purchase Agreement”) dated August 14, 2008.

The Common Stock Purchase Agreement provides that on and after six months following the closing, if there is not an available exemption from Rule 144 under the Securities Act to permit the sale of the common stock by the purchasers, then the Company will use its best efforts to file a registration statement (the “Registration Statement”) under the Securities Act with the SEC covering the resale of the common stock. It further provides that the Company will use its best efforts to maintain the effectiveness of the Registration Statement until one year from closing or until all the common stock has been sold or transferred, whichever occurs first.

The Common Stock Purchase Agreement also provides that if, prior to the public announcement of the conclusion of the Company’s NOV-002 Phase 3 clinical trial in non-small cell lung cancer (the “Announcement Date”), the Company completes a Subsequent Equity Financing (as defined therein) and the holders of shares of our Series D Preferred Stock (the “Series D Shares”) receive a reduction in the effective conversion price or exercise price, as applicable, of the Series D Shares or common stock purchase warrants issued in connection with the issuance of the Series D Shares or receive additional shares of common stock, as consideration in connection with any consent given by the holders of the Series D Shares, then the purchasers shall be entitled to receive substantially equivalent consideration, on a proportional basis, in the form of additional shares of common stock based on the formula detailed in the Common Stock Purchase Agreement.

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of September 30, 2008.

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE - Placement agents and finders	1,046,143	$0.65	August 9, 2010
Series A Preferred (1):
Investors – September 30, 2005 closing	909,090	$0.65	September 30, 2010
Investors – October 3, 2005 closing	60,606	$0.65	October 3, 2010
2006 PIPE – Investors and placement agents	11,267,480	$2.00	March 7, 2011
Series B Preferred:
Investors	7,500,000	$0.65	April 11, 2013
Placement agents	900,000	$1.25	May 2, 2012
Series C Exchange	1,333,333	$1.25	May 2, 2012
Series D Preferred	4,365,381	$0.65	April 11, 2013

Total	28,102,033

(1) Concurrently with the closing of the Series B Financing, all shares of Series A Preferred Stock were exchanged for shares of Series C Preferred Stock.

No warrants have been exercised as of September 30, 2008. On August 11, 2008, warrants to purchase 6,923,028 shares of common stock expired unexercised.

3. COLLABORATION AGREEMENT

In December 2007 the Company entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Pursuant to the agreement, Lee’s Pharma obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in Hong Kong, Macau, China and Taiwan (the “territory”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. Accordingly, $25,000 of license revenue was recognized in the nine months ended September 30, 2008.

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

4. STOCK-BASED COMPENSATION

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Employee and director stock option grants:
Research and development	$21,049	$17,928	$135,333	$144,307
General and administrative	57,476	53,054	174,028	136,515
	78,525	70,982	309,361	280,822
Non-employee consultants stock option grants and restricted stock awards:
Research and development	(4,976)	(3,134)	4,339	18,787
General and administrative	(288)	45,743	16,596	137,366
	(5,264)	42,609	20,935	156,153

Total stock-based compensation	$73,261	$113,591	$330,296	$436,975

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Volatility	—	80%	80%	80%
Weighted-average volatility	—	80%	80%	80%
Risk-free interest rate	—	4.18%-4.51%	3.14%	4.18%-4.66%
Expected life (years)	—	5	5	5
Dividend	—	0	0	0
Weighted-average exercise price	—	$0.64	$0.60	$0.82
Weighted-average grant-date fair value	—	$0.43	$0.39	$0.55

There were no stock option grants during the three months ended September 30, 2008.

A summary of stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,847,651	$0.67
Options granted	435,000	$0.60
Options cancelled	(27,826)	$2.23
Options exercised	(100,000)	$0.01
Outstanding at September 30, 2008	5,154,825	$0.67	7.2	$752,223
Exercisable at September 30, 2008	3,647,320	$0.69	6.5	$752,223

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of September 30, 2008, there was approximately $394,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, 23%, 59% and 18% are expected to be recognized during 2008, 2009 and 2010, respectively. The Company expects 1,507,505 in unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2008 was $0.41 and $0.40, respectively.

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

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Stock options	5,154,825	3,917,651	5,154,825	3,917,651
Warrants	28,102,033	26,873,047	28,102,033	26,873,047
Conversion of preferred stock	36,829,192	18,264,000	36,829,192	18,264,000

6.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2008 and 2007 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realization is uncertain.

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

If a royalty is not being paid to ZAO BAM on net sales of oxidized glutathione products, then the Company is required to pay ZAO BAM 3% of all license revenues. If license revenues exceed the Company’s cumulative expenditures including, but not limited to, preclinical and clinical studies, testing, FDA and other regulatory agency submission and approval costs, general and administrative costs, and patent expenses, then the Company would be required to pay ZAO BAM an additional 9% of the amount by which license revenues exceed the Company’s cumulative expenditures. During the nine months ended September 30, 2008, the Company paid ZAO BAM $15,000, which was 3% of license payments received under the collaboration agreement described in Note 3.

As a result of the assignment to Novelos of the exclusive worldwide intellectual property and marketing rights of oxidized glutathione (excluding Russia and the other states of the former Soviet Union), Novelos is obligated to the Oxford Group, Ltd. for future royalties. Simyon Palmin, a founder of Novelos, a director until August 15, 2008 and the father of the Company’s president and chief executive officer, is president of Oxford Group, Ltd. Mr. Palmin was also an employee of the Company and is now a consultant to the Company. Pursuant to the agreement, as revised May 26, 2005, Novelos is required to pay Oxford Group, Ltd. a royalty in the amount of 0.8% of the Company’s net sales of oxidized glutathione-based products.

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

NOV-002, our lead compound currently in Phase 3 development for non-small cell lung cancer (NSCLC), acts as a chemoprotectant and a chemopotentiator. In May 2006, we finalized a Special Protocol Assessment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced NSCLC in combination with first-line chemotherapy, and received Fast Track designation in August 2006. The primary endpoint of this trial is improvement in median overall survival. Patient enrollment commenced in November 2006 and targeted enrollment of 840 patients was reached in March 2008. We anticipate that results from this trial will be available in the second half of 2009.

NOV-002 is also being developed to treat chemotherapy-resistant ovarian cancer. In a U.S. Phase 2 chemotherapy-resistant ovarian cancer trial at Massachusetts General Hospital and Dana-Farber Cancer Institute from July 2006 through March 2008, NOV-002 (plus carboplatin) slowed progression of the disease in 60% of evaluable patients (9 out of 15 women). The median progression-free survival was 15.4 weeks, almost double the historical control of 8 weeks.

NOV-002 is also being developed to treat early-stage breast cancer. These patients are often treated with chemotherapy to minimize surgical intervention. In June 2007 we commenced enrollment in a U.S. Phase 2 trial in order to evaluate the ability of NOV-002 to enhance the effectiveness of such chemotherapy. The interim efficacy target was achieved in May 2008, earlier than expected, and the trial is moving into its second stage, continuing enrollment to 46 patients.

Based on results to-date, in 2009 we intend to initiate several Phase 2 trials with NOV-002 in cancers as well as chemotherapy-induced anemia. Our ability to initiate these trials will depend on available funding, principally from partnering arrangements or the issuance of debt or equity securities.

NOV-205, our second compound, acts as a hepatoprotective agent with immunomodulating and anti-inflammatory properties. Our Investigational New Drug Application for NOV-205 as monotherapy for chronic hepatitis C has been accepted by the FDA. A U.S. Phase 1b clinical trial in patients who previously failed treatment with pegylated interferon plus ribavirin was completed in December 2007. Based on favorable safety results of that trial, we plan to initiate a longer duration, proof-of-concept trial in early 2009, subject to availability of funds.

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

Plan of Operation

Our plan of operation for the next 12 months is to continue the clinical development of our two product candidates. We expect our principal expenditures during these 12 months to largely consist of the costs associated with clinical trials. Subject to available funding, we will continue to maintain a low number of permanent employees and utilize senior advisors, consultants, contract research and manufacturing organizations and third parties to perform certain aspects of product development, including clinical and non-clinical development, manufacturing and, in some cases, regulatory and quality assurance functions. See further discussion below under “Liquidity and Capital Resources”.

Capital Structure and Financings

In 2005 following the settlement of certain of our indebtedness, we completed a two-step reverse merger with Common Horizons, Inc. (“Common Horizons”), a Nevada-based developer of web portals, and its wholly-owned subsidiary Nove Acquisition, Inc. After the completion of the reverse merger, Novelos became the surviving corporation, the business of Common Horizons, which was insignificant, was abandoned and the business of Novelos was adopted. The transaction was therefore treated as a reverse-acquisition recapitalization, with Novelos as the acquiring party and Common Horizons as the acquired party for accounting purposes.

Since 2005 we have completed various private placements of securities. In May through August of 2005 we sold an aggregate of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for net cash proceeds of $3,715,000 and the conversion of $550,000 of convertible debt and accrued interest. In September and October 2005, we sold in a private placement 3,200 shares of Series A preferred stock and warrants to purchase 969,696 shares of common stock for aggregate net proceeds of $2,864,000. On March 7, 2006, we sold 11,154,073 shares of our common stock and warrants to purchase 8,365,542 shares of our common stock for net proceeds of $13,847,000. On May 2, 2007, we sold 300 shares of our Series B preferred stock and warrants to purchase 7,500,000 shares of our common stock for net proceeds of $13,693,000. In connection with that financing, the holders of the existing Series A preferred stock exchanged their 3,264 shares of Series A preferred stock for 272 shares of a new Series C convertible preferred stock, which are convertible into 3,264,000 shares of common stock. On April 11, 2008, we sold 113.5 shares of our Series D preferred stock and warrants to purchase 4,365,381 shares of common stock for net proceeds of $5,470,000 (net of issuance costs). The shares of Series D preferred stock sold in the financing are convertible into 8,730,755 shares of common stock. In connection with that financing, the holders of the existing Series B preferred stock exchanged their 300 shares of Series B preferred stock for 300 shares of Series D preferred stock, which are convertible into 23,076,900 shares of common stock. In August 2008, we sold 4,615,384 shares of our common stock, receiving gross proceeds of approximately $3 million.

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

Three Months Ended September 30, 2008 and 2007

Revenue. During the three months ended September 30, 2008 we recognized $8,000 in license fees in connection with our collaboration with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. No such agreement existed during 2007. During the three months ended September 30, 2008, we also recognized $27,000 in grant revenue related to a grant received from the U.S. Department of Health and Human Services.

Research and Development. Research and development expense for the three months ended September 30, 2008 was $1,972,000 compared to $5,911,000 for the three months ended September 30, 2007. The $3,939,000, or 67%, decrease in research and development expense was due to a combination of factors. In March 2008, we reached the enrollment target for our Phase 3 clinical trial of NOV-002. As a result, certain clinical costs have leveled out or declined. The cost of chemotherapy drug to be provided to patients in Europe decreased by $1,814,000. Clinical investigator expenses, which are affected by the number of patients that remain on treatment, decreased by $1,366,000. Contract research and consulting services decreased by $485,000, and drug manufacturing and distribution costs (including storing and shipping chemotherapy drug) decreased by $397,000. Salaries and overhead costs such as travel and related expenses increased $123,000, principally from the addition of employees in the first half of 2008.

General and Administrative. General and administrative expense for the three months ended September 30, 2008 was $622,000 compared to $734,000 for the three months ended September 30, 2007. The $112,000, or 15%, decrease in general and administrative expense was due to two factors. First, the three months ended September 30, 2007 included $81,000 in accrued expense for potential liquidated damages associated with registration rights agreements. Those damages were waived in connection with the sale of Series D Preferred Stock described in Note 2. Second, stock-based compensation decreased by $42,000 as a result of the completion of vesting for certain stock option grants. These decreases were slightly offset by increases in professional and consulting costs and overhead.

Interest Income. Interest income for the three months ended September 30, 2008 was $21,000 compared to $228,000 for the same period in 2007. This decrease is a result of lower cash balances as well as a decline in prevailing interest rates.

Preferred Stock Dividends and Deemed Dividends. During the three months ended September 30, 2008 we accrued $465,000 of dividends due to our Series D preferred stockholders and accrued $65,000 in dividends due to our Series C preferred stockholders. These dividends have not been paid because we do not have legally available funds for the payment of dividends under Delaware corporate law.

During the three months ended September 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $65,000 and declared and paid $338,000 of dividends to our Series D preferred stockholders.

The dividends have been included in the calculation of net loss attributable to common stockholders of $3,065,000, or $0.07 per share, for the three months ended September 30, 2008 and $6,818,000, or $0.17 per share, for the three months ended September 30, 2007. The dividends are excluded from net loss (from operating activities) of $2,535,000, or $0.06 per share, for the three months ended September 30, 2008 and $6,415,000, or $0.16 per share, for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

Revenue. During the nine months ended September 30, 2008 we recognized $25,000 in license fees in connection with our collaboration with Lee’s Pharmaceutical (HK) Ltd (“Lee’s Pharma”). Under the terms of the agreement the Company received an upfront license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharma. The $500,000 milestone payment received is being amortized over the estimated term of the agreement, 15 years. No such agreement existed during 2007. During the nine months ended September 30, 2008, we also recognized $65,000 in grant revenue related to a grant received from the U.S. Department of Health and Human Services.

Research and Development. Research and development expense for the nine months ended September 30, 2008 was $12,929,000 compared to $11,621,000 for the nine months ended September 30, 2007. The $1,308,000, or 11%, increase in research and development expense was due to increased funding of our clinical, contract manufacturing and non-clinical activities. The overall increase resulted principally from expanded activities relating to our pivotal Phase 3 clinical trial of NOV-002 for non-small cell lung cancer in the first half of 2008 leading up to and following full enrollment in March 2008. The increase includes $1,298,000 in additional contract research and consulting services and an increase of $485,000 in clinical investigator expenses. Salaries and overhead costs increased by $448,000 principally as a result of the hiring of additional personnel in late 2007 and early 2008. These increases were offset by a $303,000 decrease in drug manufacturing and distribution costs (including storing and shipping chemotherapy drugs) and a decrease of $597,000 in the purchase of chemotherapy drugs during the first nine months of 2008 to be used in the Phase 3 clinical trial, specifically for clinical sites in Eastern and Western Europe. Since we did not recover any of the costs of the chemotherapy and we do not have a reliable method for tracking the drugs that have been administered to patients or evaluating any losses associated with spoilage, we recorded the entire amount as an expense in the periods purchased. Stock-based compensation expense also decreased $23,000 during the first nine months of 2008 as compared to the same period in 2007.

General and Administrative. General and administrative expense for the nine months ended September 30, 2008 was $1,602,000 compared to $1,978,000 for the nine months ended September 30, 2007. The $376,000, or 19%, decrease in general and administrative expense was due principally to the $484,000 decrease in accrued expense for potential liquidated damages associated with registration rights agreements. Those damages were waived in connection with the sale of Series D Preferred Stock described in Note 2. Stock-based compensation also decreased by $83,000 in the nine months ended September 30, 2008 compared to the same period of the prior year. These decreases were partially offset by a $121,000 increase in salary, directors fees and overhead costs and a $70,000 increase in professional and consulting fees.

Interest Income. Interest income for the nine months ended September 30, 2008 was $123,000 compared to $576,000 for the same period in 2007. This decrease is a result of lower cash balances as well as a decline in prevailing interest rates.

Preferred Stock Dividends. During the nine months ended September 30, 2008 we paid cash dividends to Series B and C preferred stockholders of $740,000 and accrued $1,060,000 of dividends due to our Series B, C and D preferred stockholders. These dividends have not been paid because we do not have legally available funds for the payment of dividends under Delaware corporate law. During the nine months ended September 30, 2008 we also recorded deemed dividends to preferred stockholders totaling $4,417,000. This amount represents the value attributed to the reduction in exercise and conversion prices of the warrants and preferred stock issued in May 2007 in connection with the financing that occurred in April 2008, as described in Note 2.

During the nine months ended September 30, 2007 we paid cash dividends to Series A and C preferred stockholders of $195,000 and declared $563,000 of dividends to our Series B and D preferred stockholders. During the nine months ended September 30, 2007 we also recorded deemed dividends to preferred stockholders totaling $9,003,000. This amount represents the value attributed to the beneficial conversion feature of the Series B convertible preferred stock of $7,824,000 and the fair value of warrants and cash totaling $1,179,000 transferred to the former Series A preferred stockholders in connection with the exchange of their shares for shares of Series C preferred stock that were subordinated to the Series B shares.

The deemed dividends and cash dividends have been included in the calculation of net loss attributable to common stockholders of $20,194,000, or $0.50 per share, for the nine months ended September 30, 2008 and $22,780,000, or $0.58 per share, for the nine months ended September 30, 2007. The deemed dividends and cash dividends are excluded from net loss (from operating activities) of $14,312,000, or $0.36 per share, for the nine months ended September 30, 2008 and $13,018,000, or $0.33 per share, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of securities and the issuance of debt (which was subsequently paid off or converted into equity). As of September 30, 2008, we had $4,206,000 in cash and equivalents.

During the nine months ended September 30, 2008, approximately $14,406,000 in cash was used in operations, primarily due to a net loss of $14,312,000, a net decrease of $854,000 in accounts payable and accrued liabilities, an increase in deferred revenue of $475,000 and an increase in prepaid expenses of $63,000. The cash impact of the loss was offset by non-cash stock-based compensation expense of $330,000 and depreciation, amortization and loss on disposal of fixed assets totaling $18,000. During the nine months ended September 30, 2008, cash of approximately $1,154,000 was provided by investing activities resulting from the release of restrictions on $1,185,000 of cash that had been previously restricted in connection with a standby letter of credit, offset by payments of $31,000 to purchase fixed assets.

During the nine months ended September 30, 2008, we received net proceeds of $5,470,000 from the sale of our Series D Preferred stock (see Note 2), proceeds of $2,987,000 from the sale of common stock and proceeds of $1,000 from the exercise of stock options. We paid dividends totaling $740,000 to our Series B and Series C preferred stockholders.

We believe that we have adequate funds at September 30, 2008 to continue operations at budgeted levels through the end of 2008. Our ability to execute our operating plan in 2009 and beyond is dependent on our ability to obtain additional capital (including through the sale of equity and debt securities and by entering into collaborative arrangements with partners) to fund our development activities. We are actively pursuing these alternatives, but there can be no assurance that we will obtain the additional capital necessary to fund our business beyond the end of the current fiscal year. Difficult conditions in the capital markets globally are adversely affecting our ability to obtain funding in a timely manner. We are evaluating measures to aggressively reduce costs to continue operations beyond year-end. If we are unable to obtain sufficient additional funding, we will be required in early 2009 to scale back our administrative activities and clinical development programs, including the Phase 3 clinical development of our lead drug candidate, NOV-002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s third quarter of 2008 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The report from our independent registered public accounting firm included in our annual report on Form 10-KSB indicates that there is substantial doubt about whether we will be able to continue as a going concern.

The report from our independent registered public accounting firm included with our annual report on Form 10-KSB indicates that factors exist that raise substantial doubt about our ability to continue as a going concern. We believe that we have adequate funds at September 30, 2008 to continue operations at budgeted levels through the end of 2008. Our ability to continue as a going concern is dependent on our ability to obtain capital (through the sale of equity and debt securities and through collaborative arrangements with partners) to fund our development activities. We are actively pursuing these alternatives, but there can be no assurance that we will obtain the additional capital necessary to fund our business beyond the end of the current fiscal year. Difficult conditions in the capital markets globally are adversely affecting our ability to raise capital in a timely manner. We are evaluating measures to aggressively reduce costs to continue operations beyond year-end. If we are unable to obtain additional capital, we will be required in early 2009 to scale back our administrative activities and clinical development programs, including the Phase 3 clinical development of our lead drug candidate, NOV-002.

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

Our long-term capital requirements are expected to depend on many factors, including:

•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	progress with pre-clinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;
•	competing technological and market developments;
•	market acceptance of our products;
•	costs for recruiting and retaining management, employees and consultants;
•	costs for training physicians;
•	our status as a Bulletin-Board listed company and the prospects for our stock to be listed on a national exchange;
•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war; and
•	the condition of capital markets and general economic conditions.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our development efforts with regard to our drug compounds. Currently, we believe that we have available cash sufficient to meet our working capital requirements through the end of 2008, assuming our expense levels do not exceed our current plan and that we maintain a vendor payment cycle that is consistent with our past practice. If we do not generate revenues or raise additional capital, we will not be able to sustain our operations at existing levels much beyond the remainder of 2008.

The failure to complete development of our therapeutic technology, obtain government approvals, including required U.S. Food and Drug Administration (FDA) approvals, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.

Our research and development activities and the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective for the patient population for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacturing, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take many years to accomplish and require the expenditure of substantial financial, managerial and other resources.

In order to be commercially viable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our technologies. For each drug using oxidized glutathione-based compounds, including NOV-002 and NOV-205, we must successfully meet a number of critical developmental milestones including:

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

A U.S.-based Phase 1/2 clinical trial of NOV-002 involving 44 non-small cell lung cancer patients provided what we believe to be a favorable outcome. As a result, we enrolled the first patient in the pivotal Phase 3 trial of NOV-002 for non-small cell lung cancer in November 2006. We reached our enrollment target in March 2008 and we expect trial conclusion in the second half of 2009. We enrolled the first patient in the Phase 2 clinical study for NOV-002 for chemotherapy-resistant ovarian cancer in July 2006 and presented what we believe to be encouraging results in May 2008. We also commenced a Phase 2 clinical study for NOV-002 for early-stage breast cancer, and achieved an interim efficacy target in May 2008, earlier than expected. In December 2007, we concluded a U.S. Phase 1b clinical trial of NOV-205 for chronic hepatitis C non-responders based on favorable safety profile. There can be no assurance that we can demonstrate that these products are safe or effective in advanced clinical trials. We are also not able to give assurances that the results of the tests already conducted can be repeated or that further testing will support our applications for regulatory approval. As a result, our drug and technology research program may be curtailed, redirected or eliminated at any time.

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

We have initiated a portion of our clinical trial activities in both Western and Eastern Europe. We anticipate that approximately 40% of the remaining Phase 3 clinical trial budget of approximately $6 million will be incurred in Euros. Significant depreciation in the value of the U.S. Dollar against principally the Euro could adversely affect our ability to complete the trials, particularly if we are unable to redirect funding or raise additional funds. Since the timing and amount of foreign-denominated payments are uncertain and dependent on a number of factors, it is difficult to cost-effectively hedge the potential exposure. Therefore, to date, we have not entered into any foreign currency hedges to mitigate the potential exposure.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and internal controls, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we seek and are approved for listing on a registered national securities exchange, the stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. Beginning with the annual report for the fiscal year ending December 31, 2007 we were required to include a report of our management on internal control over financial reporting. In our annual report for the fiscal year ending December 31, 2009 we will be required to include an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Our executive officers, directors and principal stockholders have substantial holdings, which could delay or prevent a change in corporate control favored by our other stockholders.

Our directors, officers and holders of our Series D preferred stock beneficially own, in the aggregate, approximately 46% of our outstanding voting shares. The interests of our current officers, directors and Series D investors may differ from the interests of other stockholders. Further, our current officers, directors and Series D investors may have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

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

We were unable to pay dividends to our preferred stockholders on June 30, 2008 and September 30, 2008 and may be unable to pay dividends to preferred stockholders when due in future periods.

As a result of continuing losses during the nine months ended September 30, 2008, as of June 30, 2008 and September 30, 2008 we did not have legally available funds for the payment of dividends under Delaware corporate law. Accordingly, we were unable to pay dividends totaling $1,060,935 that were accrued in respect of the Series D and Series C preferred stock as of September 30, 2008. Our ability to pay dividends on stated future dividend payment dates will be dependent on a number of factors including the timing of future financings and the amount of net losses in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2008, we sold 4,615,384 shares of our common stock to two related accredited investors for gross proceeds of approximately $3 million, pursuant to a securities purchase agreement dated August 14, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2

3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4

3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5

3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6

3.7	Certificate of Designations of Series D convertible preferred stock		8-K	April 14, 2008	4.1

3.8	Certificate of Elimination Series A 8% Cumulative Convertible Preferred Stock of Novelos Therapeutics, Inc.		8-K	April 14, 2008	4.2

3.9	By-Laws		8-K	June 17, 2005	2

10.1	Securities Purchase Agreement dated August 14, 2008		8-K	August 18, 2008	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: November 12, 2008	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1

3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2

3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4

3.5	Certificate of Designations of Series B convertible preferred stock		10-QSB	August 10, 2007	3.5

3.6	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6

3.7	Certificate of Designations of Series D convertible preferred stock		8-K	April 14, 2008	4.1

3.8	Certificate of Elimination Series A 8% Cumulative Convertible Preferred Stock of Novelos Therapeutics, Inc.		8-K	April 14, 2008	4.2

3.9	By-Laws		8-K	June 17, 2005	2

10.1	Securities Purchase Agreement dated August 14, 2008		8-K	August 18, 2008	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X