Form 10-K/A
period 2008-12-31
NOVELOS THERAPEUTICS, INC.
filed 2009-04-23
CIK 1279704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 was $18,351,337.

As of March 20, 2009 there were 43,975,656 shares of the issuer’s common stock outstanding.

Explanatory Note

Novelos Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing”), to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.1 and 31.2 and the exhibit index in Item 15 of the Original Filing is being amended to reflect the filing of the amended Certifications.

Except for the filing of the amended Certifications and the amendment to Item 15 as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

ITEM 15.   EXHIBITS

		Filed with this Form	Incorporated by Reference
Exhibit No.	Description	10-K/A	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005	8-K	June 2, 2005	99.2

2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005	10-QSB	August 15, 2005	2.2

3.1	Certificate of Incorporation	8-K	June 17, 2005	1

3.2	Certificate of Designations of Series E convertible preferred stock	8-K	February 18, 2009	4.1

3.3	Certificate of Designations of Series C cumulative convertible preferred stock	10-QSB	May 8, 2007	3.2

3.4	By-laws	8-K	June 17, 2005	2

10.1 **	Employment agreement with Christopher J. Pazoles dated July 15, 2005	10-QSB	August 15, 2005	10.4

10.2 **	Employment Agreement with Harry S. Palmin dated January 31, 2006	8-K	February 6, 2006	99.1

10.3**	2000 Stock Option and Incentive Plan	SB-2	November 16, 2005	10.2

10.4 **	Form of 2004 non-plan non-qualified stock option	SB-2	November 16, 2005	10.3

10.5 **	Form of non-plan non-qualified stock option used from February to May 2005	SB-2	November 16, 2005	10.4

10.6 **	Form of non-plan non-qualified stock option used after May 2005	SB-2	November 16, 2005	10.5

10.7	Form of common stock purchase warrant issued in March 2005	SB-2	November 16, 2005	10.6

		Filed with this Form	Incorporated by Reference
Exhibit No.	Description	10-K/A	Form	Filing Date	Exhibit No.
10.8	Form of securities purchase agreement dated May 2005	8-K	June 2, 2005	99.1

10.9	Form of subscription agreement dated September 30, 2005	8-K	October 3, 2005	99.1

10.10	Form of Class A common stock purchase warrant dated September 30, 2005	8-K	October 3, 2005	99.3

10.12	Consideration and new technology agreement dated April 1, 2005 with ZAO BAM	10-QSB	August 15, 2005	10.2

10.13	Letter agreement dated March 31, 2005 with The Oxford Group, Ltd.	10-QSB	August 15, 2005	10.3

10.14	Form of securities purchase agreement dated March 2, 2006	8-K	March 3, 2006	99.2

10.15	Form of common stock purchase warrant dated March 2006	8-K	March 3, 2006	99.3

10.16**	2006 Stock Incentive Plan	10-QSB	November 6, 2006	10.1

10.17	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan	8-K	December 15, 2006	10.1

10.18	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan	8-K	December 15, 2006	10.2

10.19	Form of Non-Statutory Director Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan	8-K	December 15, 2006	10.3

10.20	Securities Purchase Agreement dated April 12, 2007	10-QSB	May 8, 2007	10.1

10.21	Letter Amendment dated May 2, 2007 to the Securities Purchase Agreement	10-QSB	May 8, 2007	10.2

10.22	Registration Rights Agreement dated May 2, 2007	10-QSB	May 8, 2007	10.3

10.23	Agreement to Exchange and Consent dated May 1, 2007	10-QSB	May 8, 2007	10.5

10.25	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Securities Purchase Agreement dated April 12, 2007	10-QSB	May 8, 2007	4.1

10.26	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 2, 2007	10-QSB	May 8, 2007	4.2

10.27	Securities Purchase Agreement dated March 26, 2008	8-K	April 14, 2008	10.1

		Filed with this Form	Incorporated by Reference
Exhibit No.	Description	10-K/A	Form	Filing Date	Exhibit No.
10.28	Amendment to Securities Purchase Agreement dated April 9, 2008		8-K	April 14, 2008	10.2

10.29	Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.3

10.30	Form of Common Stock Purchase Warrant dated April 11, 2008 issued pursuant to the Securities Purchase Agreement dated March 26, 2008		8-K	April 14, 2008	4.3

10.31	Warrant Amendment Agreement dated April 11, 2008		8-K	April 14, 2008	10.5

10.32	Amendment to Registration Rights Agreement dated April 11, 2008		8-K	April 14, 2008	10.4

10.33	Securities Purchase Agreement dated August 14, 2008		8-K	August 18, 2008	10.1

10.34	Securities Purchase Agreement dated February 11, 2009		8-K	February 18, 2009	10.1

10.35	Registration Rights Agreement dated February 11, 2009		8-K	February 18, 2009	10.2

10.36	Series D Preferred Stock Consent and Agreement to Exchange dated February 10, 2009		8-K	February 18, 2009	10.3

10.37	Warrant Amendment Agreements dated February 11, 2009		8-K	February 18, 2009	10.4

10.38	Amendment No. 2 to Registration Rights Agreement dated February 11, 2009		8-K	February 18, 2009	10.5

10.39	Collaboration Agreement dated February 11, 2009 (*)		10-K	March 30, 2009	10.39

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as amended)	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as amended)	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	March 30, 2009	32.1

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

By:	/s/ Harry S. Palmin
Harry S. Palmin
Title: President, Chief Executive Officer

Date:	April 23, 2009