Form 10-Q
period 2009-06-30
NOVELOS THERAPEUTICS, INC.
filed 2009-08-06
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 47,197,837 shares of common stock, $.00001 par value per share, as of August 5, 2009.

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

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,493,124	$1,262,452
Prepaid expenses and other current assets	85,668	129,785
Total current assets	4,578,792	1,392,237
FIXED ASSETS, NET	60,936	58,451
DEPOSITS	15,350	15,350
TOTAL ASSETS	$4,655,078	$1,466,038

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,696,475	$4,653,912
Accrued compensation	125,369	240,639
Accrued dividends	1,669,884	1,689,322
Derivative liability	3,374,257	—
Deferred revenue – current	33,333	33,333
Total current liabilities	7,899,318	6,617,206
DEFERRED REVENUE – NONCURRENT	416,667	433,333
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series D convertible preferred stock, $0.00001 par value; 420 shares designated; 413.5 shares issued and outstanding at December 31, 2008	—	13,904,100
Series E convertible preferred stock, $0.00001 par value; 735 shares designated; 645.442875 shares issued and outstanding at June 30, 2009 (Note 5) (liquidation preference $33,401,669 at June 30, 2009)	21,672,675	—
	21,672,675	13,904,100
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.00001 par value; 7,000 shares authorized: Series C cumulative convertible preferred stock; 237 shares issued and outstanding at June 30, 2009 and 272 shares issued and outstanding at December 31, 2008 (liquidation preference $3,384,360 at June 30, 2009)	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 44,743,611 shares issued and outstanding at June 30, 2009 and 43,975,656 shares issued and outstanding at December 31, 2008	448	440
Additional paid-in capital	35,134,549	40,204,112
Accumulated deficit	(60,468,579)	(59,693,153)
Total stockholders’ deficiency	(25,333,582)	(19,488,601)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$4,655,078	$1,466,038

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$32,313	$45,676	$63,281	$54,009

COSTS AND EXPENSES:
Research and development	1,588,458	4,045,757	3,372,290	10,957,683
General and administrative	506,747	716,698	982,943	979,772
Total costs and expenses	2,095,205	4,762,455	4,355,233	11,937,455

LOSS FROM OPERATIONS	(2,062,892)	(4,716,779)	(4,291,952)	(11,883,446)

OTHER INCOME (EXPENSE):
Interest income	—	37,891	1,013	101,212
Loss on derivatives	(2,795,710)	—	(2,383,590)	—
Miscellaneous	2,250	2,250	4,732	4,500
Total other income (expense)	(2,793,460)	40,141	(2,377,845)	105,712
NET LOSS	(4,856,352)	(4,676,638)	(6,669,797)	(11,777,734)
PREFERRED STOCK DIVIDENDS	(884,723)	(530,468)	(1,652,906)	(933,248)
PREFERRED STOCK DEEMED DIVIDENDS	—	(4,417,315)	(714,031)	(4,417,315)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,741,075)	$(9,624,421)	$(9,036,734)	$(17,128,297)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.13)	$(0.24)	$(0.21)	$(0.44)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	44,142,669	39,360,272	44,059,624	39,351,432

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,669,797)	$(11,777,734)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,515	7,748
Loss on disposal of fixed assets	—	6,472
Stock-based compensation	360,089	257,035
Loss on derivatives	2,383,590	—
Changes in:
Prepaid expenses and other current assets	44,117	(42,247)
Accounts payable and accrued liabilities	(1,957,437)	1,132,560
Accrued compensation	(115,270)	(179,914)
Deferred revenue	(16,666)	483,833
Cash used in operating activities	(5,955,859)	(10,112,247)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(18,000)	(20,251)
Change in restricted cash	—	1,184,702
Cash provided by (used in) investing activities	(18,000)	1,164,451
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock and warrants, net	9,204,531	5,469,672
Dividends paid to preferred stockholders	—	(740,280)
Proceeds from exercise of stock option	—	1,000
Cash provided by financing activities	9,204,531	4,730,392
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,230,672	(4,217,404)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,262,452	9,741,518
CASH AND EQUIVALENTS AT END OF PERIOD	$4,493,124	$5,524,114
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividends on preferred stock	$714,031	$4,417,315
Dividends accrued but not paid to preferred stockholders	$1,451,325	$530,468
Dividends paid to preferred stockholders in shares of Series E preferred stock	$1,597,144	$—
Preferred stock dividends converted into shares of common stock	$75,200	$—
Relative fair value of warrants issued to preferred stockholders	$2,907,208	$1,302,592
Exchange of Series B preferred stock for Series D preferred stock	$—	$9,918,666
Exchange of Series D preferred stock for Series E preferred stock	$13,904,100	$—

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

The Company is devoting substantially all of its efforts toward the research and development of its products and has incurred operating losses since inception.  The process of developing products will continue to require significant research and development, non-clinical testing, clinical trials and regulatory approval.  The Company expects that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future. The Company believes that funds at June 30, 2009 will allow it to continue operations into late 2009. The primary endpoint of the Company’s Phase 3 clinical trial in non-small cell lung cancer is increased median overall survival, to be measured following the occurrence of 725 events (deaths). The Company anticipates that the results from its Phase 3 trial will be available in early 2010. The Company’s ability to execute its operating plan beyond late 2009 is dependent on its ability to obtain additional capital (including through the sale of equity and debt securities at any time and by entering into collaborative arrangements for licensing rights in North America, which is not likely to occur before 2010) to fund its development activities.  The Company plans to actively pursue these alternatives during 2009 and 2010, but there can be no assurance that it will obtain the additional capital necessary to fund its business beyond late 2009.  The timing and content of the Phase 3 clinical trial results may impact the Company’s projected cash requirements and its ability to obtain capital.  Furthermore, continuing difficult conditions in the capital markets globally may adversely affect the ability of the Company to obtain funding in a timely manner.  The Company is continually evaluating measures to further reduce costs to preserve existing capital.  If the Company is unable to obtain sufficient additional funding, it will be required, beginning in late 2009, to scale back its administrative activities and clinical development programs, including the Phase 3 clinical development of its lead drug candidate, NOV-002, or it may be required to cease operations entirely.

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

Derivative Instruments - The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity in accordance with Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock  and EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”),  are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments since the agreements contain “down-round” provisions whereby the number of shares for which the options are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants.  The number of such warrants was 14,003,319 at January 1, 2009 and 15,094,857 at June 30, 2009.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value, or relative fair value when issued with other instruments, with subsequent changes in fair value charged (credited) to operations as a gain or loss on derivatives in each reporting period. If these instruments subsequently meet the requirements for equity classification under EITF 00-19 and EITF 07-5, the Company reclassifies the fair value to equity.  At June 30, 2009, these warrants represent the only outstanding derivative instruments issued or held by the Company.

2. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2009, the Company adopted EITF 07-5, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature.  As a result of the adoption of EITF 07-5, certain warrants that were previously determined to be indexed to the Company’s common stock upon issuance were determined not to be indexed to the Company’s common stock because they include ‘down-round’ anti-dilution provisions.  The fair value of the warrants at the dates of issuance totaling $6,893,000 was initially recorded as a component of additional paid-in capital. Upon adoption of EITF 07-5, in the first quarter of 2009, the Company recorded a decrease to the opening balance of additional-paid-in capital of $6,893,000 and recorded a decrease to accumulated deficit totaling $5,894,000, representing the decrease in the fair value of the warrants from the date of issuance to December 31, 2008.  The increase in fair value of the warrants of $2,796,000 during the three months ended June 30, 2009 and $2,384,000 during the six months ended June 30, 2009 has been included as a component of other income in the accompanying statement of operations for the respective period.  The fair value of the warrants at June 30, 2009 of $3,374,000 is included as a current liability in the accompanying balance sheet as of that date.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2009
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$3,374,257	$-	$3,374,257

The fair value of warrants has been estimated based on the closing price of the common stock at the valuation date using the Black-Scholes option pricing model with assumed volatility of 80%, terms ranging from nine to twenty months and discount rates ranging from 0.56% to 0.84%.

4. COLLABORATION AGREEMENTS

2009 Collaboration Agreement with Mundipharma

On February 11, 2009, Novelos entered into a collaboration agreement (the “Collaboration Agreement”) with Mundipharma International Corporation Limited (“Mundipharma”) to develop, manufacture and commercialize Licensed Products (as defined in the Collaboration Agreement), which includes the Company’s lead compound, NOV-002, in Europe and Asia/Pacific (excluding China) (the “Territory”).  Mundipharma is an independent associated company of Purdue Pharma L.P. (“Purdue”).

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

Mundipharma will pay Novelos $2.5 million upon the launch of NOV-002 in each country, up to a maximum of $25 million. In addition, Mundipharma will make fixed sales-based payments up to an aggregate of $60 million upon the achievement of certain annual sales levels payable once the annual net sales exceed the specified thresholds.  Mundipharma will also pay as royalties to Novelos, during the term of the Collaboration Agreement, a double-digit percentage on net sales of Licensed Products, based upon a four-tier royalty schedule, in countries within the Territory where Novelos held patents on the licensed technology as of the effective date of the agreement.  Royalties in countries in the Territory where Novelos does not hold patents as of the effective date will be paid at 50% of the royalty rates in countries where patents are held. The royalties will be calculated based on the incremental net sales in the respective royalty tiers and shall be due on net sales in each country in the Territory where patents are held until the last patent expires in the respective country.  In countries in the Territory where Novelos does not hold patents as of the effective date of the Collaboration Agreement, royalties will be due until the earlier of 15 years from the date of the Collaboration Agreement or the introduction of a generic in the respective country resulting in a 20% drop in Mundipharma’s market share in such country.

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

2007 Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd.

In December 2007 the Company entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd. (“Lee’s Pharm”).  Pursuant to this agreement, Lee’s Pharm obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in Hong Kong, Macau, China and Taiwan (the “Lee’s Pharm Territory”).  Under the terms of the agreement the Company received a license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharm.  This initial $500,000 payment received is being amortized over the estimated term of this agreement, 15 years.  Accordingly, $8,333 and $16,666 of license revenue was recognized in each of the three and six month periods, respectively, ended June 30, 2009 and 2008.

The Company will receive royalty payments of 20-25% of net sales of NOV-002 in the Lee’s Pharm Territory and will receive royalty payments of 12-15% of net sales of NOV-205 in the Lee’s Pharm Territory. Lee’s Pharm will also reimburse the Company for the manufacturing cost of pharmaceutical products provided to Lee’s Pharm in connection with the agreement.  Lee’s Pharm has committed to spend a minimum amount on development in the first four years of the agreement. The agreement expires upon the expiration of the last patent covering any of the licensed products, or twelve years from the date of the first commercial sale in China, whichever occurs later.

5. STOCKHOLDERS’ DEFICIENCY

Series E Preferred Stock Private Placement

Sale of Series E Preferred Stock to Purdue Pharma

Concurrently with the execution of the Collaboration Agreement, Novelos sold to Purdue 200 shares of a newly created series of the Company’s preferred stock, designated “Series E Convertible Preferred Stock”, par value $0.00001 per share (the “Series E Preferred Stock”), and a warrant (the “Series E Warrant”) to purchase 9,230,769 shares of Novelos common stock for an aggregate purchase price of $10,000,000 (the “Series E Financing”).  Pursuant to the related securities purchase agreement with Purdue (the “Purchase Agreement”), Purdue has the right to designate one observer to attend all meetings of the Company’s Board of Directors, committees thereof and access to all information made available to members of the Board.  This right shall last until such time as Purdue no longer holds at least one-half of the Series E Preferred Stock issued to them at closing. Purdue has the right to participate in future equity financings that each result in proceeds to the Company of at least $20 million.

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

Registration Rights Agreement

Simultaneous with the execution of the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Purdue and the Series D Investors.  The Registration Rights Agreement requires Novelos to file with the Securities and Exchange Commission no later than 5 business days following the six-month anniversary of the execution of the Purchase Agreement, a registration statement covering the resale of (i) a number of shares of common stock equal to 100% of the shares issuable upon conversion of the Series E Preferred Stock (excluding 12,000,000 shares of common stock issuable upon conversion of the Series E Preferred Stock issued in exchange for shares of outstanding Series D Preferred Stock as described below that are included on a prior registration statement), (ii) 9,230,769 shares of common stock issuable upon exercise of the warrants issued to Purdue and (iii) 11,865,381 shares of common stock issuable upon exercise of warrants held by the Series D Investors. Novelos will be required to use its best efforts to have the registration statement declared effective and to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing.  In the event Novelos fails to file the registration statement within the timeframe specified by the Registration Rights Agreement, it will be required to pay to Purdue and the Series D Investors liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the Series E Preferred Stock and warrants until the delinquent registration statement is filed.  Novelos will be allowed to suspend the use of the registration statement for not more than 15 consecutive days or for a total of not more than 30 days in any 12 month period.  The Registration Rights Agreement replaces a prior agreement dated April 11, 2008 between Novelos and the Series D Investors.

The Company has an obligation to maintain an effective registration statement covering 12,000,000 shares of common stock issuable upon Series E Preferred Stock, pursuant to a registration rights agreement dated May 3, 2007, as amended.  The agreement, as amended, requires the Company to use its best efforts to keep a registration statement covering 12,000,000 shares of common stock continuously effective under the Securities Act until the earlier of the date when all securities covered by this registration statement have been sold or May 3, 2010.   In the event the Company does not fulfill the requirements of the registration rights agreement, the Company is required to pay to the investors liquidated damages equal to 1.5% per month of the aggregate purchase price of the preferred stock and warrants until the requirements have been met.  The second post-effective amendment was declared effective on April 27, 2009. As of June 30, 2009, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

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

Accounting Treatment of Series E Financing

The terms of the Series E Preferred Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded as redeemable preferred stock outside of permanent equity in the balance sheet as of June 30, 2009.  The gross proceeds of $10,000,000 received in conjunction with the Series E Financing were allocated on a relative fair value basis between the Series E Preferred Stock and the warrants.  The relative fair value of the warrants issued to investors of $2,907,000 was recorded as additional paid-in capital while the relative fair value of the Series E Preferred Stock of $7,093,000 was recorded as temporary equity.  The carrying value of the Series E Preferred Stock was immediately adjusted to its fair value of $7,385,000 based on the fair value of the as-converted common stock.  The difference of $292,000 represents a beneficial conversion feature and was recorded as a deemed dividend to preferred stockholders. Issuance costs related to the Series E Financing of $795,000 were netted against temporary equity.  The Series E Preferred Stock that was issued in payment of dividends was initially recorded in temporary equity at the value of the dividends that had accrued totaling $1,597,000. This amount was then adjusted to the fair value of $1,179,000 based on the fair value of the as-converted common stock.  The difference of $418,000 was recorded as an offset to the deemed dividends recorded.  The Series E Preferred Stock that was issued in exchange for outstanding shares of Series D Preferred Stock was recorded at $13,904,000, the carrying value of the shares of Series D Preferred Stock as of the date of the exchange.

As a result of the modification to the warrants to extend their expiration by approximately 32 months that occurred in connection with the exchange of all outstanding shares of Series D Preferred Stock for shares of Series E Preferred Stock, in the six months ended June 30, 2009, a deemed dividend of $840,000 was recorded.  This amount represents the incremental fair value of the warrants immediately before and after modification using the Black-Scholes option pricing model, volatility of 80%, discount rates of 1.54% and 2.17% and the remaining terms.

Since the Company has concluded it is not probable that an event will occur which would allow the holders of Series E Preferred Stock to elect to receive a liquidation payment, the carrying value will not be adjusted until the time that such event becomes probable. The liquidation preference (redemption value) is $33,401,669 at June 30, 2009.

Conversions of Preferred Stock – During the three month period ended June 30, 2009, 35 shares of the Company’s Series C preferred stock, having an aggregate stated value of $420,000, and accumulated dividends thereon were converted into 761,843 shares of the Company’s common stock.

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of June 30, 2009.

Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Bridge Loans	720,000	$0.625	April 1, 2010
2005 PIPE - Placement agents and finders	1,025,313	$0.65	August 9, 2010
Series A Preferred:
Investors – September 30, 2005 closing	909,090	$0.65	September 30, 2010
Investors – October 3, 2005 closing	60,606	$0.65	October 3, 2010
2006 PIPE – Investors and placement agents	12,379,848	$1.82	March 7, 2011
Series B Preferred:
Investors	7,500,000	$0.65	December 31, 2015
Placement agents	900,000	$1.25	May 2, 2012
Series C Exchange	1,333,333	$1.25	May 2, 2012
Series D Preferred	4,365,381	$0.65	December 31, 2015
Series E Preferred	9,230,769	$0.65	December 31, 2015

Total	38,424,340

During the three month period ended June 30, 2009, the Company issued 6,112 shares of  common stock in connection with the cashless exercise of warrants to purchase 20,830 shares of the Company’s common stock. The warrants had an expiration date of August 9, 2010 and an exercise price of $0.65 per share.

Other than those described above, there have been no warrant exercises through June 30, 2009.  See Note 9 for a description of warrant exercises which occurred subsequent to June 30, 2009.

6. STOCK-BASED COMPENSATION

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Employee and director stock option grants:
Research and development	$35,286	$85,954	$71,546	$114,284
General and administrative	75,304	57,665	157,319	116,552
	110,590	143,619	228,865	230,836
Non-employee consultants stock option grants and restricted stock awards:
Research and development	75,504	9,245	78,833	9,315
General and administrative	47,408	16,482	52,391	16,884
	122,912	25,727	131,224	26,199

Total stock-based compensation	$233,502	$169,346	$360,089	$257,035

Determining Fair Value

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Volatility	80%	80%
Weighted-average volatility	80%	80%
Risk-free interest rate	2.65%	3.14%
Expected life (years)	5	5
Dividend	0%	0%
Weighted-average exercise price	$ 0.58	$ 0.60
Weighted-average grant-date fair value	$ 0.38	$ 0.39

There were no stock option grants during the six months ended June 30, 2009.

A summary of stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	7,279,825	$0.60	7.9	$989,718
Options granted	—
Outstanding at June 30, 2009	7,279,825	$0.60	7.3	$3,333,459
Exercisable at June 30, 2009	4,566,482	$0.68	6.2	$2,161,115

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of June 30, 2009 there was approximately $690,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, 33%, 44% and 23% are expected to be recognized during 2009, 2010 and 2011, respectively.  The Company expects 2,713,343 in unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2009 was $0.41 and $0.30, respectively.

In January 2009, the Company modified the terms of options to purchase 40,000 shares of common stock held by two employees to vest all unvested options and to extend the expiration dates of the options. The modification was made in connection with the termination of the two employees to reduce costs. During the six months ended June 30, 2009, incremental stock-based compensation expense of $8,000 was recorded in connection with the modification of the option terms.

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock and accumulated dividends.  Since the Company has a net loss for all periods presented, the inclusion of common stock equivalents in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock options	7,279,825	5,182,651	7,279,825	5,182,651
Warrants	38,424,340	34,713,048	38,424,340	34,713,048
Conversion of preferred stock	56,593,880	36,829,192	56,593,880	36,829,192

8. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial-statement and income-tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three and six months ended June 30, 2009 because the Company has experienced losses since inception. The Company has not recorded deferred tax assets as their realization is uncertain.

9. SUBSEQUENT EVENTS

In July 2009, 8.75 shares of the Company’s Series E Preferred Stock, having an aggregate stated value of $437,500, and accumulated dividends thereon were converted into 696,465 shares of the Company’s common stock.

In July 2009, the Company issued 72,916 shares of its common stock in connection with the cashless exercise of warrants to purchase an aggregate of 262,503 shares of the Company’s common stock. The warrants had an expiration date of August 2, 2010 and an exercise price of $0.65 per share.

In August 2009, 21 shares of the Company’s Series E Preferred Stock, having an aggregate stated value of $1,050,000 and accumulated dividends thereon were converted into 1,684,845 shares of the Company’s common stock.

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

NOV-002, our lead compound, is currently in Phase 3 development for non-small cell lung cancer.  NOV-002 is intended for use in combination with chemotherapy to act as a chemopotentiator  and chemoprotectant.  Three separate Phase 2 trials demonstrated clinical activity and safety of NOV-002 in combination with chemotherapy in non-small cell lung cancer.  In May 2006, we finalized a Special Protocol Assessment (SPA) with the FDA for a single pivotal Phase 3 trial in advanced non-small cell lung cancer in combination with first-line chemotherapy, and received Fast Track designation in August 2006. Patient enrollment commenced in November 2006 and targeted enrollment was reached in March 2008.  The primary endpoint of the Phase 3 trial is increased median overall survival, to be measured following the occurrence of 725 events (deaths).  We anticipate that results for this trial will be available in early 2010.

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

Based on results to-date, in 2009 and 2010 we intend to initiate several Phase 2 trials with NOV-002 in cancers.  Our ability to initiate these trials, and the timing of such trials, will depend on available funding, principally from collaborative arrangements or the issuance of debt or equity securities.

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

We have a partnership with Mundipharma International Corporation Limited (“Mundipharma”) to develop and commercialize NOV-002 in Europe and Japan.  We have a partnership with Lee’s Pharmaceutical (HK) Ltd. (“Lee’s Pharm”) to develop and commercialize NOV-002 and NOV-205 in China.

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

Three Months Ended June 30, 2009 and 2008

Revenue.  During the three months ended June 30, 2009 and 2008 we recognized $8,000 in license fees in connection with our collaboration with Lee’s Pharm, which commenced in December 2007.  Under the terms of our agreement with Lee’s Pharm, the Company received a license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharm.  The $500,000 initial payment received is being amortized over the estimated term of the agreement, 15 years.  During the three months ended June 30, 2009, we also recognized $24,000 in grant revenue related to a grant received from the U.S. Department of Health and Human Services. The related costs are included as a component of research and development expense.

Research and Development.   Research and development expense for the three months ended June 30, 2009 was $1,588,000, compared to $4,046,000 for the same period in 2008. The $2,458,000, or 61%, decrease in research a nd development expense was due to a combination of factors.  In March 2008, we reached the enrollment target for our Phase 3 clinical trial of NOV-002, and an increasing number of patients completed their treatment regimen throughout 2008.   As a result, certain clinical costs have leveled off or declined. Contract research services such as those related to clinical research organizations, consultants and central laboratory services decreased by $979,000.  Clinical investigator expenses, which are affected by the number of patients that remain on treatment, decreased by $1,394,000.  Salaries and overhead costs decreased by $100,000.  These increases were offset by a $15,000 increase in stock compensation expense.

General and Administrative.   General and administrative expense for the three months ended June 30, 2009 was $507,000, compared to $717,000 for the same period in 2008. The $210,000, or 29%, decrease was due to a $143,000 decrease in professional fees and a $116,000 decrease in salaries and overhead. These decreases were a result of actions taken to reduce discretionary spending in order to conserve cash. Stock-based compensation increased by $49,000.

Interest Income.    Interest income for the three months ended June 30, 2009 was $0 compared to $38,000 for the same period in 2008.  During the three months ended June 30, 2009, our cash was on deposit in a non-interest bearing account that is fully insured by the FDIC.

Loss on derivatives – Effective January 1, 2009, we adopted EITF 07-5. As a result of the adoption of EITF 07-5, we recorded a loss on derivatives of $2,796,000 during the three months ended June 30, 2009. This amount represents the increase in fair value, during the three months ended June 30, 2009, of outstanding warrants which contain “down-round” anti-dilution provisions, whereby the number of shares for which the options are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Preferred Stock Dividends.   During the quarter ended June 30, 2009, we accrued $885,000 in dividends with respect to our Series C and E preferred stock.  During the three months ended June 30, 2009, preferred stock dividends accrued on shares of Series C preferred stock totaling $75,200 were converted into shares of common stock.  At June 30, 2009, accrued dividends totaling $1,670,000 remain unpaid.

During the three months ended June 30, 2008 we accrued $530,000 of dividends with respect to our Series C and Series D preferred stock.  During the three months ended June 30, 2008 we also recorded deemed dividends to preferred stockholders totaling $4,417,000.  This amount represents the value attributed to the reduction in exercise and conversion prices of the warrants and Series B preferred stock issued in May 2007 in connection with the financing that occurred in April 2008.

The deemed dividends, cash dividends and accrued dividends have been included in the calculation of net loss attributable to common stockholders of $5,741,000, or $0.13 per share, for the three months ended June 30, 2009 and $9,624,000 or $0.24 per share, for the three months ended June 30, 2008.  The deemed dividends and cash dividends are excluded from our net loss (from operating activities) of $4,856,000 or $0.11 per share, for the three months ended June 30, 2009 and $4,677,000 or $0.12 per share, for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Revenue.  During the six months ended June 30, 2009 and 2008 we recognized $17,000 in license fees in connection with our collaboration with Lee’s Pharm, which commenced in December 2007.  Under the terms of our agreement with Lee’s Pharm, the Company received a license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharm.  The $500,000 initial payment received is being amortized over the estimated term of the agreement, 15 years.  During the six months ended June 30, 2009 and 2008, we also recognized $47,000 and $37,000, respectively, in grant revenue related to a grant received from the U.S. Department of Health and Human Services. The related costs are included as a component of research and development expense.

Research and Development.    Research and development expense for the six months ended June 30, 2009 was $3,372,000, compared to $10,958,000 for the same period in 2008. The $7,586,000, or 69%, decrease in research an d development expense was due to a combination of factors.  In March 2008, we reached the enrollment target for our Phase 3 clinical trial of NOV-002, and an increasing number of patients completed their treatment regimen throughout 2008.   As a result, certain clinical costs have leveled out or declined. Contract research services such as those related to clinical research organizations, consultants and central laboratory services decreased by $2,509,000.  Clinical investigator expenses, which are affected by the number of patients that remain on treatment, decreased by $2,769,000.  The cost of chemotherapy drug to be provided to patients in Europe decreased by $1,754,000 and drug manufacturing and distribution costs (including storing and shipping chemotherapy drug) decreased by $434,000. Salaries and overhead costs decreased by $147,000.  These decreases were offset by a $27,000 increase in stock compensation expense.

General and Administrative.    General and administrative expense for the six months ended June 30, 2009 was $983,000. We recorded general and administrative expense of $980,000 for the same period in 2008. However, during the six months ended June 30, 2008 we recorded a $404,000 credit to account for a waiver of potential liquidated damages associated with registration rights agreements.  We had previously accrued an estimate for such damages in 2007. Without this $404,000 credit, general and administrative expense during the six months ended June 30, 2008 would have been $1,384,000, representing a decrease of $401,000, or 29% during the six months ended June 30, 2009 compared to the same period in the prior year.  This decrease is due principally to a $264,000 decrease in professional fees and a $213,000 decrease in salaries and overhead costs which were a result of actions taken to reduce discretionary spending in order to conserve cash. The decrease was partially offset by an increase in stock-based compensation of $76,000.

Interest Income.   Interest income for the six months ended June 30, 2009 was $1,000 compared to $101,000 for the same period in 2008.  Beginning in March 2009, our cash was on deposit in a non-interest bearing account that is fully insured by the FDIC.

Loss on derivatives – Effective January 1, 2009, we adopted EITF 07-5. As a result of the adoption of EITF 07-5, we recorded a loss on derivatives of $2,384,000 during the six months ended June 30, 2009. This amount represents the decrease in fair value, during the six months ended June 30, 2009, of outstanding warrants which contain “down-round” anti-dilution provisions, whereby the number of shares for which the options are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Preferred Stock Dividends.   During the six months ended June 30, 2009, we accrued $1,653,000 in dividends with respect to our Series C, D and E preferred stockholders. On February 11, 2009, all shares of Series D preferred stock and accrued dividends thereon totaling $1,597,000 (including $202,000 that accrued during the six months ended June 30, 2009) were exchanged for Series E preferred stock. The remaining accrued dividends have not been paid. During the six months ended June 30, 2009, we also recorded deemed dividends to preferred stockholders totaling $714,000.  This amount was recorded in connection with the financing that occurred in February 2009 and represents the value attributed to the modification of certain warrants less the net adjustment required to record the newly issued shares of Series E preferred stock at fair value, as described in Note 5 to the financial statements.

During the six months ended June 30, 2008, we paid cash dividends to Series B and Series C preferred stockholders of $740,000 and accrued $530,000 of dividends due to our Series C and D preferred stockholders.  During the six months ended June 30, 2008 we also recorded deemed dividends to preferred stockholders totaling $4,417,000.  This amount represents the value attributed to the reduction in exercise and conversion prices of the warrants and preferred stock issued in May 2007 in connection with the financing that occurred in April 2008.

The deemed dividends, cash dividends and accrued dividends have been included in the calculation of net loss attributable to common stockholders of $9,037,000, or $0.21 per share, for the six months ended June 30, 2009 and $17,128,000, or $0.44 per share, for the six months ended June 30, 2008.  The deemed dividends and cash dividends are excluded from our net loss (from operating activities) of $6,670,000 or $0.15 per share, for the six months ended June 30, 2009 and $11,778,000, or $0.30 per share, for the six months ended June 30, 2008.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of securities and the issuance of debt (which was subsequently paid off or converted into equity). As of June 30, 2009, we had $4,493,000 in cash and equivalents.

During the six months ended June 30, 2009, approximately $5,956,000 in cash was used in operations, primarily due to a net loss of $6,670,000 and a net decrease of $2,073,000 in accounts payable and accrued liabilities.  Other changes in working capital provided cash of $27,000. The cash impact of the net loss was reduced by a $2,384,000 non-cash loss on derivatives, non-cash stock-based compensation expense of $360,000 and depreciation and amortization of fixed assets totaling $16,000.

During the six months ended June 30, 2009, we purchased $18,000 in fixed assets and received net proceeds of $9,205,000 from the sale of our Series E preferred stock.

We believe that our funds at June 30, 2009 will allow us to continue operations at budgeted levels into late 2009. The primary endpoint of our Phase 3 clinical trial in non-small cell lung cancer is increased median overall survival, to be measured following the occurrence of 725 events (deaths). We anticipate that the results from this trial will be available in early 2010.  Our ability to execute our operating plan beyond late 2009 is dependent on our ability to obtain additional capital (including through the sale of equity and debt securities at any time and by entering into collaborative arrangements for licensing rights in North America, which is not likely to occur before 2010) to fund our development activities. We plan to pursue these alternatives during 2009 and 2010, but there can be no assurance that we will obtain the additional capital necessary to fund our business beyond late 2009.  The timing and content of the Phase 3 clinical trial results may impact our projected cash requirements and our ability to obtain capital. Furthermore, continuing adverse conditions in the capital markets globally may affect our ability to obtain funding in a timely manner. We are continuously evaluating measures to further reduce our costs to preserve existing capital.  If we are unable to obtain sufficient additional funding, we will be required, beginning in late 2009, to scale back our administrative activities and clinical development programs, including the Phase 3 clinical development of our lead drug candidate, NOV-002, or we may be required to cease operations entirely.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second quarter of 2009 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The report from our independent registered public accounting firm included with our annual report on Form 10-K indicates that factors exist that raise substantial doubt about our ability to continue as a going concern. We believe that our funds at June 30, 2009 will allow us to continue operations at budgeted levels into late 2009.  The primary endpoint of our Phase 3 clinical trial in non-small cell lung cancer is increased median overall survival, to be measured following the occurrence of 725 events (deaths).  We anticipate that the results from this trial will be available in early 2010.  Our ability to execute our operating plan beyond late 2009 is dependent on our ability to obtain additional capital (including through the sale of equity and debt securities at any time and by entering into collaborative arrangements for licensing rights in North America, which is not likely to occur before 2010) to fund our development activities. We plan to pursue these alternatives during 2009, but there can be no assurance that we will obtain the additional capital necessary to fund our business beyond late 2009. The timing and content of the Phase 3 clinical trial results may affect our projected cash requirements and our ability to obtain capital. Furthermore, continuing adverse conditions in the capital markets globally may impair our ability to obtain funding in a timely manner. We are continuously evaluating measures to further reduce our costs to preserve existing capital.  If we are unable to obtain sufficient additional funding, we will be required, beginning in late 2009, to scale back our administrative activities and clinical development programs, including the Phase 3 clinical development of our lead drug candidate, NOV-002, or we may have to cease our operations entirely.

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

Even though our board of directors may determine that any of these actions are in the best interest of the Company or our shareholders, we may be unable to complete them if we do not get the approval of specific holders of the outstanding shares of Series E Preferred Stock.  The interests of the holders of Series E preferred stock may differ from those of stockholders generally.  Moreover, the relationship of Purdue Pharma with Mundipharma (our collaborator on most non-U.S. development, manufacturing and commercialization of NOV-002) has the potential of creating situations where the interests of the Company and those of Purdue Pharma may conflict.  If we are unable to obtain consent from each of the holders identified above, we may be unable to complete actions or transactions that our board of directors determines are in the best interest of the Company and its shareholders.

We have not paid dividends to preferred stockholders totaling $1,670,000 as of June 30, 2009 and we may be unable to pay dividends to preferred stockholders when due in future periods.

Our ability to pay cash dividends on stated future dividend payment dates will be dependent on a number of factors including the timing of future financings and the amount of net losses in future periods. We anticipate that future dividends on Series E preferred stock will be paid by issuing shares of common stock or additional shares of Series E preferred stock, which will result in additional dilution to existing shareholders. We anticipate that the accrued unpaid dividend on our Series C preferred stock ($540,000 at June 30, 2009) will continue to accumulate.

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

NOVELOS THERAPEUTICS, INC.

Date: August 6, 2009	By:	/s/ Harry S. Palmin
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