Form 10-Q
period 2010-03-31
NOVELOS THERAPEUTICS, INC.
filed 2010-05-17
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 90,502,606 shares of common stock, $0.00001 par value per share, as of May 14, 2010.

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS
	March 31,	December 31,
	2010 (unaudited)	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,611,732	$8,769,529
Prepaid expenses and other current assets	150,497	102,923
Total current assets	5,762,229	8,872,452
FIXED ASSETS, NET	16,807	44,097
DEPOSITS	15,350	15,350
TOTAL ASSETS	$5,794,386	$8,931,899

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,895,457	$3,299,217
Accrued compensation	7,689	245,711
Accrued dividends	2,924,673	2,902,963
Derivative liability (see Note 2)	4,756	10,486,594
Deferred revenue – current	33,333	33,333
Total current liabilities	5,865,908	16,967,818
DEFERRED REVENUE – NONCURRENT	391,667	400,000
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series E convertible preferred stock, $0.00001 par value; 735 shares designated; 408.264045 and 548.26078125 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively (liquidation preference $22,505,555 at March 31, 2010)	13,770,026	18,459,619
STOCKHOLDERS’ DEFICIENCY:
Preferred Stock, $0.00001 par value; 7,000 shares authorized: Series C cumulative convertible preferred stock; 272 shares designated; 204 shares issued and outstanding at March 31, 2010 and December 31, 2009 (liquidation preference $3,280,320 at March 31, 2010)	—	—
Common stock, $0.00001 par value; 225,000,000 shares authorized; 90,385,939 and 69,658,002 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	904	697
Additional paid-in capital	56,487,847	49,175,853
Accumulated deficit	(70,721,966)	(76,072,088)
Total stockholders’ deficiency	(14,233,215)	(26,895,538)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$5,794,386	$8,931,899

See notes to financial statements.

 NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUE	$8,333	$30,968

COSTS AND EXPENSES:
Research and development	1,910,889	1,783,832
General and administrative	644,763	476,197
Total costs and expenses	2,555,652	2,260,029

LOSS FROM OPERATIONS	(2,547,319)	(2,229,061)

OTHER INCOME:
Interest income	—	1,013
Gain on derivative warrants (see Note 1)	7,897,441	412,120
Miscellaneous	—	2,483
Total other income	7,897,441	415,616
NET INCOME (LOSS)	5,350,122	(1,813,445)
PREFERRED STOCK DIVIDENDS	(656,635)	(768,183)
PREFERRED STOCK DEEMED DIVIDENDS	—	(714,031)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,693,487	$(3,295,659)
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.06	$(0.07)
SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	79,919,670	43,975,656

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.02	$(0.07)
SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	134,925,138	43,975,656

See notes to financial statements.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,350,122	$(1,813,445)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	27,290	6,231
Stock-based compensation	(97,479)	126,587
Gain on derivative warrants	(7,897,441)	(412,120)
Changes in:
Prepaid expenses and other current assets	(47,574)	41,290
Accounts payable and accrued liabilities	(403,760)	(1,260,400)
Accrued compensation	(238,022)	(172,381)
Deferred revenue	(8,333)	(8,333)
Cash used in operating activities	(3,315,197)	(3,492,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E convertible preferred stock and warrants, net	—	9,204,531
Proceeds from exercise of stock options	157,400	—
Cash provided by financing activities	157,400	9,204,531
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,157,797)	5,711,960
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	8,769,529	1,262,452
CASH AND EQUIVALENTS AT END OF PERIOD	$5,611,732	$6,974,412
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Dividends accumulated on shares of Series E preferred stock exchanged or converted into shares of common stock	$634,925	$1,597,144
Fair value of derivative warrants upon adoption of new accounting principle	$—	$998,945
Fair value of derivative warrants reclassified to additional paid-in capital upon cashless exercise	$2,584,397	$—
Carrying value of redeemable preferred stock converted into common stock	$4,689,593	$—
Exchange of Series D for Series E preferred stock	$—	$13,904,100
Relative fair value of warrants issued to stockholders	$—	$2,907,208

See notes to financial statements.

Novelos Therapeutics, Inc.
Notes to Financial Statements

1.    NATURE OF BUSINESS, BASIS OF PRESENTATION

Novelos Therapeutics, Inc. (‘‘Novelos’’ or the ‘‘Company’’) is a biopharmaceutical company developing oxidized glutathione-based compounds for the treatment of cancer and hepatitis. Novelos is also seeking to expand its product pipeline by licensing or acquiring clinical stage compounds or technologies for oncology indications.  Novelos owns exclusive worldwide intellectual property rights (excluding Russia and other states of the former Soviet Union (the “Russian Territory”), but including Estonia, Latvia and Lithuania) related to certain clinical compounds and other pre-clinical compounds based on oxidized glutathione.

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

On February 24, 2010, the Company announced that its Phase 3 clinical trial for NOV-002 in non-small cell lung cancer (“NSCLC”) (the “Phase 3 Trial”) did not meet its primary endpoint of a statistically significant increase in median overall survival.  Following evaluation of the detailed trial data, on March 18, 2010, the Company announced that the secondary endpoints had also not been met in the Phase 3 Trial and that it had discontinued development of NOV-002 for NSCLC in combination with first-line paclitaxel and carboplatin chemotherapy, although development for other indications is continuing.

The Company has generated insignificant revenues and has incurred operating losses since inception in devoting substantially all of its efforts toward research and development. The process of developing new products will continue to require significant research and development, non-clinical testing, clinical trials and regulatory approval.  The Company expects that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future.  The Company believes that it has adequate cash to fund these ongoing activities into early in the first quarter of 2011.  The Company’s ability to execute its operating plan beyond early in the first quarter of 2011 is dependent on its ability to obtain additional capital, during 2010, principally through the sale of equity and/or debt securities.  The negative outcome of the Phase 3 Trial, as well as continuing difficult conditions in the capital markets globally, may adversely affect the ability of the Company to obtain funding in a timely manner.  If the Company is unable to obtain sufficient additional funding, it will be required, beginning in mid- to late-2010, to scale back its administrative and clinical development activities and may be required to cease its operations entirely. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary capital.  In the interim, the Company is continuously evaluating measures to reduce costs to preserve existing capital.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other quarterly periods or for the entire year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest annual report for the year ended December 31, 2009 on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010. The report from the Company’s independent registered public accounting firm dated March 23, 2010 and included with its annual report on Form 10-K indicated that factors exist that raised substantial doubt about the Company’s ability to continue as a going concern.

Comprehensive Income (Loss) – The Company had no components of comprehensive income (loss) other than the net income (loss) in all periods presented.

Derivative Instruments – The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments since the agreements contain “down-round” provisions whereby the number of shares for which the options are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants.  The number of such warrants was 5,710,027 at March 31, 2010.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value, or relative fair value, when issued with other instruments, with subsequent changes in fair value recorded as a component of gain or loss on derivatives in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity.  At March 31, 2010, these warrants represent the only outstanding derivative instruments issued or held by the Company.  As a result of the significant decline in the Company’s stock price following the announcement of the results of the Phase 3 Trial, the Company recorded a gain of approximately $7,897,000 during the three months ended March 31, 2010 in connection of revaluation of the derivative liability balance at March 31, 2010.

2.    FAIR VALUES OF ASSETS AND LIABILITIES

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$4,756	$-	$4,756

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$10,486,594	$-	$10,486,594

The fair value of warrants has been estimated using the Black-Scholes option pricing model based on the closing price of the common stock at the valuation date, estimated volatility of 90%, terms ranging from four to eleven months at March 31, 2010 and three to fourteen months at December 31, 2009 and risk-free interest rates ranging from 0.02% to 0.47% at March 31, 2010 and 0.04% to 0.47% at December 31, 2009.

3.    COLLABORATION AGREEMENTS

2007 Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd.

In December 2007 the Company entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd. (“Lee’s Pharm”).  Pursuant to this agreement, Lee’s Pharm obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in China, Hong Kong, Taiwan and Macau (the “Chinese Territory”).  Under the terms of the agreement the Company received a license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharm.  This initial $500,000 payment received is being amortized over the estimated term of this agreement, 15 years.  Accordingly, $8,000 of license revenue was recognized in each of the three-month periods ended March 31, 2010 and 2009.

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

2009 Collaboration Agreement with Mundipharma

On February 11, 2009, Novelos entered into a collaboration agreement (the “Collaboration Agreement”) with Mundipharma International Corporation Limited (“Mundipharma”) to develop, manufacture and commercialize, on an exclusive basis, Licensed Products (as defined in the Collaboration Agreement), which includes the Company’s lead compound, NOV-002, in Europe (other than the Russian Territory), Asia (other than the Chinese Territory) and Australia (collectively referred to as the “Mundipharma Territory”).  Mundipharma is an independent associated company of Purdue Pharma, L.P. (“Purdue”).  The Collaboration Agreement provides for Mundipharma to pay the Company royalties and fixed milestone payments based on sales and commercial launches in the licensed territories.

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

Concurrently with the execution of the Collaboration Agreement, Novelos completed a private placement of Series E preferred stock and common stock purchase warrants to Purdue.

The Company expects that the negative results of its Phase 3 Trial will adversely affect development and commercialization of NOV-002 under the collaboration agreements with Lee’s Pharm and Mundipharma.

4.   STOCKHOLDERS’ DEFICIENCY

Registration Rights Agreements

Simultaneous with the execution of the Series E preferred stock purchase agreement in 2009, the Company entered into a registration rights agreement (the “Series E Registration Agreement”) with Purdue and the investors in the Company’s Series D preferred stock (the “Series D Investors”).  The Series E Registration Agreement replaced a prior agreement dated April 11, 2008 between Novelos and the Series D Investors.  The Series E Registration Agreement required Novelos to file with the Securities and Exchange Commission (“SEC”) no later than 5 business days following the six-month anniversary of the execution of the Series E purchase agreement (the “Filing Deadline”), a registration statement covering the resale of (i) a number of shares of common stock equal to 100% of the shares issuable upon conversion of the Series E preferred stock (excluding 12,000,000 shares of common stock issuable upon conversion of the Series E preferred stock issued in exchange for shares of outstanding Series D preferred stock during 2008 that are included on a prior registration statement) and (ii) an aggregate of 21,096,150 shares of common stock issuable upon exercise of warrants issued in connection with Series B, Series D and Series E preferred stock.  Novelos was required to use its best efforts to have the registration statement declared effective and to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing of the Series E purchase agreement.  Purdue and the Series D Investors consented to extend the Filing Deadline to September 15, 2009.  The registration statement was filed on that date. The Series E Registration Agreement was amended on January 21, 2010 principally to consent to a reduction in the number of shares offered. The registration statement covering the resale of a total of 19,000,000 shares of the Company’s common stock was declared effective on February 12, 2010 and a post-effective amendment was declared effective on May 3, 2010.  The use of the registration statement may be suspended for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period.  The Company will use its reasonable best efforts to register the shares excluded from the registration statement as may be permitted by the SEC until such time as all of these shares either have been registered or may be sold without restriction in reliance on Rule 144 under the Securities Act.

As part of a common stock private placement in August 2009, the Company entered into a registration rights agreement with Purdue (the “Purdue Registration Agreement”).  The Purdue Registration Agreement requires the Company to file with the SEC no later than May 17, 2010, a registration statement covering the resale of all the shares of common stock issued pursuant to the August 2009 purchase agreement and all shares of common stock issuable upon exercise of the warrants issued pursuant to the August 2009 purchase agreement.  The Company is required to use its best efforts to have the registration statement declared effective and to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the final closing.  In the event the Company fails to file the registration statement timely, it will be required to pay Purdue liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the common stock until the delinquent registration statement is filed.  The Company will be allowed to suspend the use of the registration for not more than 15 consecutive days or for a total of not more than 30 days in any 12-month period.  As of March 31, 2010, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

Conversions of Preferred Stock – During the three months ended March 31, 2010, 140 shares of the Company’s Series E preferred stock, having an aggregate stated value of $7,000,000, and accumulated dividends thereon, were converted into 11,745,779 shares of common stock.  The associated carrying value of the converted shares totaling approximately $4,690,000 was reclassified to permanent equity from temporary equity.

Common Stock Warrants — The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of March 31, 2010:
Offering	Outstanding (as adjusted)	Exercise Price (as adjusted)	Expiration Date

2005 Issuance of Common Stock – placement agents	243,476	$0.65	August 9, 2010
Series A Preferred Stock	909,090	$0.65	September 30, 2010
2006 Issuance of Common Stock	4,557,461	$1.72	March 7, 2011
Series B Preferred Stock – placement agents	825,000	$1.25	May 2, 2012
Series C Exchange	1,250,000	$1.25	May 2, 2012
Series E Preferred Stock	9,230,769	$0.65	December 31, 2015
August 2009 Private Placement	4,772,730	$0.66	December 31, 2015

Total	21,788,526

During the three months ended March 31, 2010, a total of 8,182,158 shares of the Company’s common stock were issued upon the cashless exercise of warrants to purchase 13,732,580 shares of the Company’s common stock.  The Company reclassified a total of $2,584,000 from derivative liability to additional paid-in capital upon the exercise of warrants.  The following is a summary of the exercises:

Original private placement	Shares of Common Stock Issued	Warrants Exercised	Exercise Price

2005 Bridge Financing	314,982	400,000	$0.625
2005 Issuance of Common Stock – placement agents	226,544	317,350	$0.65
2006 Issuance of Common Stock	366,492	991,516	$1.72
Series B Preferred Stock – purchasers	4,545,447	7,500,000	$0.65
Series B Preferred Stock – placement agents	35,106	75,000	$1.25
Series D Preferred Stock	2,645,685	4,365,381	$0.65
Series C Exchange	47,902	83,333	$1.25

Total	8,182,158	13,732,580

5.  STOCK-BASED COMPENSATION

The following table summarizes amounts charged (credited) to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:
	Three Months Ended March 31,
	2010	2009

Employee and director stock option grants:
Research and development	$57,113	$36,260
General and administrative	82,928	82,015
	140,041	118,275
Non-employee consultant stock option grants:
Research and development	(210,825)	3,329
General and administrative	(26,695)	4,983
	(237,520)	8,312

Total stock-based compensation	$(97,479)	$126,587

There were no stock option grants during the three months ended March 31, 2010 or 2009.

A summary of stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	9,219,825	$0.63	7.5	$17,650,255
Options exercised	(800,000)	$0.20
Options cancelled	(150,000)	$2.20
Outstanding at March 31, 2010	8,269,825	$0.64	7.6	$230,992
Exercisable at March 31, 2010	5,044,805	$0.67	6.7	$230,992

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.  During the three months ended March 31, 2010, the total intrinsic value of options exercised was $636,000 and the total amount of cash received from exercise of these options was $157,000.

As of March 31, 2010, there was approximately $1,115,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, 41%, 41% and 18% is expected to be recognized during 2010, 2011 and 2012, respectively.  The Company expects 3,225,020 in unvested options to vest in the future.  The weighted-average grant-date fair value of both vested and unvested options outstanding at March 31, 2010 was $0.41.

In April 2010, options to purchase 116,667 shares of common stock at an exercise price of $0.01 per share were exercised. These options had an intrinsic value of $26,000 on the date of exercise.

6.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the sum of weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock and accumulated dividends.  Since the Company has a net loss for the three months ended March 31, 2009, the inclusion of common stock equivalents in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 2009.

The following table sets forth the shares and net income used in the diluted earnings per share computation for the three months ended March 31, 2010:

Numerator:
Net income available to common stockholders used in basic earnings per share calculation	$4,693,487

Derivative gain recorded on dilutive warrants	(2,340,515)
Dividends on convertible preferred stock	656,635

Net income available to common stockholders used in diluted earnings per share calculation	$3,009,607

Denominator:

Weighted average shares of common stock used in the computation of basic earnings per share	79,919,670

Dilutive effect of stock options	4,043,826
Dilutive effect of warrants to purchase common stock	12,185,984
Dilutive effect of convertible preferred stock	38,775,658

Shares used in computation of diluted earnings per share	134,925,138

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2010	2009

Stock options	607,463	7,279,825
Warrants	6,632,461	38,445,170
Conversion of preferred stock	—	54,670,982

7.   INCOME TAXES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Under this guidance, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2010 because the Company has experienced losses since inception. The net income reported for the three months ended March 31, 2010 is a result of the gain recorded on the revaluation of derivative warrant liability during that period, which is a nontaxable item.  The Company has not recorded deferred tax assets as their realization is uncertain.

8.  LITIGATION

A purported class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of the Company, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock in the period between December 14, 2009 and February 24, 2010, against the Company and its President and Chief Executive Officer, Harry S. Palmin.  On April 7, 2010, Novelos and Mr. Palmin filed a motion for an order to establish that their response to the complaint will not be due until some time after the court appoints a lead plaintiff and affords the lead plaintiff an opportunity to file a consolidated and amended complaint.  On May 4, 2010, motions were filed on behalf of three different individuals or groups, each seeking to be appointed lead plaintiff.  The court is expected to rule on those motions and appoint a lead plaintiff by June 2, 2010.  The complaint claims that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged disclosures related to the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  The Company believes the allegations are without merit and intends to defend vigorously against the allegations.  Legal costs related to the complaint will be expensed as incurred.

9.    SUBSEQUENT EVENTS

Retention Agreements

On May 14, 2010, the Company entered into retention agreements with each of its four vice-president executive officers.  The agreements provide for the lump-sum payment of six months’ base salary and benefits to each officer following a termination without cause or a resignation with good reason occurring on or before November 14, 2011.  The agreements further provide that if the executives remain employed with the Company as of October 1, 2010, they will receive a payment of two months’ base salary as a retention bonus on that date. The amount paid as a retention bonus will be deducted from the severance amounts that may become payable upon a subsequent involuntary termination. The agreements expire November 14, 2011.  The total amounts that may become payable to the named executive officers pursuant to the retention agreements are approximately $132,000 to Christopher Pazoles and $129,000 to Elias Nyberg.  Concurrently with the execution of the retention agreements, the employment agreement between the Company and Christopher Pazoles dated July 15, 2005 was terminated.  The employment agreement between the Company and Harry S. Palmin, the Company’s chief executive officer, remains unchanged.

On May 14, 2010, the Company entered into retention agreements with each of its three non-executive employees. The agreements provide for the lump-sum payment of six months’ base salary and benefits to each employee following a termination without cause or a resignation with good reason occurring on or before November 14, 2011.  The agreements expire November 14, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for unbilled contract service fees and amounts due to clinical research organizations, clinical investigators and contract manufacturers, the risk factors set forth below under the caption “Risk Factors” and the risk factors set forth in Item 1A of our annual report for the year ended December 31, 2009 on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

We are a biopharmaceutical company developing oxidized glutathione-based compounds for the treatment of cancer and hepatitis.  We are also seeking to expand our product pipeline by licensing or acquiring clinical stage compounds or technologies for oncology indications.

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

Quarters Ended March 31, 2010 and 2009

Revenue.  During the three months ended March 31, 2010 and 2009, we recognized $8,000 in license fees in each of the three-month periods in connection with our collaboration agreement with Lee’s Pharm.  During the three months ended March 31, 2009, we also recognized $23,000 in grant revenue related to a grant received from the U.S. Department of Health and Human Services.  The related costs are included as a component of research and development expense in that period.

Research and Development.  Research and development expense for the three months ended March 31, 2010 was $1,911,000, compared to $1,784,000 for the same period in 2009.  The $127,000, or 7%, increase in research and development expense was due to a combination of factors.  In anticipation of the results of our Phase 3 clinical trial of NOV-002 in advanced NSCLC, announced in February 2010, we increased certain preclinical research and manufacturing activities in preparation of a possible filing of a new drug application later in 2010. As a result, consulting costs related to preclinical and manufacturing work increased by $922,000.  In addition, clinical development costs for NOV-205 increased by $107,000 as a result of the commencement, in March 2010, of a Phase 2 trial evaluating NOV-205 in chronic hepatitis patients.  These increased costs were partially offset by a $687,000 decrease in clinical development costs for NOV-002 as a result of the completion of the Phase 3 trial in February 2010. Stock based compensation decreased $193,000 as a result of the decline in our stock price following the Phase 3 trial results. Salaries and overhead costs declined by $22,000 as a result of efforts to contain costs.

General and Administrative.  General and administrative expense for the three months ended March 31, 2010 was $645,000 compared to $476,000 in the same period in 2009.  The $169,000, or 36%, increase is due to a number of factors. First, professional fees increased by $135,000 principally due to increased corporate legal costs relating to the resale and registration of our securities.  Overhead costs increased by $64,000 principally resulting from an increase in liability insurance premium costs.  These increases were offset in part by a $30,000 decrease in stock compensation following a decline in our stock price in the first quarter of 2010.

Gain on Derivative Warrants.  Effective January 1, 2009, we adopted the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Topic 815-40, Derivatives and Hedging and, as a result, we recorded a gain on derivative warrants of $7,897,000 and $412,000 during the three months ended March 31, 2010 and 2009, respectively.  This amount represents the decrease in fair value, during the respective periods, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the options are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.  The large decrease in value of the liability during the three months ended March 31, 2010 is a result of the significant drop in our stock price following the announcement of negative Phase 3 Trial results on February 24, 2010. This gain is not taxable; accordingly, no tax provision has been recorded.

Preferred Stock Dividends.  During the three months ended March 31, 2010, we accrued $657,000 in dividends with respect to our Series C and E preferred stock.  During the three months ended March 31, 2009, we accrued $768,000 in dividends with respect to our Series C, D and E preferred stock.  On February 11, 2009, all shares of Series D preferred stock and accrued dividends thereon totaling $1,597,000 (including $202,000 that accrued during 2009 prior to the exchange) were exchanged for approximately 445.5 shares of Series E preferred stock.  During the three months ended March 31, 2009, we also recorded deemed dividends on preferred stock totaling $714,000.  This amount was recorded in connection with the financing that occurred in February 2009 and represents the value attributed to the modification of certain warrants less the net adjustment required to record the newly issued shares of Series E preferred stock at fair value.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of securities and the issuance of debt (which was subsequently paid off or converted into equity).  As of March 31, 2010, we had $5,612,000 in cash and equivalents.

During the three months ended March 31, 2010, approximately $3,315,000 in cash was used in operations.  We reported $5,350,000 in net income.  However, this included the following non-cash items: a $7,897,000 gain on derivative warrants, a $97,000 credit recorded for stock-based compensation and $27,000 in depreciation and amortization expense. After adjustment for these non-cash items, we used $642,000 in cash for payment of accounts payable and accrued liabilities.  Other changes in working capital used cash of $56,000.

During the three months ended March 31, 2010, we received $157,000 upon the exercise of stock options.

On February 24, 2010, we announced that our Phase 3 clinical trial for NOV-002 in NSCLC (the “Phase 3 Trial”) did not meet its primary endpoint of a statistically significant increase in median overall survival.  On March 18, 2010, we announced that the secondary endpoints had also not been met in the Phase 3 Trial and that we had discontinued development of NOV-002 for NSCLC in combination with first-line paclitaxel and carboplatin chemotherapy.

We are continuing development of NOV-002 in cancer indications other than NSCLC, continuing development of NOV-205 in hepatitis and are seeking to expand our product pipeline by acquiring or licensing clinical stage compounds or technologies for oncology indications.  We expect that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future.  We believe that we have adequate cash to fund these ongoing activities into early in the first quarter of 2011. Our ability to execute our operating plan beyond early in the first quarter of 2011 is dependent on our ability to obtain additional capital, during 2010, principally through the sale of equity and/or debt securities.  The negative outcome of the Phase 3 Trial, as well as continuing difficult conditions in the capital markets globally, may adversely affect our ability to obtain funding in a timely manner.   If we are unable to obtain sufficient additional funding, we will be required, beginning in mid- to late-2010, to scale back our administrative and clinical development activities and may be required to cease our operations entirely.  We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary capital. In the interim, we are continuously evaluating measures to reduce our costs to preserve existing capital.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first quarter of 2010 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A purported class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder on behalf of himself and all others who purchased or otherwise acquired our common stock in the period between December 14, 2009 and February 24, 2010, against Novelos and our President and Chief Executive Officer, Harry S. Palmin.  On April 7, 2010, Novelos and Mr. Palmin filed a motion for an order to establish that their response to the complaint will not be due until some time after the court appoints a lead plaintiff and affords the lead plaintiff an opportunity to file a consolidated and amended complaint.  On May 4, 2010, motions were filed on behalf of three different individuals or groups, each seeking to be appointed lead plaintiff.  The court is expected to rule on those motions and appoint a lead plaintiff by June 2, 2010.  The complaint claims that we violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged disclosures related to the Phase 3 clinical trial for NOV-002 in non-small cell lung cancer (“NSCLC”) (the “Phase 3 Trial”).  We believe the allegations are without merit and intend to defend vigorously against the allegations.

Item 1A.  Risk Factors

We will require additional capital to continue operations beyond early in the first quarter of 2011.

On February 24, 2010, we announced that our Phase 3 Trial did not meet its primary endpoint of a statistically significant increase in median overall survival.  On March 18, 2010, we announced that the secondary endpoints had not been met in the Phase 3 Trial and that we had discontinued development of NOV-002 for NSCLC in combination with first-line paclitaxel and carboplatin chemotherapy.  We are continuing development of NOV-002  in cancer indications other than NSCLC, continuing development of NOV-205 in hepatitis and are seeking to expand our product pipeline by acquiring or licensing clinical stage compounds or technologies for oncology indications.  We expect that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future.  We believe that we have adequate cash to fund these ongoing activities into early in the first quarter of 2011.  Our ability to execute our operating plan beyond early in the first quarter of 2011 is dependent on our ability to obtain additional capital, during 2010, principally through the sale of equity and/or debt securities.  The negative outcome of the Phase 3 Trial, as well as continuing difficult conditions in the capital markets globally, may adversely affect our ability to obtain funding in a timely manner. If we are unable to obtain sufficient additional funding, we will be required, beginning in mid- to late-2010, to scale back our administrative and clinical development activities and may be required to cease our operations entirely.  We plan to actively pursue financing alternatives during 2010, but there can be no assurance that we will obtain the necessary capital.  In the interim, we are continuously evaluating measures to reduce our costs to preserve existing capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2010 through March 31, 2010:

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

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

On May 14, 2010, we entered into retention agreements with each of our four vice-president executive officers.  The agreements provide for the lump-sum payment of six months’ base salary and benefits to each officer following a termination without cause or a resignation with good reason occurring on or before November 14, 2011.  The agreements further provide that if the executives remain employed with us as of October 1, 2010, they will receive a payment of two months’ base salary as a retention bonus on that date. The amount paid as a retention bonus will be deducted from the severance amounts that may become payable upon a subsequent involuntary termination. The agreements expire November 14, 2011.  The total amounts that may become payable to the named executive officers pursuant to the retention agreements are approximately $132,000 to Christopher Pazoles and $129,000 to Elias Nyberg.  Concurrently with the execution of the retention agreements, the employment agreement between us and Christopher Pazoles dated July 15, 2005 was terminated.  The employment agreement between us and Harry S. Palmin, the Company’s chief executive officer, remains unchanged.

On May 14, 2010, we entered into retention agreements with each of our three non-executive employees. The agreements provide for the lump-sum payment of six months’  base salary and benefits to each employee following a termination without cause or a resignation with good reason occurring on or before November 14, 2011.  The agreements expire November 14, 2011.

Item 6.   Exhibits

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2
3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4
3.5	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6
3.6	Certificate of Designations of Series E convertible preferred stock		8-K	February 18, 2009	4.1
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 3, 2009		10-Q	November 16, 2009	3.7
3.8	Amended and Restated By-Laws		8-K	August 26, 2009	3.1
10.1	Summary of Phase 3 Clinical Trial Bonus Plan adopted on December 8, 2009		S-1/A	January 26, 2010	10.46
10.2	Consent and Amendment Agreement dated January 21, 2010		S-1/A	January 26, 2010	10.47
10.3	Form of Executive Retention Agreement dated May 14, 2010	X
10.4	Letter dated May 14, 2010 terminating Employment Agreement dated July 15, 2005 between the Company and Christopher J. Pazoles	X
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: May 17, 2010	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of merger among Common Horizons, Inc., Nove Acquisition, Inc. and Novelos Therapeutics, Inc. dated May 26, 2005		8-K	June 2, 2005	99.2
2.2	Agreement and plan of merger between Common Horizons and Novelos Therapeutics, Inc. dated June 7, 2005		10-QSB	August 15, 2005	2.2
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit A to the Certificate of Merger merging Nove Acquisition, Inc. with and into Novelos Therapeutics, Inc. dated May 26, 2005		10-QSB	August 10, 2007	3.1
3.2	Certificate of Merger merging Common Horizons, Inc. with and into Novelos Therapeutics, Inc. dated June 13, 2005		10-QSB	August 10, 2007	3.2
3.3	Certificate of Correction dated March 3, 2006		10-QSB	August 10, 2007	3.3
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 16, 2007		10-QSB	August 10, 2007	3.4
3.5	Certificate of Designations of Series C cumulative convertible preferred stock		10-QSB	August 10, 2007	3.6
3.6	Certificate of Designations of Series E convertible preferred stock		8-K	February 18, 2009	4.1
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 3, 2009		10-Q	November 16, 2009	3.7
3.8	Amended and Restated By-Laws		8-K	August 26, 2009	3.1
10.1	Summary of Phase 3 Clinical Trial Bonus Plan adopted on December 8, 2009		S-1/A	January 26, 2010	10.46
10.2	Consent and Amendment Agreement dated January 21, 2010		S-1/A	January 26, 2010	10.47
10.3	Form of Executive Retention Agreement dated May 14, 2010	X
10.4	Letter dated May 14, 2010 terminating Employment Agreement dated July 15, 2005 between the Company and Christopher J. Pazoles	X
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X