Form 10-Q
period 2011-03-31
NOVELOS THERAPEUTICS, INC.
filed 2011-05-13
CIK 1279704

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,826,157 shares of common stock, $0.00001 par value per share, as of May 10, 2011.

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
NOVELOS THERAPEUTICS, INC.
BALANCE SHEETS

	March 31,
	2011 (unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,030,942	$2,372,951
Prepaid expenses and other current assets	28,042	63,526
Deferred transaction costs	28,500	—
Total current assets	1,087,484	2,436,477
FIXED ASSETS, NET	6,515	8,755
DEPOSITS	15,350	15,350
TOTAL ASSETS	$1,109,349	$2,460,582

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$250,008	$565,723
Derivative liability (see Note 2)	162,760	288,250
Deferred revenue – current	33,333	33,333
Total current liabilities	446,101	887,306
DEFERRED REVENUE – NONCURRENT	358,333	366,667
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
Series E convertible preferred stock, $0.00001 par value; 735 shares designated, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.00001 par value; 7,000 shares authorized: Series C 8% cumulative convertible preferred stock; 272 shares designated, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 2,959,871 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	30	30
Additional paid-in capital	75,291,653	75,183,275
Accumulated deficit	(74,986,768)	(73,976,696)
Total stockholders’ equity	304,915	1,206,609
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,109,349	$2,460,582

See notes to financial statements.

Share totals give retroactive effect to the 1-for-153 reverse split of our common stock completed on April 8, 2011.

 NOVELOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUE	$8,333	$8,333

COSTS AND EXPENSES:
Research and development	532,686	1,910,889
General and administrative	611,877	644,763
Total costs and expenses	1,144,563	2,555,652

LOSS FROM OPERATIONS	(1,136,230)	(2,547,319)

OTHER INCOME:
Interest income	668	—
Gain on derivative warrants (see Note 2)	125,490	7,897,441
Total other income	126,158	7,897,441
NET INCOME (LOSS)	(1,010,072)	5,350,122
PREFERRED STOCK DIVIDENDS	—	(656,635)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,010,072)	$4,693,487
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.34)	$8.99
SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	2,959,871	522,350

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.34)	$3.41
SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	2,959,871	881,861

See notes to financial statements.

Share totals and share-based calculations give retroactive effect to the 1-for-153 reverse split of our common stock completed on April 8, 2011.

NOVELOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,010,072)	$5,350,122
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,240	27,290
Stock-based compensation	108,378	(97,479)
Gain on derivative warrants	(125,490)	(7,897,441)
Changes in:
Prepaid expenses and other current assets	35,483	(47,574)
Accounts payable and accrued liabilities	(315,715)	(403,760)
Accrued compensation	—	(238,022)
Deferred revenue	(8,333)	(8,333)
Cash used in operating activities	(1,313,509)	(3,315,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(28,500)	—
Proceeds from exercise of stock options	—	157,400
Cash provided by financing activities	(28,500)	157,400
DECREASE IN CASH AND EQUIVALENTS	(1,342,009)	(3,157,797)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,372,951	8,769,529
CASH AND EQUIVALENTS AT END OF PERIOD	$1,030,942	$5,611,732
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Dividends accumulated on shares of Series E preferred stock exchanged or converted into shares of common stock	$—	$634,925
Fair value of derivative warrants reclassified to additional paid-in capital upon cashless exercise	$—	$2,584,397
Carrying value of redeemable preferred stock converted into common stock	$—	$4,689,593

See notes to financial statements.

Novelos Therapeutics, Inc.
Notes to Financial Statements

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION

Novelos Therapeutics, Inc. (“Novelos” or the “Company”) is a biopharmaceutical company developing compounds for the treatment of cancer.

On April 8, 2011, the Company entered into a business combination with Cellectar, Inc. (“Cellectar”), a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers (the “Acquisition”, see Note 10).  Immediately prior to the Acquisition, the Company completed a 1-for-153 reverse split of its common stock (the “Reverse Split”). The Company then issued to the former shareholders of Cellectar 17,001,596 shares of its common stock as consideration for the Acquisition, which shares constituted approximately 85% of Novelos’ outstanding common stock after giving effect to the Acquisition.  Upon the closing of the Acquisition, the Company completed the private placement of 6,846,537 shares of its common stock and warrants to purchase an additional 6,846,537 shares of its common stock (in each case after giving effect to the Reverse Split) for gross proceeds of approximately $5,135,000.  As a result of the Acquisition, the Company is implementing a revised business plan focused on the development of the Cellectar compounds.  Development of Novelos’ other compounds (NOV-002 and NOV-205) has been suspended.

The Reverse Split reduced the number of outstanding shares of Common Stock from 452,866,983 shares to 2,959,871 shares. On the Company's balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. All per share amounts and outstanding shares, including all common stock equivalents, stock options and warrants, have been retroactively restated in these financial statements and notes for all periods presented to reflect the Reverse Split. Additionally, the number of authorized shares of common stock disclosed on the balance sheet has been reduced to 150,000,000 from 750,000,000 to reflect the reduction in authorized shares of common stock that became effective concurrent with the Reverse Split.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has generated insignificant revenues and has incurred operating losses since inception in devoting substantially all of its efforts toward research and development. The Company expects that it will continue to generate operating losses for the foreseeable future.  The Company believes that its cash on hand at March 31, 2011, plus the proceeds from the private placement completed in connection with the Acquisition, is adequate to fund operations into the fourth quarter of 2011.  The Company’s ability to execute its operating plan beyond that time depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other quarterly periods or for the entire year ending December 31, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest annual report for the year ended December 31, 2010 on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 14, 2011. The report from the Company’s independent registered public accounting firm dated April 11, 2011 and included with its annual report on Form 10-K indicated that factors exist that raised substantial doubt about the Company’s ability to continue as a going concern.

Comprehensive Income (Loss) – The Company had no components of comprehensive income (loss) other than the net income (loss) in all periods presented.

Derivative Instruments – The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants.  The number of shares issuable under such warrants was 105,042 at March 31, 2011.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity.  At March 31, 2011, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$162,760	$-	$162,760

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$288,250	$-	$288,250

The Company uses valuation methods and assumptions that consider among others the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 5).

3.	COLLABORATION AGREEMENTS

In December 2007 the Company entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd. (“Lee’s Pharm”). Pursuant to this agreement, Lee’s Pharm obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in China, Hong Kong, Taiwan and Macau (the “Chinese Territory”). The Company has suspended further development of NOV-205; however, this suspension may not impact the development strategy of Lee’s Pharm.  Under the terms of the agreement the Company received a license fee of $500,000 in March 2008 and is entitled to receive up to $1,700,000 in future milestone payments upon the completion of development and marketing milestones by Lee’s Pharm. This initial $500,000 payment received is being amortized over the estimated term of this agreement, 15 years. Accordingly, $8,333 of license revenue was recognized in each of the three-month periods ended March 31, 2011 and 2010.

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

On February 11, 2009, Novelos entered into a collaboration agreement (the “Collaboration Agreement”) with Mundipharma International Corporation Limited (“Mundipharma”) to develop, manufacture and commercialize, on an exclusive basis, Licensed Products (as defined in the Collaboration Agreement), which includes the Company’s compound, NOV-002, in Europe (other than the Russian Territory), Asia (other than the Chinese Territory) and Australia (collectively referred to as the “Mundipharma Territory”).  Mundipharma is an independent associated company of Purdue Pharma, L.P. (“Purdue”).  The Collaboration Agreement provides for Mundipharma to pay the Company royalties and fixed milestone payments based on sales and commercial launches in the licensed territories.

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

4.	STOCKHOLDERS’ EQUITY

Common Stock Warrants   — The following table summarizes information with regard to outstanding warrants as of March 31, 2011, issued in connection with equity and debt financings since 2005.

Offering	Number of Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

Series B Preferred Stock – placement agents	5,392	$191.25	May 2, 2012
Series C Exchange	8,169	$191.25	May 2, 2012
Series E Preferred Stock	60,331	$99.45	December 31, 2015
August 2009 Private Placement	31,194	$100.98	December 31, 2015
July 2010 Direct Offering (1)	105,042	$10.71	July 27, 2015
Preferred Incentive Warrants	105,042	$16.065	July 27, 2015

Total	315,170

(1)  The exercise price of these warrants was adjusted to $0.75 per share in connection with the private placement completed on April 8, 2011.  See Note 10.

On March 7, 2011, warrants to purchase 33,569 shares of common stock at $234.09 per share expired unexercised.

On May 3, 2011, 18,153 shares of common stock were issued in connection with the cashless exercise of warrants to purchase 27,311 shares of common stock at $0.75 per share.

5.	STOCK-BASED COMPENSATION

The following table summarizes amounts charged (credited) to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2011	2010

Employee and director stock option grants:
Research and development	$49,298	$57,113
General and administrative	59,682	82,928
	108,980	140,041
Non-employee consultant stock option grants:
Research and development	(545)	(210,825)
General and administrative	(57)	(26,695)
	(602)	(237,520)

Total stock-based compensation	$108,378	$(97,479)

There were no stock option grants during the three months ended March 31, 2011 or 2010.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	49,227	$100.61	6.9	$24,842
Outstanding at March 31, 2011	49,227	$100.61	6.6	12,421
Exercisable at March 31, 2011	40,348	$101.03	6.2	$12,421

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.  There were no options exercised during the three months ended March 31, 2011. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2011, there was approximately $538,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, 64% and 36% are expected to be recognized during 2011 and 2012, respectively.  The Company expects 8,879 in unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2011 was $62.75 and $68.07, respectively.

6.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the sum of weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock and accumulated dividends.  Since the Company has a net loss for the three months ended March 31, 2011, the inclusion of common stock equivalents in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 20011.

The following table sets forth the shares and net income used in the diluted earnings per share computation for the three months ended March 31, 2010:

Numerator:

Net income available to common stockholders used in basic earnings per share calculation	$4,693,487

Derivative gain recorded on dilutive warrants	(2,340,515)
Dividends on convertible preferred stock	656,635

Net income available to common stockholders used in diluted earnings per share calculation	$3,009,607

Denominator:

Weighted average shares of common stock used in the computation of basic earnings per share	522,350

Dilutive effect of stock options	26,430
Dilutive effect of warrants to purchase common stock	79,646
Dilutive effect of convertible preferred stock	253,435

Shares used in computation of diluted earnings per share	881,861

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2011	2010

Stock options	49,227	3,970
Warrants	315,170	43,349

7.	INCOME TAXES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Under this guidance, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2011 or 2010 because the Company has experienced losses on a tax basis since inception. The net income reported for the three months ended March 31, 2010 was a result of the gain recorded on the revaluation of derivative warrant liability during that period, which is a nontaxable item. The Company has not recorded deferred tax assets as their realization is uncertain.

8.	LITIGATION

A purported class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of the Company, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock in the period between December 14, 2009 and February 24, 2010, against the Company and its President and Chief Executive Officer, Harry S. Palmin.  On October 1, 2010, the court appointed lead plaintiffs (Boris Urman and Ramona McDonald) and appointed lead plaintiffs’ counsel.  On October 22, 2010, an amended complaint was filed.  The amended complaint claims that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged disclosures related to the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  On December 6, 2010, the Company filed a motion to dismiss the complaint with prejudice.  On January 20, 2011, the plaintiffs filed their opposition to our motion and on March 3, 2011, the Company filed its response to their opposition. The motion to dismiss remains pending. The Company believes the allegations are without merit and intends to defend vigorously against the allegations.

On June 28, 2010, the Company received a letter from counsel to ZAO BAM and ZAO BAM Research Laboratories (Russian companies, collectively referred to as “BAM”) alleging that the Company modified the chemical composition of NOV-002 without prior notice to or approval from BAM, constituting a material breach of a technology and assignment agreement the Company had entered into with BAM on June 20, 2000 (the “June 2000 Agreement”).  The letter references the Company’s amendment, submitted to the FDA on August 30, 2005, to its investigational new drug application dated August 1999 as the basis for BAM’s claims and demands the transfer of all intellectual property rights concerning NOV-002 to BAM.  Mark Balazovsky, a director of Novelos from June 1996 until November 2006 and a shareholder of Novelos through at least June 25, 2010, is, to the Company’s knowledge, still the general director and principal shareholder of ZAO BAM.  The Company believes the allegations are without merit and intends to defend vigorously against any proceedings that BAM may initiate as to these allegations. On September 24, 2010, the Company filed a complaint in Suffolk Superior Court seeking a declaratory judgment by the court that the June 2000 Agreement has been replaced by a subsequent agreement between the parties dated April 1, 2005 (the “April 2005 Agreement”), that Novelos’ obligations to BAM are governed solely by the April 2005 Agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied.  On November 29, 2010, BAM answered the complaint, denying the material allegations, and stating its affirmative defenses and certain counterclaims. On January 14, 2011, the Company responded to the counterclaims, denying BAM’s material allegations and stating its affirmative defenses.  The Company believes the counterclaims are without merit and intends to vigorously defend against them.

9.	COMMITMENTS

Retention Agreements

The Company has entered into retention agreements with each of its three vice presidents.  The agreements provide for the lump-sum payment of six months’ base salary and benefits to each such officer following a termination without cause or a resignation with good reason occurring on or before November 14, 2011.  Certain of the agreements provide that if the executives were employed with the Company as of October 1, 2010, they would receive a payment of two months’ base salary as a retention bonus on that date. The retention bonus was paid in October 2010 and will be deducted from the severance amounts that may become payable upon a subsequent involuntary termination.  The total remaining amount that may become payable to the Company’s Named Executive Officers pursuant to the retention agreements is approximately $86,000 to Christopher Pazoles.

During the three months ended March 31, 2011, pursuant to retention agreements, the Company paid a total of approximately $218,000 in severance payments to employees terminated during that period, including $83,000 to Elias Nyberg, the Company’s former vice president of regulatory, quality and compliance.

10.	SUBSEQUENT EVENTS

Merger Agreement

On April 8, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cellectar, Inc. (“Cellectar”) and Cell Acquisition Corp. (the “Merger Subsidiary”), a wholly-owned subsidiary of Novelos, pursuant to which Cellectar was merged into the Merger Subsidiary (the “Acquisition”).  As a result of the Acquisition, the Merger Subsidiary, which has been renamed Cellectar, Inc., owns all assets of and operates the business previously owned and operated by Cellectar. Prior to the Acquisition, Cellectar was in the business of developing drugs for the treatment and diagnosis of cancer.  The Company will continue to develop Cellectar’s compounds following the Acquisition.

As consideration for the Acquisition, the former stockholders of Cellectar received aggregate consideration consisting of a number of shares of Novelos common stock constituting, after giving effect to the Acquisition but before giving effect to the concurrent private placement of the Company's securities described below, approximately 85% of the outstanding shares of Novelos common stock.  Prior to the Acquisition, the Company amended and restated its certificate of incorporation and in connection therewith, among other things, effected a 1-for-153 reverse split of its common stock (the “Reverse Split”).  Immediately following the effectiveness of the Reverse Split, there were 2,959,871 shares of common stock outstanding, and the Company issued 17,001,596 shares of its common stock to the former stockholders of Cellectar upon the effectiveness of the Acquisition.

Rodman & Renshaw, LLC (“Rodman”), financial advisor to Novelos in connection with the Acquisition, received a cash fee of $250,000 upon the completion of the Acquisition in consideration for their services.  XMS Capital Partners, the financial advisor to Cellectar in connection with the Acquisition, received a cash fee of $200,000 upon the completion of the Acquisition in consideration for their services.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Acquisition will be accounted for as a reverse acquisition whereby Cellectar, Inc. will be treated as the accounting acquirer.  The audited financial statements of Cellectar as of and for the years ended December 31, 2009 and 2010 and the unaudited financial statements of Cellectar as of and for the three months ended March 31, 2011 and 2010 will be filed with the SEC by June 22, 2011 and the purchase accounting for the reverse acquisition will be included in the Company's financial statements for the quarter ended June 30, 2011.

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

The Securities Purchase Agreement includes a requirement that the Company file with the SEC no later than October 5, 2011, a registration statement covering the resale of the shares of common stock, and the shares of common stock underlying the warrants, issued pursuant to the Securities Purchase Agreement.  The Company is also required to use commercially reasonable efforts to have the registration statement declared effective by December 4, 2011, and to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing.

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

As a result of the financing, warrants to purchase 105,042 shares of common stock at $10.71 per share, giving effect to the Reverse Split, became exercisable for $0.75 per share according to their terms. On May 3, 2011, 18,153 shares of common stock were issued in connection with the cashless exercise 27,311 of these warrants.

Changes in Directors and Executive Officers

Effective April 8, 2011, prior to the completion of the Acquisition, Michael J. Doyle, Sim Fass and David B. McWilliams resigned from the Company’s board of directors and their respective committee appointments.

Effective April 8, 2011, as a condition to the completion of the Acquisition, Jamey P. Weichert, Thomas Rockwell Mackie, John Neis, John E. Niederhuber and Michael F. Tweedle were appointed to the Company’s board of directors.  Jamey P. Weichert, Thomas Rockwell Mackie and John Neis previously served on the board of directors of Cellectar.

On April 25, 2011, the Company’s board of directors appointed the following individuals to serve on the following committees of the board of directors.

Howard M. Schneider, John Neis and John E. Niederhuber were appointed to the audit committee of the board of directors.  Mr. Schneider was appointed as the chairman of that committee, a position that he held prior to the Acquisition.

Thomas Rockwell Mackie, James S. Manuso, John Neis and Michael F. Tweedle were appointed to the compensation committee of the board of directors. Dr. Mackie was appointed as the chairman of that committee.

Stephen A. Hill, John E. Niederhuber and James S. Manuso were appointed to the nominating and corporate governance committee of the board of directors.  Dr. Hill was appointed as the chairman of that committee.

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

Prior to the closing of the Acquisition on April 8, 2011, the Company amended and restated its certificate of incorporation in order to (a) effect the reverse split; (b) reduce the number of shares of authorized common stock from 750,000,000 to 150,000,000; (c) eliminate the right of the stockholders to act by written consent; and (d) classify the board of directors into three classes.  Class I directors will stand for re-election at the Company’s next annual meeting of stockholders, Class II directors will stand for re-election at the 2012 annual meeting of stockholders, and Class III directors will stand for re-election at the 2013 annual meeting of stockholders.  Thomas Rockwell Mackie, James S. Manuso and John Niederhuber serve as Class I directors, Stephen A. Hill, Michael F. Tweedle and John Neis serve as Class II directors, and Harry S. Palmin, Jamey P. Weichert and Howard M. Schneider serve as Class III directors.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for unbilled contract service fees and amounts due to clinical research organizations, and clinical investigators, the risk factors set forth below under the caption “Risk Factors” and the risk factors set forth in Item 1A of our annual report for the year ended December 31, 2010 on Form 10-K, which was filed with the SEC on April 14, 2011.  Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Transaction with Cellectar

On April 8, 2011, we entered into a business combination with Cellectar (the “Acquisition”).  Immediately prior to the Acquisition, we completed a 1-for-153 reverse split of our common stock (the “Reverse Split”). We then issued 17,001,596 shares of our common stock to the former shareholders of Cellectar as consideration for the Acquisition, constituting approximately 85% of our outstanding common stock after giving effect to the Acquisition.  Upon the closing of the Acquisition, we completed the private placement of 6,846,537 shares of our common stock and warrants to purchase an additional 6,846,537 shares of our common stock (in each case after giving effect to the Reverse Split).  As a result of the Acquisition, we are implementing a revised business plan focused on the development of the Cellectar compounds.  The Company will conduct its operations from Cellectar’s headquarters in Madison, WI, and the Company’s executive offices will remain in Newton, MA. Further development of Novelos’ other compounds (NOV-002 and NOV-205) has been suspended pending further evaluation.

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

 CLR1401 (“COLD”) is a cancer-targeted chemotherapy that inhibits the phosphatidylinosotol 3-kinase (PI3K)/Akt survival pathway, which is overexpressed in many types of cancer.  As a result, COLD selectively inhibits Akt activity, induces caspase-mediated apoptosis and inhibits cell proliferation in cancer cells versus normal cells.  COLD also exhibits significant in vivo efficacy in mouse xenograft tumor models, including non-small cell lung cancer and triple-negative breast cancers, producing long-lasting tumor growth suppression and significantly increased survival.  We believe COLD has the potential to be best-in-class versus other Akt inhibitors in development due to (a) cancer cell/cancer stem cell targeting, resulting in cancer-selective inhibition of Akt and cell proliferation or (b) suitability for intravenous administration which offers the prospect of greater systemic exposure and superior efficacy.  We expect to submit an Investigational New Drug (“IND”) application to the Food and Drug Administration (“FDA”) in late 2012.

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

More specifically, we believe our technology enables targeted delivery to cancer cells of apoptosis-inducing Akt inhibition or, when a radioactive molecule is attached, of radiation sufficient to kill cancer cells.  Other labeled variations of our compounds provide imaging agents for an accurate diagnosis of cancer, including metastases, and can also objectively measure therapeutic success.  Together, this platform is capable of yielding multiple, distinct oncology product opportunities which enable us to “find, treat and follow” cancer anywhere in the body in a novel, effective and highly selective way.

Results of Operations

Revenue. Revenue consists of the amortization of license fees received in connection with partner agreements.

Research and development expense.  Research and development expense consists of costs incurred in identifying, developing and testing product candidates, which primarily include salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing and costs to secure intellectual property.  Prior to the Acquisition, we had been developing two proprietary compounds, NOV-002 and NOV-205.  To date, most of our research and development costs have been associated with our NOV-002 compound.  Following the Acquisition, development of these compounds has been suspended.

General and administrative expense.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include facility costs, insurance, costs for public and investor relations, directors’ fees and professional fees for legal and accounting services.

Quarters Ended March 31, 2011 and 2010

Revenue.  During the three months ended March 31, 2011 and 2010, we recognized $8,000 in license fees in each of the three-month periods in connection with our collaboration agreement with Lee’s Pharm.

Research and Development.  Research and development expense for the three months ended March 31, 2011 was $533,000, compared to $1,911,000 for the same period in 2010.  The $1,378,000, or 72%, decrease in research and development expense was due to a combination of factors.  In anticipation of the results of our Phase 3 clinical trial of NOV-002 in advanced NSCLC, announced in February 2010, we increased certain preclinical research and manufacturing activities in early 2010 in preparation for a possible filing of a new drug application later in 2010. As a result, consulting costs related to preclinical and manufacturing work decreased by $1,053,000 in the three months ended March 31, 2011 compared to the same period of 2010.  Contract research costs related to our Phase 3 clinical trial of NOV-002 in advanced NSCLC, completed in February 2010, decreased by $522,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  In addition, clinical development costs for NOV-205 decreased by $115,000 in the first three months of 2011 compared to the same period of 2010, as a result of the commencement in March 2010 of a Phase 2 trial evaluating NOV-205 in chronic hepatitis patients.  That trial was completed in late 2010. Stock-based compensation costs increased $203,000.  Salaries and overhead costs increased by $109,000 in the first three months of 2011 compared to the same period of 2010 principally as a result of severance payments made in the first quarter of 2011 as we reduced  headcount.

General and Administrative.  General and administrative expense for the three months ended March 31, 2011 was $612,000 compared to $645,000 in the same period in 2010.  The $33,000, or 5%, decrease is due to a $73,000 decrease in overhead costs principally resulting from cost control measures and a decrease in liability insurance premium costs. These decreases were offset in part by a $37,000 increase in professional fees due to an increase in transaction-related legal costs. Stock-based compensation also increased by $3,000.

Gain on Derivative Warrants.  We recorded a gain on derivative warrants of $125,000 and $7,897,000 in the three months ended March 31, 2011 and March 31, 2010, respectively. These amounts represent the change in fair value, during the respective periods, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.  The large decrease in the amount of the liability between 2010 and 2011 is a result of the significant drop in our stock price following the announcement of negative Phase 3 Trial results on February 24, 2010. This gain is not taxable; accordingly, no tax provision has been recorded.

Liquidity and Capital Resources

We have financed our operations since inception primarily via the sale of equity securities. To date, Novelos has raised capital aggregating approximately $80 million, of which approximately $39 million was originally issued as preferred stock.  From 2002 through 2010, Cellectar raised capital aggregating approximately $30 million through debt and equity issuances.  On November 30, 2010, all of our outstanding preferred stock was converted into shares of common stock pursuant to an exchange agreement with each of the former holders of our preferred stock. As of March 31, 2011, we had approximately $1,031,000 in cash and equivalents.

During the three months ended March 31, 2011, approximately $1,314,000 in cash was used in operations.  During this period we reported a net loss of $1,010,000.  However, this loss included the following non-cash items: a $125,000 gain on derivative warrants, $108,000 in stock-based compensation and $2,000 in depreciation and amortization expense. After adjustment for these non-cash items, we used $316,000 in cash for the payment of accounts payable and accrued liabilities. Other changes in working capital provided cash of $27,000.  We incurred $28,000 in deferred transaction costs related to the financing on April 8, 2011.

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

As described above, on April 8, 2011, we completed the Reverse Split and Acquisition.  Upon the closing of the Acquisition, we completed the private placement of our common stock and warrants for gross proceeds of approximately $5,135,000.  We paid cash advisory and placement agent fees in the aggregate amount of $650,000 in connection with these transactions. As a result of the Acquisition, we are implementing a revised business plan focused on the development of the Cellectar compounds.  Further development of Novelos’ other compounds (NOV-002 and NOV-205) has been suspended pending further evaluation.

We expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2011, our cash balance was $1,031,000.  We believe our cash on hand, including the proceeds from the April private placement, is adequate to fund operations into the fourth quarter of 2011.  Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  We plan to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first quarter of 2011 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

A purported class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of Novelos, on behalf of himself and all others who purchased or otherwise acquired our common stock in the period between December 14, 2009 and February 24, 2010, against Novelos and our President and Chief Executive Officer, Harry S. Palmin.  On October 1, 2010, the court appointed lead plaintiffs (Boris Urman and Ramona McDonald) and appointed lead plaintiffs’ counsel.  On October 22, 2010, an amended complaint was filed.  The amended complaint claims that Novelos violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged disclosures related to the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  On December 6, 2010, we filed a motion to dismiss the complaint with prejudice.  On January 20, 2011, the plaintiffs filed their opposition to our motion and on March 3, 2011, we filed our response to their opposition. Our motion to dismiss remains pending.  We believe the allegations are without merit and intend to defend vigorously against the allegations.

On June 28, 2010, we received a letter from counsel to ZAO BAM and ZAO BAM Research Laboratories (Russian companies, collectively referred to as “BAM”) alleging that we modified the chemical composition of NOV-002 without prior notice to or approval from BAM, constituting a material breach of a technology and assignment agreement we had entered into with BAM on June 20, 2000 (the “June 2000 Agreement”).  The letter references our amendment, submitted to the FDA on August 30, 2005, to our investigational new drug application dated August 1999 as the basis for BAM’s claims and demands the transfer of all intellectual property rights concerning NOV-002 to BAM.  Mark Balazovsky, a director of Novelos from June 1996 until November 2006 and a shareholder of Novelos through at least June 25, 2010, is, to our knowledge, still the general director and principal shareholder of ZAO BAM.  We believe the allegations are without merit and intend to defend vigorously against any proceedings that BAM may initiate as to these allegations. On September 24, 2010, we filed a complaint in Suffolk Superior Court seeking a declaratory judgment by the court that the June 2000 Agreement has been replaced by a subsequent agreement between the parties dated April 1, 2005 (the “April 2005 Agreement”), that Novelos’ obligations to BAM are governed solely by the April 2005 Agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied.  On November 29, 2010, BAM answered the complaint, denying the material allegations, and stating its affirmative defenses and certain counterclaims. On January 14, 2011, we responded to the counterclaims, denying BAM’s material allegations and stating our affirmative defenses.  We believe the counterclaims are without merit and intend to vigorously defend against them.

Item 1A.  Risk Factors

We will require additional capital in order to continue our operations.

We expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2011, our cash balance was $1,031,000.  Following the Acquisition, on April 8, 2011, we completed a private placement of common stock and warrants for gross proceeds of $5,135,000.  We believe our cash on hand, including the proceeds from the April private placement, is adequate to fund operations into the fourth quarter of 2011.  Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  We plan to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2011, we issued an aggregate of 17,001,596 shares of our common stock as merger consideration to the former shareholders of Cellectar.

Concurrently with the Acquisition, on April 8, 2011, we entered into a Securities Purchase Agreement with certain accredited investors under which we sold an aggregate of 6,846,537 units, each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at a price of $0.75 per unit for gross proceeds of $5,134,903.  The warrants have an exercise price of $0.75 and expire on March 31, 2016.  We also issued a warrant to purchase 192,931 shares of our common stock for $0.75, expiring March 31, 2016, to the placement agent in the financing.

On May 3, 2011, we issued 18,153 shares of our common stock in connection with the cashless exercise of warrants to purchase 27,311 shares of common stock at $0.75 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

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

NOVELOS THERAPEUTICS, INC.

Date: May 13, 2011	By:	/s/ Harry S. Palmin
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