Form 10-Q
period 2011-09-30
NOVELOS THERAPEUTICS, INC.
filed 2011-11-07
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,826,157 shares of common stock, $0.00001 par value per share, as of November 4, 2011.

 NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
 NOVELOS THERAPEUTICS, INC.
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,590,755	$673,739
Restricted cash	55,000	555,000
Prepaid expenses and other current assets	303,633	51,042
Deferred issuance costs	159,300	—
Total current assets	2,108,688	1,279,781
FIXED ASSETS, NET	3,183,603	3,510,489
EXCESS PURCHASE PRICE OVER NET ASSETS ACQUIRED	1,675,462	—
OTHER ASSETS	27,222	11,872
TOTAL ASSETS	$6,994,975	$4,802,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$441,653	$392,881
Accrued interest	—	305,049
Derivative liability	77,967	—
Notes payable, current portion	—	204,802
Capital lease obligations, current portion	2,197	2,085
Total current liabilities	521,817	904,817
LONG-TERM LIABILITIES:
Convertible debt	—	2,720,985
Notes payable, net of current portion	450,000	920,941
Deferred rent	121,394	115,311
Capital lease obligations, net of current portion	4,665	6,326
Total long-term liabilities	576,059	3,763,563
COMMITMENTS AND CONTINGENCIES (Note 11 and 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and none outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 26,826,157 and 12,820,102 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	268	128
Additional paid-in capital	35,411,337	24,178,638
Deficit accumulated during the development stage	(29,514,506)	(24,045,004)
Total stockholders’ equity	5,897,099	133,762
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,994,975	$4,802,142

The accompanying notes are an integral part of these financial statements.

 NOVELOS THERAPEUTICS, INC.
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Development- Stage Period from November 7, 2002 (date of inception) through September 30, 2011
	2011	2010	2011	2010

COSTS AND EXPENSES:
Research and development	$1,005,790	$500,172	$2,445,429	$2,616,834	$19,651,388
General and administrative	905,353	106,975	1,827,510	1,014,094	8,797,688
Merger costs	—	—	746,207	—	799,133
Total costs and expenses	1,911,143	607,147	5,019,146	3,630,928	29,248,209

LOSS FROM OPERATIONS	(1,911,143)	(607,147)	(5,019,146)	(3,630,928)	(29,248,209)

OTHER INCOME (EXPENSE):
Grant income	—	—	44,479	—	244,479
Gain/(loss) on derivative warrants	3,573	—	(66,820)	—	(66,820)
Interest expense, net	(1,469)	(93,069)	(428,015)	(467,495)	(445,117)
Other income	—	—	—	—	1,161
Total other income (expense), net	2,104	(93,069)	(450,356)	(467,495)	(266,297)
NET LOSS	$(1,909,039)	$(700,216)	$(5,469,502)	$(4,098,423)	$(29,514,506)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.07)	$(0.05)	$(0.25)	$(0.32)	$(2.80)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	26,826,157	12,820,102	21,847,984	12,820,102	10,549,244

The accompanying notes are an integral part of these financial statements.

NOVELOS THERAPEUTICS, INC.
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,		Cumulative Development-Stage Period from November 7, 2002 through September 30, 2011
	2011	2010
Net loss	$(5,469,502)	$(4,098,423)	$(29,514,506)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	439,587	435,917	2,270,784
Stock-based compensation	655,656	331,186	2,603,069
Intrinsic value of beneficial conversion feature associated with convertible debt	257,973	213,792	471,765
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	19,671	19,671
Loss on disposal of fixed assets	6,009	—	36,477
Loss on derivative warrants	66,820	—	66,820
Changes in:
Prepaid expenses and other current assets	(224,548)	20,614	(287,462)
Accounts payable and accrued liabilities	(331,357)	(419,634)	61,524
Accrued interest	158,672	222,748	463,721
Deferred rent	6,083	4,765	121,394
Cash used in operating activities	(4,434,607)	(3,269,364)	(23,597,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	905,649	—	905,649
Purchases of fixed assets	(112,195)	—	(5,480,376)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	500,000	—	(55,000)
Payment for intangible assets	—	—	(19,671)
Cash provided by (used) in investing activities	1,293,454	—	(4,642,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	2,720,985	2,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	(675,743)	(141,794)	(1,227,944)
Payments on capital lease obligations	(1,549)	(1,446)	(4,112)
Proceeds from issuance of common stock, net of issuance costs	4,866,406	—	26,576,114
Proceeds from exercise of warrant	—	—	250,000
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	(145)	—	(145)
Change in deferred issuance costs	(130,800)	99,461	(130,800)
Cash provided by financing activities	4,058,169	2,677,206	29,830,376
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	917,016	(592,158)	1,590,755
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	673,739	980,125	—
CASH AND EQUIVALENTS AT END OF PERIOD	$1,590,755	$387,967	$1,590,755
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$13,716	$42,888	$208,689
Fair value of derivative warrants reclassified to additional paid-in capital upon cashless exercise	$48,339	$—	$48,339
Issuance of common stock in connection with the conversion of notes payable and accrued interest	$3,184,707	$—	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$78,407	$—	$78,407
Fair value of liabilities assumed in exchange for securities in a business combination	$(439,615)	$—	$(439,615)
Excess of purchase price over net assets acquired in a business combination	$1,675,462	$—	$1,675,462

The accompanying notes are an integral part of these financial statements.

NOVELOS THERAPEUTICS, INC.
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         NATURE OF BUSINESS, BASIS OF PRESENTATION

Novelos Therapeutics, Inc. (“Novelos” or the “Company”) is a pharmaceutical company developing compounds for the treatment and diagnosis of cancer.  On April 8, 2011, Novelos completed a business combination with Cellectar, Inc. (“Cellectar”), a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers, and Cell Acquisition Corp. (the “Merger Subsidiary”), a Wisconsin corporation and a wholly owned subsidiary of Novelos.  Pursuant to the transaction Cellectar was merged into the Merger Subsidiary (the “Acquisition”, see Note 3).  References in these consolidated financial statements and notes to “Cellectar” relate to the activities and financial information of Cellectar prior to the Acquisition, references to “Novelos” relate to the activities and financial information of Novelos prior to the Acquisition and references to “the Company” or “we” or “us” or “our” relate to the activities and obligations of the combined Company following the Acquisition.

Immediately prior to the Acquisition, Novelos completed a 1-for-153 reverse split of its common stock (the “April Reverse Split”).  Novelos then issued to the shareholders of Cellectar at that date 17,001,596 shares of its common stock as consideration for the Acquisition, representing a ratio of 0.8435 shares of Novelos common stock in exchange for one share of Cellectar common stock (the “Exchange Ratio”) as set forth in the Agreement and Plan of Merger (the Merger Agreement”) dated April 8, 2011.  The shares issued to Cellectar shareholders in the Acquisition constituted approximately 85% of Novelos’ outstanding common stock after giving effect to the Acquisition.  Upon the closing of the Acquisition, the Company completed the private placement of 6,846,537 shares of its common stock and warrants to purchase an additional 6,846,537 shares of its common stock for gross proceeds of approximately $5,135,000.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Acquisition was accounted for as a reverse acquisition whereby Cellectar was treated as the acquirer for accounting and financial reporting purposes.  The financial statements presented herein as of December 31, 2010 and for the nine months ended September 30, 2010 represent the historical financial information of Cellectar, except for the capital structure, which represents the historical amounts of Cellectar, retroactively adjusted to reflect the legal capital structure of Novelos by applying the Exchange Ratio.  On April 8, 2011, Cellectar was merged into the Merger Subsidiary, a wholly owned subsidiary of Novelos; as such the financial statements presented herein as of and for the nine months ended September 30, 2011 include the historical results of Cellectar from January 1, 2011 through April 8, 2011, except for the capital structure which has been retroactively restated as described above, and include the consolidated results of the combined company from April 9, 2011 through September 30, 2011.  All per-share amounts and outstanding shares, including all common stock equivalents, and stock options, have been retroactively restated in these financial statements and notes for all periods presented to reflect the capital structure of Novelos by applying the Exchange Ratio.  The number of authorized shares of common stock disclosed on the balance sheet (150,000,000) represents the number of authorized shares of Novelos common stock following the Acquisition.  Additionally, on the accompanying balance sheets the aggregate par value of the issued common stock was reduced to reflect the $0.00001 par value of Novelos common stock associated with the shares of Cellectar common stock adjusted for the Exchange Ratio and the difference was reclassified to additional paid-in capital.

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

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $29,514,506 at September 30, 2011. During the nine months ended September 30, 2011, the Company generated a net loss of $5,469,502 and the Company expects that it will continue to generate operating losses for the foreseeable future.  The Company believes that its cash on hand is adequate to fund operations until the end of 2011.  The Company’s ability to execute its operating plan beyond that time depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements.  The accompanying unaudited consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the cumulative period November 7, 2002 (date of inception) through September 30, 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and the cumulative period November 7, 2002 (date of inception) through September 30, 2011 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2011 and consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2011 and 2010 and the period from November 7, 2002 (inception) to September 30, 2011. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of future results.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 8-K/A, which was filed with the SEC on June 14, 2011.

Fair Value of Financial Instruments – Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable, convertible debt and long-term obligations.  The carrying amount of cash equivalents, investments and accounts payable approximate their fair value due to their short-term nature.  The estimated fair value of the convertible debt, determined on an as-converted basis including conversion of accumulated unpaid interest, was approximately $0 and $3,264,000 at September 30, 2011 and December 31, 2010, respectively.  The carrying value of long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market rate of interest available in the market.

Derivative Instruments – The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants.  The number of shares issuable under such warrants was 77,729 at September 30, 2011.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives in each reporting period.  If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity.  At September 30, 2011, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted.  The Company does not expect the adoption of this standard will have a material impact on our results of operations, cash flows, and financial position.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$77,967	$-	$77,967

December 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$-	$-	$-

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

Merger Agreement

On April 8, 2011, Novelos acquired Cellectar through a merger with and into the Merger Subsidiary, pursuant to the Merger Agreement entered into on that date.  As a result of the Acquisition, the Merger Subsidiary, which has been renamed Cellectar, Inc., owns all assets of and operates the business previously owned and operated by Cellectar.

In the Acquisition, the former stockholders of Cellectar received an aggregate number of shares of Novelos common stock constituting approximately 85% of the outstanding shares of Novelos common stock, after giving effect to the Acquisition but before giving effect to the concurrent private placement of Novelos securities described below.  Prior to the Acquisition, Novelos amended and restated its certificate of incorporation and in connection therewith, among other things, to effect the April Reverse Split resulting in 2,959,871 shares of Novelos common stock outstanding.  Novelos then issued 17,001,596 shares of Novelos common stock to the stockholders of Cellectar upon the effective date of the Acquisition.  Warrants and options to purchase Novelos common stock that were outstanding prior to the Acquisition remained outstanding following the Acquisition.  These consist of warrants to purchase a total of 315,164 shares of Novelos common stock with prices ranging from $16.07 to $191.25 and options to purchase a total of 49,159 shares of Novelos common stock with prices ranging from $1.53 to $1,072.53.

XMS Capital Partners, the financial advisor to Cellectar in connection with the Acquisition, received a cash fee of $200,000 upon the completion of the Acquisition in consideration of their services.  Rodman & Renshaw, LLC (“Rodman”), financial advisor to Novelos in connection with the Acquisition, received a cash fee of $250,000 upon the completion of the Acquisition in consideration of their services.  These amounts were recorded as merger costs and expensed as incurred on the date of the Acquisition.  In addition to the investment banking fees, the Company also incurred an additional $0 and $296,207 of merger-related legal and other costs during the three and nine months ended September 30, 2011, respectively which were included as a component of expense in the respective periods.

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

The fair value of the consideration transferred in the Acquisition was $2,219,903 and was calculated as the number of shares of common stock that Cellectar would have had to issue (adjusted for the Exchange Ratio) in order for Novelos shareholders to obtain a 15% equity interest in the combined Company post-acquisition, multiplied by the estimated fair value of the Company’s common stock on the acquisition date.  The estimated fair value of the Company’s common stock was based on the offering price of the common stock sold in the private placement which was both completed concurrently with and conditioned upon the closing of the Acquisition.  This price was determined to be the best indication of fair value on that date since the price was based on an arm’s length negotiation with a group consisting of both new and existing investors that had been advised of the pending Acquisition and assumed similar liquidity risk as those investors holding the majority of shares being valued as purchase consideration.

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

4.  CONVERTIBLE DEBT

On January 25, 2010, Cellectar issued nine convertible promissory notes (“Convertible Notes”) in an aggregate principal amount of $2,720,985.  The Convertible Notes provided for interest of 12% compounded annually with a maturity date of the earlier of (i) the date on which Cellectar’s cash reserves fall below $250,000 or (ii) January 20, 2011.  Upon an event of default, as defined, the interest rate increased by 10% to 22%.  The outstanding principal balance, together with any unpaid interest, was convertible immediately, by the lender, into common stock of the Company at $0.82987 per share (giving effect to the Exchange Ratio).  Furthermore, the Convertible Notes were subject to an automatic conversion feature equal to 70% of the per share price of a qualified financing, should the Company complete a qualified financing transaction which raises at least $20,000,000 in proceeds to the Company.  Since the Convertible Notes were convertible into common stock at date of issuance at a per share price which was less than the estimated fair value of the Company’s common stock at that date, the Convertible Notes contained a beneficial conversion feature (“BCF”).  The estimated intrinsic value of the BCF of $213,792 was determined as the difference between the conversion price and the estimated fair value of Cellectar common stock on the date of issuance, multiplied by the 3,278,786 shares of common stock into which the Convertible Notes were convertible at issuance. This amount was recorded as a component of interest expense on the date of issuance.  The estimated per-share fair value of Cellectar common stock was determined by management based on a number of factors including an independent valuation, which was determined to be the best indication of the fair value as of the issuance date of the Convertible Notes.  Since the conversion price was subject to adjustment in the event of a qualified transaction, as defined, the Convertible Notes also contain a contingent beneficial conversion feature (“CBCF”).  This contingency did not materialize; therefore no intrinsic value was allocated to the CBCF.

On January 20, 2011, the Convertible Notes matured but remained unpaid.  Following the maturity and default of the Convertible Notes, the holders of the Convertible Notes agreed that all of the outstanding notes would be automatically converted simultaneous with the completion of an acquisition and financing (the “Conversion Time”), if completed.  The amount of shares issued upon such conversion would be dependent on whether a minimum investment was made by the note holders at the Conversion Time and amounts were negotiated based on outstanding principal and projected accrued interest based on an assumed closing date for the acquisition and financing.  Since the number of shares to be issued upon conversion could not be determined until the Conversion Time the Convertible Notes contained a CBCF.  On April 1, 2011, Cellectar’s board of directors voted to accept the note holders consent to convert the Convertible Notes into 4,181,535 shares of common stock immediately prior to the Acquisition, which conversion occurred on April 8, 2011.  Upon conversion of the Convertible Notes, the Company reclassified the aggregate outstanding principal and interest totaling $3,184,707 to a component of additional paid-in capital.  The revised conversion terms resulted in the issuance of an additional 343,963 shares of common stock over the 3,837,572 shares of common stock that would have been issued if the unpaid principal and accrued interest on the Convertible Notes had been converted on that date in accordance with their original terms at the stated conversion price.  At the Conversion Time, the Company determined that the value of these additional shares was $257,973, based on the $0.75 per share offering price of the common stock sold in the private placement completed concurrently with the Acquisition, which is the best indication of fair value on that date.  Since the final conversion terms were not finalized until April 1, 2011 and the conversion was not completed until April 8, 2011, the value of the additional shares of $257,973 was recorded as a component of interest expense in the second quarter of 2011.

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

On September 15, 2010, Cellectar entered into certain loan agreements with the Wisconsin Department of Commerce (“WDOC Notes”) to borrow a total of $450,000.  The WDOC Notes bear interest at 2% per annum beginning on the date of disbursement and allow for the deferral of interest and principal payments until April 30, 2015.  In the event of default of payment, interest on the delinquent payment is payable at a rate equal to 12% per annum.  Monthly payments of $20,665 for principal and interest shall commence on May 1, 2015 and continue for 23 equal installments with the final installment of any remaining unpaid principal and interest due on April 1, 2017.  As of September 30, 2011, $450,000 is classified as a long-term note payable in the accompanying balance sheet.

6.   STOCKHOLDERS’ EQUITY

April 2011 Private Placement

Concurrently with and conditioned upon the execution of the Merger Agreement, the Company entered into a Securities Purchase Agreement with certain accredited investors under which the Company sold an aggregate of 6,846,537 units, each unit consisting of one share of its common stock and a warrant to purchase one share of its common stock, at a price of $0.75 per unit, for gross proceeds of approximately $5,135,000 (the “April Private Placement”).  The warrants have an exercise price of $0.75 and expire on March 31, 2016.  The warrant exercise price and/or the common stock issuable pursuant to such warrant will be subject to adjustment only for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.  The relative fair value of the warrants issued to the investors at the date of issuance was $2,124,286 and has been included as a component of stockholders’ equity.  The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 7).

The Securities Purchase Agreement included a requirement that the Company file with the SEC no later than October 5, 2011 (the “Filing Deadline”), a registration statement covering the resale of the shares of common stock, and the shares of common stock underlying the warrants, issued pursuant to the Securities Purchase Agreement that are not otherwise saleable under an available exemption from registration requirements.  The Company is also required to use commercially reasonable efforts to have the registration statement declared effective by December 4, 2011 (the “Effectiveness Deadline”), and to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing. In the event the Company fails to file the registration statement within the timeframe specified by the Securities Purchase Agreement, or if it fails to obtain effectiveness of this registration on or prior to December 4, 2011 (if there is no review by the SEC) or by January 3, 2012 (if there is review by the SEC) with respect to the maximum number of shares permitted to be registered by the SEC, the Company will be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the registration statement is filed or declared effective, as applicable, not to exceed 5% of the aggregate purchase price.  The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days, on not more than two occasions, in any 12-month period.  The Company has also granted piggy-back registration rights with respect to any shares of common stock that it is required to exclude from the registration statement as a condition of its effectiveness, and has also agreed to file further registration statements with respect to any such shares six months after the effective date of the initial registration statement.

On November 3, 2011, a majority of purchasers in the April Private Placement, which majority constituted the requisite holders, as defined by the applicable securities purchase agreement, consented to extend the Filing Deadline to the 180th day following the final prospectus of a public offering of securities contemplated by the Company and to extend the Effectiveness Deadline to the 240th day following the final prospectus of the public offering. As of September 30, 2011, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.  The Company will use its reasonable best efforts to register the shares as may be permitted by the SEC until such time as all of these shares either have been registered or may be sold without restriction in reliance on Rule 144 under the Securities Act.

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

Common Stock Warrants   — The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2011.  The Company issued warrants to purchase 7,039,468 shares of common stock in connection with the April Private Placement.  In addition, outstanding warrants to purchase 315,164 shares of common stock, originally issued in connection with Novelos equity and debt financings from 2007 through 2010, remained outstanding subsequent to the Acquisition.

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

(1)  This warrant is treated as a derivative instrument as described in Note 1.

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

Following the Acquisition, option grants to directors and employees will be made under the Novelos Therapeutics 2006 Stock Incentive Plan (the “2006 Plan”).  On May 18, 2011, the Board of Directors approved certain amendments to the 2006 Plan and on June 30, 2011, the Company’s stockholders ratified those amendments.  A total of 7,000,000 shares of common stock are reserved for issuance under the 2006 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants.  A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2006 Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the 2006 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.  As of September 30, 2011, there are an aggregate of 3,476,112 shares available for grant under the 2006 Plan.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Nine Months Ended September 30,		Cumulative Development Stage from November 7, 2002 (date of inception) to September 30, 2011
	2011	2010

Employee and director stock option grants:
Research and development	$121,393	$52,492	$419,779
General and administrative	349,781	278,694	1,927,084
	471,174	331,186	2,346,863
Non-employee consultant stock option grants:
Research and development	46,851	—	46,851
General and administrative	137,631	—	209,355
	184,482	—	256,206

Total stock-based compensation	$655,656	$331,186	$2,603,069

On May 18, 2011, the Company cancelled 100,000 options originally granted on April 25, 2011 with an exercise price of $3.00 per share and issued 100,000 replacement stock option awards with an exercise price of $1.40.  The cancellation and replacement constituted a modification to the terms of the award and additional stock-based compensation was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Accordingly, incremental stock-based compensation expense of $4,494 was recorded during the second quarter of 2011 in connection with the modification.

The Company granted 3,496,400 stock options to employees and non-employees during the nine months ended September 30, 2011 under the 2006 Plan.   The Company issued options to purchase a total of 200,000 shares of common stock to non-employees outside of any formalized plan, but 100,000 were forfeited as a result of the cancellation and replacement as described above.  Exercise prices for all grants of options to purchase common stock made during the nine months ended September 30, 2011 were equal to the market value of the Company’s common stock on the date of grant.

Assumptions Used In Determining Fair Value

Valuation and amortization method. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.  The estimated fair value of the non-employee options is amortized to expense over the period during which a non-employee is required to provide services for the award (usually the vesting period).

Volatility. The Company estimates volatility based on an average of (1) the Company’s historical volatility since its common stock has been publicly traded and (2) review of volatility estimates of publicly held drug development companies with similar market capitalizations.  The Company utilizes this average approach since its historical volatility would not necessarily be indicative of its expected future volatility due to the significant change in the stage of development that occurred in connection with the Acquisition.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumptions for the option awards.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future.  As the Company has had a significant change in its business operations as result of the Acquisition and the historical experience is not indicative of the expected behavior in the future, the Company applied the simplified method of estimating the expected term of the options.  The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.  The Company applied the simplified method to non-employees who have a truncation of term based on termination of service and utilizes the contractual life of the stock options granted for those non-employee grants which do not have a truncation of service.

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of September 30, 2011 as the historical experience of forfeitures is not representative of expected future forfeiture rates as a result of the significant changes in the business operations as a result of the Acquisition.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

Nine Months Ended September 30, 2011
Volatility	110%
Risk-free interest rate	1.84% – 3.17%
Expected life (years)	5.5 – 6.25
Dividend	0%
Weighted-average exercise price	$1.45
Weighted-average grant-date fair value	$1.22

There were no options granted during the three months ended September 30, 2011 or during the three or nine months ended September 30, 2010.

A summary of stock option activity under stock option plans for the nine months ended September 30, 2011 is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	769,189	$2.69
Granted	—
Canceled	(769,189)	$2.69
Outstanding at March 31, 2011	—
Options acquired in connection with a business combination	49,159	$100.52
Granted	3,696,400	$1.45
Canceled	(12,921)	$112.21
Forfeited	(100,000)	$3.00
Outstanding at June 30, 2011	3,632,638	$2.35
Granted	—	$—
Canceled	—	$—
Outstanding at September 30, 2011	3,632,638

Unvested, September 30, 2011	3,299,953	$1.53	9.63	$—
Vested, September 30, 2011	332,685	$10.47	9.25	$—
Exercisable at September 30, 2011	332,685	$10.47	9.25	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.  There were no options exercised during the nine months ended September 30, 2011. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2011, there was $2,728,294 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $281,357, $1,125,400, $858,452, $387,397 and $75,688 during 2011, 2012, 2013, 2014 and 2015, respectively.  The Company expects 3,299,953 of unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2011 was $1.44 and $1.17, respectively.

On October 6, 2011, the Company granted 70,000 stock options with an exercise price of $1.05, which was equal to the closing price of the Company’s common stock on the date of grant, to a non-employee in exchange for certain consulting services.  The grant-date fair value using the Black-Scholes option pricing model was $0.85 per share, or $59,500.

8.	NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Potential common stock equivalents consist of stock options, warrants and convertible preferred stock and accumulated dividends.  Since the Company has a net loss for the three and nine months ended September 30, 2011, the inclusion of common stock equivalents in the computation would be antidilutive. Accordingly, basic and diluted net loss per share are the same for the three and nine months ended September 30, 2011.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

					Cumulative
					Development-
					Stage Period from
					November 7, 2002
					(inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Convertible debt	—	3,547,198	—	3,547,198	—

Warrants	7,327,322	—	7,327,322	—	7,327,322

Stock options	3,632,638	775,853	3,632,638	775,853	3,632,638

9.	INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting.  Under this guidance, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three or nine months ended September 30, 2011 or 2010 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position and measurement of a tax position taken or expected to be taken in an income tax return.  The Company follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition related to the uncertainty in income tax positions.

10.	RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer, director, shareholder and principal founder, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the three and nine months ended September 30, 2011, the Company made contributions totaling $62,500 and $125,000, respectively to the UW Foundation for use towards research activities associated with the development of the Company’s compounds. No payments were made to UW during the three or nine months ended September 30, 2010.

11.	LITIGATION

Class Action

A putative federal securities class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of Novelos, on behalf of himself and all others who purchased or otherwise acquired Novelos common stock in the period between December 14, 2009 and February 24, 2010, against Novelos and its President and Chief Executive Officer, Harry S. Palmin.  On October 1, 2010, the court appointed lead plaintiffs (Boris Urman and Ramona McDonald) and appointed lead plaintiffs’ counsel.  On October 22, 2010, an amended complaint was filed.  The amended complaint claims, among other things, that Novelos violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged misleading disclosures related to the progress of the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  On December 6, 2010, the defendants filed a motion to dismiss the complaint with prejudice.  On January 20, 2011, the plaintiffs filed their opposition to our motion and on March 3, 2011, the defendants filed their response to the opposition. On June 23, 2011, the motion to dismiss was granted and the case was dismissed without prejudice.  On August 5, 2011, the plaintiffs filed a second amended complaint realleging that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 in connection with alleged misleading disclosures related to the Phase 3 clinical trial for NOV-002 in non-small cell lung cancer.  On September 9, 2011, the defendants filed a motion to dismiss the second amended complaint.  The plaintiff’s opposition to the motion was filed on October 14, 2011 and the defendants filed a reply brief on November 4, 2011.  The Company and Mr. Palmin believe the allegations are without merit and intend to vigorously defend against them.

BAM Dispute

On June 28, 2010, Novelos received a letter from counsel to ZAO BAM and ZAO BAM Research Laboratories (Russian companies, collectively referred to as “BAM”) alleging that it modified the chemical composition of NOV-002 without prior notice to or approval from BAM, constituting a material breach of a technology and assignment agreement Novelos had entered into with BAM on June 20, 2000 (the “June 2000 Agreement”).  The letter references the amendment, submitted to the FDA on August 30, 2005, to Novelos’ investigational new drug application dated August 1999 as the basis for BAM’s claims and demands the transfer of all intellectual property rights concerning NOV-002 to BAM.  Mark Balazovsky, a director of Novelos from June 1996 until November 2006 and a shareholder of Novelos through at least June 25, 2010, is, to our knowledge, still the general director and principal shareholder of ZAO BAM.  On September 24, 2010, Novelos filed a complaint in Suffolk Superior Court seeking a declaratory judgment by the court that the June 2000 Agreement has been replaced by a subsequent agreement between the parties dated April 1, 2005 (the “April 2005 Agreement”), that Novelos’ obligations to BAM are governed solely by the April 2005 Agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied.  On November 29, 2010, BAM answered the complaint, denying the material allegations, and stating its affirmative defenses and certain counterclaims. On January 14, 2011, Novelos responded to the counterclaims, denying BAM’s material allegations and stating its affirmative defenses.  On June 9, 2011, BAM filed an amended counterclaim alleging additional claims related to Novelos’ acquisition of Cellectar.  In that amended counterclaim, BAM alleges that the acquisition evidences Novelos’ abandonment of the technology assigned to it by BAM constituting a breach of the June 2000 Agreement or, if that agreement is determined to no longer be in effect, a breach of the April 2005 Agreement and/or a breach of the implied duty of good faith and fair dealing with respect to the April 2005 Agreement.  On June 15, 2011 the Company filed its response to their amended counterclaim.  On August 5, 2011, the Company filed a motion for judgment on the pleadings as to its declaratory judgment count and all counts of BAM’s amended counterclaim.  The motion was opposed by BAM and a hearing on the motion was held on September 27, 2011.  On October 17, 2011, the court ruled on our behalf for each of our declaratory judgment claims and dismissed all counts of BAM’s counterclaim.  Judgment in favor of the Company was entered on October 20, 2011 and BAM has until November 21, 2011 to appeal or otherwise seek post-judgment relief.

We do not anticipate that these litigation contingencies will have a material impact on the Company’s future financial position, results of operations or cash flows.

12.	COMMITMENTS

Retention Agreements

The Company entered into retention agreements with each of its four vice presidents.  The agreements provide for the lump-sum payment of six months’ base salary and benefits to each such officer following a termination without cause or a resignation with good reason occurring on or before November 14, 2011.  Certain of the agreements provide that if the executives were employed with Novelos as of October 1, 2010, they would receive a payment of two months’ base salary as a retention bonus on that date. The retention bonus of $68,000 was paid in October 2010 and will be deducted from the severance amounts that may become payable upon a subsequent involuntary termination.  The total remaining amount that may become payable to the Company’s executive officers pursuant to the retention agreements as of September 30, 2011 is approximately $350,000.

13.	SUPPLEMENTAL PRO FORMA INFORMATION

The table below summarizes net loss for the periods shown as though the Acquisition occurred as of January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,909,039)	$(1,514,809)	$(5,290,519)	$(783,007)

The pro forma net loss has been adjusted for the following:

1)
Elimination of $0 and $96,000 of interest expense for the three months ended September 30, 2011 and 2010, respectively, and $165,000 and $266,000 of interest expense for the nine months ended September 30, 2011 and 2010, respectively; such amounts relate to interest accrued on the Convertible Notes which were converted immediately prior to the Acquisition (see Note 4) and the Bank Note which was paid in full settlement of the note immediately prior to the Acquisition (see Note 5).

2)
Recognition of a additional BCF of $463,000 in the nine months ended September 30, 2010 and the elimination of BCF of $258,000 in nine months ended September 30, 2011 in connection with the conversion of the Convertible Notes, which is assumed to have occurred on January 1, 2010 for the purpose of pro forma presentation (see Note 4).

3)
Elimination of Acquisition costs incurred during the nine months ended September 30, 2011, which are assumed to have been incurred prior to January 1, 2010 and the elimination of $450,000 of investment banking fees incurred upon the consummation of the Acquisition on April 8, 2011 from the nine months ended September 30, 2011 for the purpose of presentation in the pro forma statements of operations.

4)
Elimination of dividends and deemed dividends on Novelos’ preferred convertible stock, which is assumed to have been exchanged for common stock at January 1, 2010 in order to reflect the post-acquisition capital structure for the purpose of pro forma presentation.

5)	Elimination of Novelos historical revenue related to the amortization of deferred revenue that was determined to have no fair value in purchase accounting.
6)
Elimination of liquidated damages accrued in 2010 related to Novelos’ convertible preferred stock.  The liquidated damages are assumed not to have accrued as the preferred stock is assumed to have been exchanged for common stock at January 1, 2010 in order to reflect the post-acquisition capital structure for the purpose of pro forma presentation.

14.	PROPOSED REVERSE STOCK SPLIT

On June 30, 2011, the Company held a special meeting of stockholders.  At the meeting, the stockholders approved, among other things, separate amendments to the certificate of incorporation that would effect a reverse split of the Company’s common stock within a range of 1:2 to 1:10, and authorized the Company’s board of directors to determine the ratio at which the reverse split will be effected by filing the appropriate amendment to the certificate of incorporation.  The purpose of the proposed reverse split is to increase the price per share of the Company’s common stock in order to exceed the minimum price per share required to secure listing on a national securities exchange.  On July 1, 2011, the Company filed with the SEC a Registration Statement on Form S-1 for an underwritten public offering of its securities with proceeds of up to $15,000,000, excluding the underwriter’s over-allotment. The registration statement has not yet become effective. The Company has applied for listing on The NASDAQ Capital Market under the symbol “NVLT” in connection with the proposed underwritten offering.

15.	SUBSEQUENT EVENTS

On November 3, 2011, a majority of purchasers in the April Private Placement, which majority constituted the requisite holders, as defined by the applicable securities purchase agreement, consented to extend the Filing Deadline of a resale registration statement to the 180th day following the final prospectus of a public offering of securities contemplated by the Company and to extend the corresponding Effectiveness Deadline to the 240th day following the final prospectus of the public offering (see Note 6).

As described in Note 7, on October 6, 2011 the Company granted 70,000 stock options to a non-employee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates and the risk factors set forth below under the caption “Risk Factors”.  Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Acquisition

On April 8, 2011, we entered into a business combination with Cellectar (the “Acquisition”).  Immediately prior to the Acquisition, we completed the April Reverse Split. We then issued 17,001,596 shares of our common stock to the former shareholders of Cellectar as consideration for the Acquisition, constituting approximately 85% of our outstanding common stock after giving effect to the Acquisition.  Upon the closing of the Acquisition, we completed the private placement of 6,846,537 shares of our common stock and warrants to purchase an additional 6,846,537 shares of our common stock.  As a result of the Acquisition, we are implementing a revised business plan focused on the development of the Cellectar compounds.  We conduct our operations from Cellectar’s headquarters in Madison, WI and our executive offices are in Newton, MA. Further development of our other compounds (NOV-002 and NOV-205) has been suspended. The following discussion for activity prior to April 8, 2011 corresponds to the results of operations of Cellectar prior to the Acquisition.

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

Overview

We are a pharmaceutical company developing novel drugs for the treatment and diagnosis of cancer.  We currently have three cancer-targeting compounds, which we believe are selectively taken up and retained in cancer cells (including cancer stem cells) versus normal cells.  Thus, we believe our therapeutic compounds directly kill cancer cells while minimizing harm to normal cells, offering the potential for a paradigm shift in cancer therapy - efficacy versus all three major drivers of mortality in cancer: primary tumors, metastases and stem cell-based relapse.  More specifically, we believe our technology enables targeted delivery to cancer cells of apoptosis-inducing Akt inhibition or, when a radioactive molecule is attached, of ionizing radiation sufficient to kill cancer cells.  Apoptosis is a tightly regulated form of cell death by which organisms can eliminate damaged or aberrant cells.  Apoptosis is often absent in cancer cells, contributing to their uncontrolled growth.  Akt is a molecule that can regulate cell growth and survival and is present at high levels in many cancer types.  When radiolabeled with iodine-124 for PET imaging, our agent can provide an accurate and quantitative diagnosis of cancer, including metastases, and we also believe our agent can objectively predict and measure therapeutic success.  Together, we believe this platform is capable of yielding multiple, distinct oncology product opportunities in a broad spectrum of cancers that would enable us to “find, treat and follow” cancer anywhere in the body in a novel, effective and highly selective way.

COLD is a cancer-targeted chemotherapy that in pre-clinical experiments has been observed to inhibit the phosphatidylinosotol 3-kinase (PI3K)/Akt survival pathway, which is overexpressed in many types of cancer.  As a result, in such pre-clinical experiments COLD has been observed to selectively inhibit Akt activity, induce apoptosis through caspase activation and inhibit cell proliferation in cancer cells versus normal cells.  Caspases are molecules that can stimulate apoptosis.  COLD also exhibits significant in vivo efficacy in mouse xenograft tumor models, including non-small cell lung cancer and triple-negative breast cancers, producing long-lasting tumor growth suppression and significantly increased survival.  We believe COLD has the potential to be best-in-class versus other Akt inhibitors in development due to (a) cancer cell/cancer stem cell targeting, resulting in cancer-selective inhibition of Akt and cell proliferation or (b) suitability for intravenous administration that we believe offers the prospect of greater systemic exposure and hence Akt inhibition in cancer cells, which we believe would result in superior efficacy.  We expect to submit an Investigational New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) in late 2012.

HOT (iodine-131 radiolabeled compound) is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that we believe has first-in-class potential.  HOT is comprised of a small quantity of COLD (too little for significant Akt inhibition), acting as a cancer-targeted delivery and retention vehicle, and incorporating a cytotoxic (cell-killing) dose of radiotherapy (in the form of iodine-131, a radioisotope that is already in common use to treat thyroid and other cancer types).  It is this “intracellular radiation” mechanism of cancer cell killing, coupled with selective delivery to a wide range of malignant tumor types, that we believe imbues HOT with broad-spectrum anti-cancer activity.  In 2009, we filed an IND with the FDA to study HOT in humans.  In early 2010, we successfully completed a Phase 1a dosimetry trial in humans demonstrating initial safety and establishing dosing parameters for a Phase 1b dose-escalation trial.  Radiation dosimetry measures how much radiation is absorbed by tumors and body organs in order to optimize delivery of radiation therapy.  The Phase 1b dose-escalation trial is aimed at determining the Maximum Tolerated Dose, and we expect it to begin in the fourth quarter of 2011.  In parallel, we expect to initiate Phase 2 efficacy trials in solid tumors in 2012 as soon as a minimal efficacious dose is established.  We may determine such an effective dose upon seeing a tumor response in the Phase 1b trial or calculating it from parallel imaging trials in patients (see LIGHT below).  Preclinical experiments in vitro (in cell culture) and in vivo (in animals) have demonstrated selective killing of cancer cells along with a benign safety profile.  HOT’s anti-tumor/survival-prolonging activities have been demonstrated in over a dozen different xenograft models (human tumor cells implanted into animals) including breast, prostate, lung, glioma (brain), pancreatic, melanoma, ovarian, uterine, renal and colorectal cancers.  In all but two models, a single administration of HOT was sufficient to demonstrate efficacy.  In view of HOT’s selective uptake and retention in a wide range of solid tumors, its single-agent efficacy in xenograft models and its non-specific mechanism of cancer-killing (radiation), we expect to first develop HOT as a monotherapy, initially for solid tumors.

LIGHT (labeled with a shorter-lived radioisotope, iodine-124) is a small-molecule imaging agent that we believe has first-in-class potential in detecting and quantifying cancerous tumors and metastases.  LIGHT is comprised of a small quantity of COLD (too little for Akt inhibition), acting as a cancer-targeted delivery and retention vehicle, and incorporating iodine-124, a relatively new positron emission tomography (PET) imaging isotope.  PET imaging used in conjunction with CT scanning has now become the imaging method of choice in oncology.  In studies to date, LIGHT selectively illuminated malignant tumors in 52 of 54 animal models of cancer, reflecting broad-spectrum, cancer-selective uptake and retention.  We expect investigator-sponsored Phase 1/2 trials of LIGHT as a PET imaging agent to begin in the fourth quarter of 2011. The trials will initially include brain metastases, lung and breast cancers.  These human trials, if successful, will serve two important purposes:

•
To provide proof-of-concept for LIGHT itself as a PET imaging agent with the potential to supplant the current “gold standard” agent, 18-fluoro-deoxyglucose (FDG), due to what we believe to be LIGHT’s superior cancer-specificity and more favorable logistics of clinical use; and

•	To accelerate clinical development of HOT by predicting efficacy and enabling estimation of efficacious doses of HOT for Phase 2 trials.

Prior to the Acquisition, for more than 10 years, Novelos had been developing oxidized glutathione-based compounds for the treatment of cancer, including NOV-002, an injectable small-molecule compound based on a proprietary formulation of oxidized glutathione that Novelos had been developing for use in combination with standard of care chemotherapies for the treatment of solid tumors. From 2005 through 2010 Novelos raised approximately $67 million in capital for the development of our compounds. From November 2006 through January 2010, Novelos conducted a Phase 3 trial of NOV-002 plus first-line chemotherapy in advanced non-small cell lung cancer which, when completed in February 2010, did not meet its primary and secondary efficacy endpoints.  Following the completion of the Phase 3 trial during 2010, Novelos continued clinical development of NOV-002 in breast cancer and NOV-205 in hepatitis C, although further development of those compounds has been suspended. Novelos also explored strategic alternatives which resulted in the completion of the Acquisition in April 2011.

Results of Operations

Executive summary.  In March 2010, Cellectar completed a Phase 1a dosimetry trial of HOT in humans (the “Phase 1a Trial”), demonstrating initial safety and establishing dosing parameters for a Phase 1b dose-escalation trial.  Following the completion of the Phase 1a Trial and as a result of limited funding, Cellectar suspended research and manufacturing activities, terminated certain non-key personnel and implemented salary reductions in an effort to contain costs while Cellectar concentrated on its fund raising efforts.  The fluctuations in research and development costs for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 are primarily attributable to the cost reduction efforts implemented in mid-2010 offset in some cases by the increases associated with the recommencement of research activities following the Acquisition.  Following the Acquisition, we are resuming development activities in preparation for planned clinical trials in HOT and LIGHT scheduled to begin in the fourth quarter of 2011.

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

Three Months Ended September 30, 2011 and 2010

Research and Development.   Research and development expense for the three months ended September 30, 2011 was approximately $1,006,000 (comprised of approximately $36,000 in clinical project costs, $73,000 of preclinical project costs, $45,000 of manufacturing and related costs and $852,000 in general unallocated research and development costs) compared to approximately $500,000 (comprised of approximately $7,000 in clinical projects, $11,000 in preclinical projects, $5,000 in manufacturing costs, and $477,000 in general unallocated research and development costs) for the three months ended September 30, 2010.  The $506,000 or 101% increase in research and development expenses is related to increased payroll costs, stock compensation, and costs associated with the research activities resumed following the Acquisition.  The $62,000 increase in preclinical costs is a result of increased funding of preclinical studies associated with all of our compounds.  The $29,000 increase in clinical costs in the three months ended September 30, 2011 versus the comparable period in 2010 were primarily related to costs associated with the preparation for the Phase 1b dose-escalation trial to be initiated in the fourth quarter of 2011.  Manufacturing costs, principally supplies, increased approximately $40,000 as manufacturing activities were resumed following the Acquisition.  General unallocated research and development costs increased as follows: salaries and related costs increased approximately $150,000 relating to the addition of employees in connection with and subsequent to the Acquisition; stock-based compensation increased approximately $86,000 as a result of stock option grants made in May 2011 following the Acquisition; patent costs increased by $33,000; repairs and maintenance costs increased by $35,000; and consulting increased by $55,000.  Travel costs increased approximately $11,000 due to an increase in travel between our Massachusetts and Wisconsin offices.

General and Administrative.   General and administrative expense for the three months ended September 30, 2011 was approximately $905,000 compared to approximately $107,000 in the three months ended September 30, 2010.  The approximately $798,000 increase is primarily due to the following factors.  Salaries and related costs increased by approximately $354,000 resulting from the addition of employees in connection with the Acquisition. Stock-based compensation increased by $223,000 associated with stock option grants in May 2011.  The cost of purchased services increased by approximately $154,000 principally as a result of increased costs associated with investor relations, legal fees, directors’ fees and costs associated with public company reporting.  Insurance costs increased approximately $28,000 and rent increased approximately $16,000 associated with the addition of the Massachusetts location following the Acquisition.

Gain on Derivative Warrants.  We recorded a gain on derivative warrants of approximately $3,600 in the three months ended September 30, 2011. This amount represents the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net for the three months ended September 30, 2011 and 2010 consists of approximately the following:

	Three Months Ended September 30,
	2011	2010

Interest expense, convertible notes	$—	$(82,000)
Interest expense, bank note	—	(14,000)
Interest expense, other	(2,000)	—
Interest income	4,000	3,000
	$2,000	$(93,000)

The decrease in interest expense on the convertible notes and bank note was a result of the settlement of those obligations in connection with the Acquisition.

Nine Months Ended September 30, 2011 and 2010

Research and Development.   Research and development expense for the nine months ended September 30, 2011 was approximately $2,445,000 (comprised of approximately $37,000 in clinical project costs, $141,000 of preclinical project costs, $95,000 of manufacturing and related costs and $2,172,000 in general unallocated research and development costs) compared to approximately $2,617,000 (comprised of $200,000 in clinical project costs, $453,000 of preclinical project costs, $88,000 of manufacturing and related costs and $1,876,000 in general unallocated research and development costs) for the same period in 2010.  The approximately $172,000, or 7%, decrease in research and development occurred in several categories.  The $163,000 decrease in clinical projects in the nine months ended September 30, 2011 versus the comparable period in 2010 was related to the completion of the Phase 1a trial in March 2010.  The $312,000 decrease in preclinical projects, for the nine months ended September 30, 2011 versus the same period in 2010 was primarily related to a $267,000 decrease in subcontracted preclinical research as those activities had increased in the first half of 2010 in preparation for future clinical trials.  These decreases were partially offset by an increase of approximately $296,000 in general unallocated research and development costs primarily due to a $116,000 increase in stock-based compensation as a result of stock options granted in May 2011 following the Acquisition, as well as increases in consulting, maintenance and permitting costs as we prepared to resume manufacturing and research activities following the Acquisition.

General and Administrative.   General and administrative expense for the nine months ended September 30, 2011 was approximately $1,828,000 compared to approximately $1,014,000 in the same period of 2010.  The $814,000 or 80% increase in general and administrative costs were primarily related to the following items: Salary and related increased approximately $293,000 resulting from the from the addition of employees in connection with the Acquisition and the removal of salary reductions that had been in place in order to conserve cash; stock-based compensation increased by $209,000 associated with stock option grants made in May 2011; the cost of subcontracted services increased by approximately $196,000 as a result of increased investor relations activities, directors’ fees and costs associated with public company reporting.  Insurance costs increased approximately $39,000, rent increased approximately $34,000 associated with the addition of the Massachusetts location following the Acquisition and travel costs increased approximately $23,000 due to an increase in travel between our Massachusetts and Wisconsin offices.

Merger Costs. Merger costs during the nine months ended September 30, 2011 consisted of $450,000 in investment banking fees, approximately $286,000 in legal fees and approximately $10,000 in insurance costs.

Grant income.   Qualifying therapeutic discovery projects, among others, include those designed to treat or prevent diseases or conditions by conducting pre-clinical or clinical activities for the purpose of securing FDA approval of a product.  We received payments of approximately $44,000 in the first nine months of 2011 under a cash grant from the U.S. Internal Revenue Service as a qualifying therapeutic discovery project credit pursuant to Patient Protection and Affordable Care Act. The payments have been recorded as a component of other income.

Loss on Derivative Warrants.  We recorded a loss on derivative warrants of approximately $67,000 in the nine months ended September 30, 2011. This amount represents the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net for the nine months ended September 30, 2011 and 2010 consists approximately of the following:

	Nine Months Ended September 30,
	2011	2010

Interest expense, convertible notes	$(159,000)	$(223,000)
Beneficial conversion feature, convertible notes	(258,000)	(214,000)
Interest expense, bank note	(6,000)	(43,000)
Interest expense, other	(9,000)	(1,000)
Interest income	4,000	13,000
	$(428,000)	$(468,000)

Since the convertible notes were converted based on revised conversion terms that resulted in the issuance of an additional 343,963 shares of common stock than would have been issued if the convertible notes had been converted in accordance with their original terms, the value of these additional shares of approximately $258,000 was recorded as a component of interest expense in the second quarter of 2011.  Since the convertible notes were convertible into common stock at the date of issuance at a price per share which is less than the estimated fair value of our common stock at that date, the estimated intrinsic value of the beneficial conversion feature of approximately $214,000 was recorded as a component of interest expense on the date of issuance in the first three months of 2010. The decrease in interest expense on the convertible notes and bank note was a result of the settlement of those obligations in connection with the Acquisition.  The increase in other interest expense is principally a result of the issuance of notes payable to the Wisconsin Department of Commerce in September 2010. The reduction of interest income was a result of a decrease in average cash balances and interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. To date, Cellectar and Novelos have raised capital aggregating approximately $105 million.  Novelos has raised capital aggregating approximately $78 million, including proceeds from the April 2011 private placement.  Since its inception, Cellectar raised capital aggregating approximately $27 million.  As of September 30, 2011, we had approximately $1,591,000 in cash and cash equivalents.

During the nine months ended September 30, 2011, approximately $4,435,000 in cash was used in operations.  During this period we reported a net loss of approximately $5,470,000.  However, this loss included the following non-cash items: an approximately $67,000 loss on derivative warrants, approximately $6,000 loss on the disposal of fixed assets, approximately $656,000 in stock-based compensation, approximately $440,000 in depreciation and amortization expense and approximately $258,000 of interest expense attributed to the estimated intrinsic value of the beneficial conversion feature associated with convertible notes. After adjustment for these non-cash items, we used approximately $331,000 in cash for the payment of accounts payable and accrued liabilities resulting from the payment of vendor liabilities that had accumulated leading up to the Acquisition and private placement.  The Company utilized approximately $225,000 in cash for the prepayment of certain items, including an annual renewal of its directors and officers’ insurance and general business insurance.  Other changes in working capital provided cash of $6,000.  We incurred $159,000 of accrued interest associated with notes payable that were converted to common stock on April 8, 2011.

During the nine months ended September 30, 2011, we purchased approximately $112,000 in fixed assets.  As described above, on April 8, 2011, we completed the Acquisition.  In connection with the Acquisition, we acquired cash of approximately $906,000.

During the nine months ended September 30, 2011, we repaid approximately $676,000 in long-term obligations, including the payment, immediately prior to the Acquisition, of approximately $627,000 in full settlement of a Cellectar note payable to a bank. In connection with that repayment, restrictions were released on $500,000 of cash equivalents.  On April 8, 2011, the holders of Cellectar convertible notes converted outstanding principal of $2,720,985 and unpaid interest thereon into a total of 4,181,535 shares of common stock.

Upon the closing of the Acquisition, we completed the private placement of our common stock and warrants for net proceeds of $4,866,000.

Deferred issuance costs increased by approximately $131,000 due to costs incurred in advance of a proposed underwritten offering of our securities.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of $29,514,506 at September 30, 2011.  During the nine months ended September 30, 2011, we generated a net loss of $5,469,502 and we expect that we will continue to generate operating losses for the foreseeable future. At September 30, 2011, our cash balance was approximately $1,591,000.  We believe our cash on hand is adequate to fund operations until the end of 2011.  Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  On July 1, 2011, we filed with the SEC a Registration Statement on Form S-1 for an underwritten public offering of our securities with proceeds of up to $15,000,000, excluding the underwriter’s over-allotment. The registration statement has not yet become effective. There can be no assurance that the registration statement will become effective or that any securities will be sold pursuant to it. We plan to actively pursue this and other financing alternatives; however we have not entered into negotiations for any such alternative transaction. There can be no assurance that we will obtain the necessary funding.  Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s third quarter of 2011 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A putative federal securities class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of Novelos, on behalf of himself and all others who purchased or otherwise acquired our common stock in the period between December 14, 2009 and February 24, 2010, against Novelos and our President and Chief Executive Officer, Harry S. Palmin.  On October 1, 2010, the court appointed lead plaintiffs (Boris Urman and Ramona McDonald) and appointed lead plaintiffs’ counsel.  On October 22, 2010, an amended complaint was filed.  The amended complaint claims, among other things, that Novelos violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged misleading disclosures related to the progress of the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  On December 6, 2010, Novelos filed a motion to dismiss the complaint with prejudice.  On January 20, 2011, the plaintiffs filed their opposition to our motion and on March 3, 2011, we filed our response to their opposition. On June 23, 2011, the motion to dismiss was granted and the case was dismissed without prejudice.  Because the dismissal was without prejudice, the plaintiffs could reinstitute the proceeding by filing an amended complaint.  On August 5, 2011, the plaintiffs filed a second amended complaint realleging that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 in connection with alleged misleading disclosures related to the Phase 3 clinical trial for NOV-002 in non-small cell lung cancer.  On September 9, 2011, the defendants filed a motion to dismiss the second amended complaint.  The plaintiff’s opposition to the motion was filed by October 14, 2011 and the defendants filed a reply brief on November 4, 2011.  The Company and Mr. Palmin believe the allegations are without merit and intend to vigorously defend against them.

On June 28, 2010, Novelos received a letter from counsel to ZAO BAM and ZAO BAM Research Laboratories (Russian companies, collectively referred to as “BAM”) alleging that we modified the chemical composition of NOV-002 without prior notice to or approval from BAM, constituting a material breach of a technology and assignment agreement we had entered into with BAM on June 20, 2000 (the “June 2000 Agreement”).  The letter references our amendment, submitted to the FDA on August 30, 2005, to our investigational new drug application dated August 1999 as the basis for BAM’s claims and demands the transfer of all intellectual property rights concerning NOV-002 to BAM.  Mark Balazovsky, a director of Novelos from June 1996 until November 2006 and a shareholder of Novelos through at least June 25, 2010, is, to our knowledge, still the general director and principal shareholder of ZAO BAM.  On September 24, 2010, Novelos filed a complaint in Suffolk Superior Court seeking a declaratory judgment by the court that the June 2000 Agreement has been replaced by a subsequent agreement between the parties dated April 1, 2005 (the “April 2005 Agreement”), that Novelos’ obligations to BAM are governed solely by the April 2005 Agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied.  On November 29, 2010, BAM answered the complaint, denying the material allegations, and stating its affirmative defenses and certain counterclaims. On January 14, 2011, Novelos responded to the counterclaims, denying BAM’s material allegations and stating our affirmative defenses.  On June 9, 2011, BAM filed an amended counterclaim alleging additional claims related to Novelos’ acquisition of Cellectar.  In that amended counterclaim, BAM alleges that the acquisition evidences Novelos’ abandonment of the technology assigned to it by BAM constituting a breach of the June 2000 Agreement or, if that agreement is determined to no longer be in effect, a breach of the April 2005 Agreement and/or a breach of the implied duty of good faith and fair dealing with respect to the April 2005 Agreement.  On June 15, 2011 we filed our response to their amended counterclaim.  On August 5, 2011, we filed a motion for judgment on the pleadings as to our declaratory judgment count and all counts of BAM’s amended counterclaim.  The motion was opposed by BAM and a hearing on the motion was held on September 27, 2011. On October 17, 2011, the court ruled on our behalf for each of our declaratory judgment claims and dismissed all counts of BAM’s counterclaim.  Judgment in favor of the Company was entered on October 20, 2011 and BAM has until November 21, 2011 to appeal or otherwise seek post-judgment relief.

Item 1A.	Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At September 30, 2011, our consolidated cash balance was approximately $1,591,000.  We believe our cash on hand is adequate to fund operations until the end of 2011. We have expended and expect to continue to expend substantial funds on the research, development and clinical and pre-clinical testing of our drug compounds.  We will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products.  Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.

Our capital requirements and our ability to meet them depend on many factors, including:

•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	progress with pre-clinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;
•	competing technological and market developments;
•	market acceptance of our products;
•	costs for recruiting and retaining management, employees and consultants;
•	costs for educating physicians regarding the application and use of our products;
•	whether or not we obtain a listing on a national exchange and, if not, our prospects for obtaining such listing;
•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war; and
•	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

We are a development stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products which will generate product or licensing revenues. We do not expect to have any marketable products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. Cellectar has experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of September 30, 2011, we had working capital of $1,586,871 and stockholders’ equity of $5,897,099. For the period from Cellectar’s inception in November 2002 through September 30, 2011 and for the nine months ended September 30, 2011 we incurred net losses of $(29,514,506) and $(5,469,502), respectively. We may never achieve profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

On November 3, 2011, the Securities Purchase Agreement dated April 8, 2011 between the Company and a group of accredited investors, was amended to extend the date by which the resale registration statement contemplated under that agreement is required to be filed to the 180th day following the date of the final prospectus for the Company’s currently contemplated public offering and to extend the date by which effectiveness of the resale registration statement must be obtained to the 240th day following the date of the final prospectus for such public offering.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1
3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: November 7, 2011	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1
3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X