Form 10-Q
period 2012-03-31
NOVELOS THERAPEUTICS, INC.
filed 2012-05-04
CIK 1279704

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 37,570,245 shares of common stock, $0.00001 par value per share, as of May 1, 2012.

NOVELOS THERAPEUTICS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,787,576	$5,505,960
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	183,300	254,967
Total current assets	4,025,876	5,815,927
FIXED ASSETS, NET	2,919,943	3,044,565
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	27,222	27,222
TOTAL ASSETS	$8,648,503	$10,563,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$471,629	$478,041
Derivative liability	32,397	23,305
Capital lease obligations, current portion	2,275	2,235
Total current liabilities	506,301	503,581
LONG-TERM LIABILITIES:
Notes payable, net of current portion	450,000	450,000
Deferred rent	127,368	124,381
Capital lease obligations, net of current portion	3,507	4,091
Total long-term liabilities	580,875	578,472
TOTAL LIABILITIES	1,087,176	1,082,053
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 36,962,264 and 36,907,824 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	369	369
Additional paid-in capital	41,398,287	40,961,180
Deficit accumulated during the development stage	(33,837,329)	(31,480,426)
Total stockholders’ equity	7,561,327	9,481,123
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,648,503	$10,563,176

The accompanying notes are an integral part of these consolidated financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Development-Stage Period from November 7, 2002 (date of inception) through March 31,
	2012	2011	2012

COSTS AND EXPENSES:
Research and development	$1,328,314	$471,404	$22,133,353
General and administrative	997,671	131,726	10,660,282
Merger costs	—	250,434	799,133
Total costs and expenses	2,325,985	853,564	33,592,768

LOSS FROM OPERATIONS	(2,325,985)	(853,564)	(33,592,768)

OTHER INCOME (EXPENSE):
Grant income	—	44,479	244,479
Loss on derivative warrants	(28,846)	—	(41,004)
Interest expense, net	(2,072)	(156,167)	(449,197)
Other income	—	—	1,161
Total other expense, net	(30,918)	(111,688)	(244,561)
NET LOSS	$(2,356,903)	$(965,252)	$(33,837,329)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.08)	$(2.87)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	36,910,217	12,820,102	11,775,244

The accompanying notes are an integral part of these consolidated financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Development-Stage Period from November 7, 2002 through March 31,
	2012	2011	2012
Net loss	$(2,356,903)	$(965,252)	$(33,837,329)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	139,771	144,174	2,555,809
Stock-based compensation	417,353	58,462	3,272,226
Intrinsic value of beneficial conversion feature associated with convertible debt	—	—	471,765
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	—	19,671
Loss on disposal of fixed assets	—	—	36,477
Loss on derivative warrants	28,846	—	41,004
Changes in:
Prepaid expenses and other current assets	71,667	(5,458)	(167,130)
Accounts payable and accrued liabilities	(6,412)	293,383	91,500
Accrued interest	—	145,802	463,722
Deferred rent	2,987	4,323	127,368
Cash used in operating activities	(1,702,691)	(324,566)	(26,835,397)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	—	905,649
Purchases of fixed assets	(15,149)	—	(5,501,741)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	—	—	(55,000)
Payment for intangible assets	—	—	(19,671)
Cash used in investing activities	(15,149)	—	(4,663,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	2,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	—	(49,998)	(1,227,944)
Payments on capital lease obligations	(544)	(508)	(5,192)
Proceeds from issuance of common stock and warrants, net of issuance costs	—	—	31,874,254
Proceeds from exercise of warrant	—	—	250,000
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	—	—	(145)
Change in deferred issuance costs	—	—	28,500
Cash provided by (used in) financing activities	(544)	(50,506)	35,286,736
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,718,384)	(375,072)	3,787,576
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,505,960	673,739	—
CASH AND EQUIVALENTS AT END OF PERIOD	$3,787,576	$298,667	$3,787,576
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$11,563	$208,689
Fair value of derivative warrants reclassified to additional paid-in capital upon cashless exercise	$19,754	$—	$68,093
Issuance of common stock in connection with the conversion of notes payable and accrued interest	$—	$—	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$—	$—	$78,407
Fair value of liabilities assumed in exchange for securities in a business combination	$—	$—	$(439,615)
Goodwill resulting from a business combination	$—	$—	$1,675,462

The accompanying notes are an integral part of these consolidated financial statements.

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

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Acquisition was accounted for as a reverse acquisition whereby Cellectar, Inc. was treated as the acquirer for accounting and financial reporting purposes. The financial statements presented herein as of and for the three months ended March 31, 2011 represent the historical financial information of Cellectar, except for the capital structure which represents the historical amounts of Cellectar, retroactively adjusted to reflect the legal capital structure of Novelos by applying the Exchange Ratio. On April, 8, 2011, Cellectar was merged into the Merger Subsidiary a wholly owned subsidiary of Novelos; as such, the financial statements presented herein as of and for the three months ended March 31, 2012 include the consolidated results of the combined company from January 1, 2012 through March 31, 2012.  All per-share amounts and outstanding shares, including all common stock equivalents, and stock options, have been retroactively restated in these financial statements and notes for all periods presented to reflect the capital structure of Novelos by applying the Exchange Ratio. The number of authorized shares of common stock disclosed on the balance sheet (150,000,000) represents the number of authorized shares of Novelos common stock following the Acquisition.

As a result of the Acquisition, the Company has implemented a revised business plan focused on the development of the Cellectar compounds.  Development of Novelos’ other compounds (NOV-002 and NOV-205) has been suspended.  The Company conducts its operations from its headquarters in Madison, Wisconsin and the Company’s executive offices are in Newton, Massachusetts.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $33,837,329 at March 31, 2012. During the three months ended March 31, 2012, the Company generated a net loss of $2,356,903 and the Company expects that it will continue to generate operating losses for the foreseeable future.  The Company believes that its cash on hand is adequate to fund operations into the middle of the third quarter of 2012.  The Company’s ability to execute its operating plan beyond that time depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements. The accompanying unaudited consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three months ended March 31, 2012 and 2011 and the cumulative period November 7, 2002 (date of inception) through March 31, 2012, and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and the cumulative period November 7, 2002 (date of inception) through March 31, 2012 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2012 and consolidated results of its operations and its cash flows for the three months ended March 31, 2012 and 2011 and the period from November 7, 2002 (inception) to March 31, 2012. The results for the three months ended March 31, 2012 are not necessarily indicative of future results.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K, which was filed with the SEC on March 9, 2012.

Goodwill — Intangible assets at March 31, 2012 consist of goodwill recorded in connection with the Acquisition. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which is generally three years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of Topic 505, Equity of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable and long-term obligations.  The carrying amount of cash equivalents and accounts payable approximate their fair value due to their short-term nature.  The carrying value of long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market interest rates available on similar instruments.

Derivative Instruments   – The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 50,419 at March 31, 2012. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2012 and December 31, 2011, these warrants represented the only outstanding derivative instruments issued or held by the Company.

New Accounting Pronouncements — In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The adoption of this standard on January 1, 2012 did not have a material impact on the Company’s financial statements or required disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011, interim and annual periods thereafter.  Early adoption is permitted. The Company adopted the provisions of this standard on January 1, 2012. The adoption of this standard did not have a material impact on the Company’s financial statements or required disclosures.

2. FAIR VALUE

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
•	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$32,397	$-	$32,397

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$23,305	$-	$23,305

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

XMS Capital Partners, the financial advisor to Cellectar in connection with the Acquisition, received a cash fee of $200,000 upon the completion of the Acquisition in consideration of their services.  Rodman & Renshaw, LLC (“Rodman”), financial advisor to Novelos in connection with the Acquisition, received a cash fee of $250,000 upon the completion of the Acquisition in consideration of their services.  These amounts were recorded as merger costs and expensed as incurred on the date of the Acquisition.  In addition to the investment banking fees, the Company also incurred an additional $250,434 of merger-related legal and other costs during the three months ended March 31, 2011 which were included as a component of expense in the respective period.

The Acquisition was completed principally to leverage synergies between Novelos’ strategic focus and experience in developing and funding the development of cancer drugs and Cellectar’s portfolio of cancer-targeted compounds.

Purchase Accounting

The Acquisition was accounted for using the purchase method of accounting as a reverse acquisition.  In a reverse acquisition, the post-acquisition net assets of the surviving combined company includes the historical cost basis of the net assets of the accounting acquirer (Cellectar) plus the fair value of the net assets of the accounting acquiree (Novelos).  Further, under the purchase method, the purchase price is allocated to the assets acquired, liabilities assumed and identifiable intangible assets based on their estimated fair values with the remaining excess purchase price over net assets acquired allocated to goodwill.

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

The Company determined that the acquired Novelos legacy technology had no value as of the date of the acquisition.

Goodwill

Of the total purchase price of $2,219,903, $1,675,462 was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill includes the value of the Novelos work force (management team). None of the goodwill associated with the Acquisition is deductible for income tax purposes.

The Company is required to perform an annual impairment test related to goodwill, which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no changes in circumstances that would suggest that the goodwill is not recoverable. There were no changes in goodwill during the three months ended March 31, 2012.

4. STOCKHOLDERS’ EQUITY

April 2011 Private Placement

Concurrently with and conditioned upon the execution of the Merger Agreement, the Company entered into a Securities Purchase Agreement with certain accredited investors under which the Company sold an aggregate of 6,846,537 units, each unit consisting of one share of its common stock and a warrant to purchase one share of its common stock, at a price of $0.75 per unit, for gross proceeds of approximately $5,135,000 (the “April Private Placement”).  The warrants have an exercise price of $0.75 and expire on March 31, 2016.  The warrant exercise price and/or the common stock issuable pursuant to such warrant are subject to adjustment only for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.  The relative fair value of the warrants issued to the investors was $2,124,286 at issuance and has been included as a component of stockholders’ equity.

The Securities Purchase Agreement includes certain registration requirements which were subsequently extended by the consent of purchasers holding a majority of shares of the Company’s common stock issued in the April Private Placement, which holders constituted the requisite holders, as defined. The Company is required to file with the SEC no later than May 29, 2012 (the "Filing Deadline") a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued pursuant to the Securities Purchase Agreement that are not otherwise saleable under an available exemption from registration requirements.  The Company is also required to use commercially reasonable efforts to have the registration statement declared effective by July 28, 2012 (the "Effectiveness Deadline"), and to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or the second anniversary of the closing.

In the event the Company fails to file the registration statement within the timeframe specified by the Securities Purchase Agreement, or if it fails to obtain effectiveness of this registration on or prior to July 28, 2012 (if there is no review by the SEC) or by August 28, 2012 (if there is review by the SEC) with respect to the maximum number of shares permitted to be registered by the SEC, the Company will be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the registration statement is filed or declared effective, as applicable, not to exceed 5% of the aggregate purchase price.  The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period.  The Company has also granted piggy-back registration rights with respect to any shares of common stock that it is required to exclude from the registration statement as a condition of its effectiveness, and has also agreed to file further registration statements with respect to any such shares six months after the effective date of the initial registration statement. As of March 31, 2012, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

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

Common Stock Warrants

The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants.

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2012.  There were no outstanding common stock purchase warrants as of March 31, 2011.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

December 6, 2011 Underwritten Offering	10,081,667	$0.60	December 6, 2016
April 8, 2011 Private Placement	6,839,468	$0.75	March 31, 2016
Legacy warrants (1)	50,419	$0.60	July 27, 2015
Legacy warrants	105,040	$16.065	July 27, 2015
Legacy warrants	91,524	$99.45-100.98	December 31, 2015
Legacy warrants	8,561	$191.25	May 2, 2012

Total	17,176,679

(1)  The exercise prices of these warrants are subject to adjustment for “down-rounds” and have been accounted for as derivative instruments as described in Note 2.

On March 28, 2012, the Company issued 10,285 shares of common stock in connection with the cashless exercise of warrants to purchase 27,310 shares of common stock. The warrants had an expiration date of July 27, 2015 and an exercise price of $0.60 per share. The Company reclassified $19,754 from the derivative liability to additional paid-in capital upon the exercise of the warrants.

On March 28, 2012, the Company issued 44,155 shares of common stock in connection with the cashless exercise of warrants to purchase 200,000 shares of common stock. The warrants had an expiration date of March 31, 2016 and an exercise price of $0.75 per share.

On April 26, 2012, the Company issued 582,981 shares of common stock in connection with the cashless exercise of warrants to purchase 833,333 shares of common stock. The warrants had an expiration date of December 6, 2016 and an exercise price of $0.60 per share.

On April 30, 2012, the Company issued 25,000 shares of common stock upon the cashless exercise of warrants to purchase 40,783 shares of common stock. The warrants had an expiration date of March 31, 2016 and an exercise price of $0.75 per share.

5.  STOCK-BASED COMPENSATION

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,		Cumulative Development- Stage Period from November 7, 2002 through March 31,
	2012	2011	2012
Employee and director stock option grants:
Research and development	$78,044	$23,526	$566,602
General and administrative	248,968	34,936	2,397,155
	327,012	58,462	2,963,757
Non-employee consultant stock option grants:
Research and development	47,014	—	83,171
General and administrative	43,327	—	225,298
	90,341	—	308,469

Total stock-based compensation	$417,353	$58,462	$3,272,226

During 2011, the Company granted options to purchase 670,200 shares of common stock that vest based upon the achievement of performance-based milestones. As of March 31, 2012, 335,100 of these performance-based awards remain outstanding. No compensation expense has been recognized related to the performance-based awards as the Company does not believe that it is probable that the performance targets will be met.

 Stock Option Activity

A summary of stock option activity under stock option plans is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,827,638	$1.82
Granted	—
Canceled	—
Outstanding at March 31, 2012	4,827,638	$1.82

Vested, March 31, 2012	1,096,038	$4.27	9.09	$56,121
Unvested, March 31, 2012	3,731,600	$1.10	9.34	$527,919
Exercisable at March 31, 2012	1,096,038	$4.27	9.09	$56,121

No stock option awards were granted in the three months ended March 31, 2012 or 2011.

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2012, there was $1,935,626 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $748,791, $728,122, $352,444 and $106,269 during 2012, 2013, 2014 and 2015, respectively.  The Company expects 3,396,500 in unvested options, excluding performance-based awards, to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2012 was $1.15 and $0.89, respectively. There were no Cellectar options outstanding as of March 31, 2011.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Under this guidance, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2012 or 2011 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition related to the uncertainty in income tax positions.

7.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and convertible debt.  Since there is a net loss attributable to common stockholders for the three months ended March 31, 2012 and 2011, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended March 31,		Cumulative Development- Stage Period from November 7, 2002 (inception) through March 31,
	2012	2011	2012
Convertible debt	—	3,822,062	—
Warrants	17,176,679	—	17,176,679
Stock options	4,827,638	—	4,827,638

8.  CONTINGENCIES

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

9.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).

During the three months ended March 31, 2012, the Company made contributions to UW totaling $81,500 for use towards unrestricted research activities and paid UW $92,754 for costs associated with clinical trial agreements. No payments were made during the three months ended March 31, 2011.

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

Acquisition

On April 8, 2011, we completed the Acquisition.  Immediately prior to the Acquisition, we completed a 1-for-153 reverse split of our common stock. We then issued 17,001,596 shares of our common stock to the former shareholders of Cellectar as consideration for the Acquisition, constituting approximately 85% of our outstanding common stock after giving effect to the Acquisition.  Upon the closing of the Acquisition, we completed the private placement of 6,846,537 shares of our common stock and warrants to purchase an additional 6,846,537 shares of our common stock.  The Acquisition was accounted for as a reverse acquisition whereby Cellectar, Inc. was treated as the acquirer for accounting and financial reporting purposes. As such, references to the results of operations for the three months ended March 31, 2011 represent the historical results of Cellectar. References to the results of operations for the three months ended March 31, 2012 include the consolidated results of the combined company from January 1, 2012 through March 31, 2012.

As a result of the Acquisition, we have implemented a revised business plan focused on the development of the Cellectar compounds.  We conduct our operations from our headquarters in Madison, Wisconsin and our executive offices are in Newton, Massachusetts. Further development of our other compounds (NOV-002 and NOV-205) has been suspended.

Overview

We are a pharmaceutical company developing novel drugs for the treatment and diagnosis of cancer. We believe our three cancer-targeted compounds are selectively taken up and retained in cancer cells, including cancer stem cells, versus normal cells. Thus, our therapeutic compounds appear to directly kill cancer cells while minimizing harm to normal cells. This offers the potential for a paradigm shift in cancer therapy by providing efficacy versus all three major drivers of mortality in cancer: primary tumors, metastases and stem cell-based relapse. I-124-CLR1404 (LIGHT) is a small-molecule cancer-targeted positron emission tomography (PET) imaging agent. We believe LIGHT has first-in-class potential, and Phase 1-2 clinical trials are ongoing. I-131-CLR1404 (HOT) is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that delivers cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. We believe HOT also has first-in-class potential. A HOT Phase 1b dose-escalation trial is ongoing and, subject to our obtaining additional funding, we expect HOT to enter Phase 2 trials in the first quarter of 2013, as a monotherapy for solid tumors with significant unmet medical need. CLR1404 (COLD), a pre-clinical cancer-targeted non-radioactive chemotherapy, works primarily through Akt inhibition. Together, we believe our compounds are able to “find, treat and follow” cancer anywhere in the body in a novel, effective and highly selective way.

LIGHT is a small-molecule imaging agent that we believe has first-in-class potential for selective detection of tumors and metastases in a broad range of cancers. LIGHT is comprised of a small, non-pharmacological quantity of CLR1404 (COLD, acting as a cancer-targeted delivery and retention vehicle) labeled with the short-lived radioisotope, iodine-124, a new PET imaging isotope. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in oncology. In studies to date, LIGHT selectively illuminated malignant tumors in 52 of 54 animal models of cancer, demonstrating evidence of broad-spectrum, cancer-selective uptake and retention. Investigator-sponsored Phase 1-2 trials of LIGHT as a PET imaging agent are ongoing at the University of Wisconsin. The trials include lung cancer, brain cancer and, starting in the second quarter of 2012, other solid tumors. These human trials, if successful, will serve three important purposes. First, they would provide proof-of-concept for LIGHT itself as a PET imaging agent with the potential to supplant the current “gold standard” agent, 18-fluoro-deoxyglucose (FDG), due to what we believe to be LIGHT’s superior cancer-specificity and more favorable logistics of clinical use. Second, favorable results would advance potential partnering discussions for LIGHT. Third, tumor uptake data will accelerate clinical development of HOT by predicting efficacy and enabling calculation of efficacious doses of HOT for Phase 2 trials.

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

Prior to the Acquisition, for more than 10 years, Novelos had been developing oxidized glutathione-based compounds for the treatment of cancer, including NOV-002, an injectable small-molecule compound based on a proprietary formulation of oxidized glutathione that Novelos had been developing for use in combination with standard-of-care chemotherapies for the treatment of solid tumors. From 2005 through 2010 Novelos raised approximately $67 million in capital for the development of our compounds. From November 2006 through January 2010, Novelos conducted a Phase 3 trial of NOV-002 plus first-line chemotherapy in advanced non-small cell lung cancer which, when completed in February 2010, did not meet its primary and secondary efficacy endpoints. Following the completion of the Phase 3 trial, Novelos continued clinical development of NOV-002 in breast cancer and NOV-205 in hepatitis C during 2010, although further development of those compounds was later suspended. Novelos also explored strategic alternatives, which resulted in the completion of the Acquisition in April 2011.

Results of Operations

Executive summary.  In March 2010, Cellectar completed a Phase 1a dosimetry trial of HOT in humans (the “Phase 1a Trial”), demonstrating initial safety and establishing dosing parameters for a Phase 1b dose-escalation trial.  Following the completion of the Phase 1a Trial and as a result of limited funding, Cellectar suspended research and manufacturing activities, terminated certain non-key personnel and implemented salary reductions in an effort to contain costs while Cellectar concentrated on its fundraising efforts. These cost reduction efforts, implemented in 2010, continued in the three-month period ended March 31, 2011. The increases in research and development costs for the three months ended March 31, 2012 compared to 2011 are primarily attributable to the cessation of these cost reduction efforts and recommencement of research activities following the Acquisition, as well as costs associated with the on-going clinical trials in LIGHT and HOT.

Research and development expense.   Research and development expense consists of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, costs of our research and manufacturing facility, costs of manufacturing materials, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical projects, preclinical projects, chemistry and manufacturing costs, and general fixed and overhead costs that are not allocated to the functional project costs, including personnel costs, manufacturing facility costs, related overhead costs and patent costs.

General and administrative expense.   General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public and investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended March 31, 2012 and 2011

Research and Development.   Research and development expense for the three months ended March 31, 2012 was approximately $1,328,000 (comprised of approximately $254,000 in clinical project costs, $70,000 of preclinical project costs, $62,000 of manufacturing and related costs and $942,000 in general unallocated research and development costs) compared to approximately $471,000 (comprised of $3,000 of preclinical project costs, $3,000 of manufacturing and related costs and $465,000 in general unallocated research and development costs) for 2011.  The approximately $857,000, or 181.9%, increase in research and development resulted from increases in all categories. The $254,000 increase in clinical projects and the $59,000 increase in manufacturing and related costs in the three months ended March 31, 2012 versus 2011 were related to costs associated with the Company’s Phase 1-2 trial for LIGHT and its Phase 1b trial for HOT. The $67,000 increase in preclinical costs for the three months ended March 31, 2012 versus 2011 was related to contributions made to the UW for use towards unrestricted research activities. The $477,000 increase in general unallocated research and development costs for the three months ended March 31, 2012 versus 2011 was primarily due to an approximately $217,000 increase in salary costs as a result of increases in personnel following the Acquisition and the removal of salary reductions that were in place in the first quarter of 2011 in order to conserve cash, an approximately $102,000 increase in stock-based compensation resulting from stock options granted during 2011, an approximately $57,000 increase in patent costs as well as increases in subcontracted services, facilities and equipment maintenance costs incurred as we continue manufacturing and research activities in support of the ongoing clinical trials.

General and Administrative.   General and administrative expense for the three months ended March 31, 2012 was approximately $998,000 compared to approximately $132,000 in 2011.  The $866,000, or 656.1%, increase in general and administrative costs were primarily related to the following items: salary increased approximately $242,000 resulting from the addition of employees following the Acquisition and the removal of salary reductions that were in place in the first quarter of 2011 in order to conserve cash; stock-based compensation increased by $257,000 associated with stock options granted in 2011; the cost of subcontracted services increased by approximately $235,000 as a result of increased legal and accounting fees, investor relations activities, directors’ fees and costs associated with public company reporting. Insurance costs increased approximately $34,000, rent increased approximately $18,000 associated with the addition of the Massachusetts location and travel costs increased approximately $14,000 due principally to an increase in travel between our Massachusetts and Wisconsin offices.

Merger Costs. Merger costs during the three months ended March 31, 2012 were $0 compared to approximately $250,000 in legal related fees in connection with the Acquisition for the same period in 2011.

Grant income.   Qualifying therapeutic discovery projects, among others, include those designed to treat or prevent diseases or conditions by conducting clinical or pre-clinical activities for the purpose of securing FDA approval of a product.  The Company received payments of approximately $44,000 in the three months ended March 31, 2011, under a cash grant from the U.S. Internal Revenue Service as a qualifying therapeutic discovery project credit pursuant to Patient Protection and Affordable Care Act. The payment has been recorded as a component of other income in the three months ended March 31, 2011. No grant income was received in the three months ended March 31, 2012.

Loss on Derivative Warrants. We recorded a loss on derivative warrants of approximately $29,000 in the three months ended March 31, 2012. This amount represents the change in fair value, during the respective period, of outstanding warrants that contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net, for the three months ended March 31, 2012 and 2011 consists approximately of the following:

	Three Months Ended March 31,
	2012	2011

Interest expense, convertible notes	$—	$(146,000)
Interest expense, bank note	—	(12,000)
Interest expense, other	(2,000)	—
Interest income	—	2,000
	$(2,000)	$(156,000)

The decrease in interest expense on the convertible notes and bank note was a result of the settlement of those obligations in April 2011. Interest expense in 2012 relates to notes payable to the Wisconsin Department of Commerce issued in September 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. To date, Cellectar and Novelos have raised capital aggregating approximately $110 million.  Novelos has raised capital aggregating approximately $83 million, including proceeds from the April 2011 private placement and the December 2011 underwritten offering.  Since its inception and prior to the Acquisition, Cellectar had raised capital aggregating approximately $27 million.  As of March 31, 2012, we had approximately $3,788,000 in cash and cash equivalents.

During the three months ended March 31, 2012, approximately $1,703,000 in cash was used in operations. During this period we reported a net loss of approximately $2,357,000. However, this loss included the following non-cash items: approximately $140,000 in depreciation and amortization expense, approximately $417,000 in stock-based compensation, and approximately $29,000 in loss on derivative warrants. After adjustment for these non-cash items, we used approximately $6,000 in cash for the payment of accounts payable and accrued liabilities. Other changes in working capital provided cash of $75,000.

During the three months ended March 31, 2012, we purchased approximately $15,000 of equipment.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of $33,837,329 at March 31, 2012. During the three months ended March 31, 2012, we generated a net loss of $2,356,903 and we expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2012, our cash balance was approximately $3,788,000. We believe our cash on hand is adequate to fund operations into the middle of the third quarter of 2012. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. On April 9, 2012, we filed with the SEC a Registration Statement on Form S-1 for the sale of units consisting of common stock and warrants for gross proceeds of up to $10,000,000. The registration statement has not yet become effective. There can be no assurance that the registration statement will become effective or that any securities will be sold pursuant to it. We plan to actively pursue this and other financing alternatives; however we have not entered into negotiations for any such alternative transaction. There can be no assurance that we will obtain the funding necessary to execute our operating plan. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first quarter of 2012 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2012, our consolidated cash balance was approximately $3,788,000. We believe our cash on hand is adequate to fund operations into the middle of the third quarter of 2012. We have expended and expect to continue to expend substantial funds on the research, development and clinical and pre-clinical testing of our drug compounds. We will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. There can be no assurance that we will obtain the necessary funding or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

Our capital requirements and our ability to meet them depend on many factors, including:

•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	progress with clinical trials and pre-clinical studies;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;
•	competing technological and market developments;
•	market acceptance of our products;
•	costs for recruiting and retaining management, employees and consultants;
•	costs for educating physicians regarding the application and use of our products;
•	whether or not we obtain listing on a national exchange and, if not, our prospects for obtaining such listing;
•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war; and
•	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

We are a development stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of clinical and pre-clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Whether we achieve profitability will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. For the period from Cellectar’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through March 31, 2012, Cellectar (and, from and after the business combination, the Company) incurred aggregated net losses of $33,837,329. Net loss for the three months ended March 31, 2012 was $2,356,903. We may never achieve profitability.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2012, the Company issued 10,285 shares of our common stock upon the cashless exercise of warrants to purchase 27,310 shares of common stock.  The warrants had an expiration date of July 27, 2015 and an exercise price of $0.60 per share.

On March 28, 2012, we issued 44,155 shares of our common stock upon the cashless exercise of warrants to purchase 200,000 shares of common stock.  The warrants had an expiration date of March 31, 2016 and an exercise price of $0.75 per share.

These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) of the Securities Act, as the shares were issued in exchange for consideration consisting solely of other securities of the Company, as well as under Section 4(2) of the Securities Act, as a transaction not involving any public offering.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits.

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

NOVELOS THERAPEUTICS, INC.

Date: May 4, 2012	By:	/s/ Harry S. Palmin
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

