Form 10-Q
period 2012-09-30
NOVELOS THERAPEUTICS, INC.
filed 2012-11-06
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 46,397,997 shares of common stock, $0.00001 par value per share, as of November 2, 2012.

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,597,764	$5,505,960
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	335,979	254,967
Total current assets	5,988,743	5,815,927
FIXED ASSETS, NET	2,697,624	3,044,565
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	27,222	27,222
TOTAL ASSETS	$10,389,051	$10,563,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$712,808	$478,041
Derivative liability	21,628	23,305
Capital lease obligations, current portion	2,356	2,235
Total current liabilities	736,792	503,581
LONG-TERM LIABILITIES:
Notes payable	450,000	450,000
Deferred rent	133,209	124,381
Capital lease obligations, net of current portion	2,309	4,091
Total long-term liabilities	585,518	578,472
TOTAL LIABILITIES	1,322,310	1,082,053
CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 43,460,497 and 36,907,824 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	434	369
Additional paid-in capital	47,186,659	40,961,180
Deficit accumulated during the development stage	(38,120,352)	(31,480,426)
Total stockholders’ equity	9,066,741	9,481,123
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,389,051	$10,563,176

The accompanying notes are an integral part of these financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Development- Stage Period from November 7, 2002 (date of inception) through September 30, 2012
	2012	2011	2012	2011

COSTS AND EXPENSES:
Research and development	$1,253,066	$1,005,790	$3,896,005	$2,445,429	$24,701,044
General and administrative	800,952	905,353	2,695,503	1,827,510	12,358,114
Merger costs	—	—	—	746,207	799,133
Total costs and expenses	2,054,018	1,911,143	6,591,508	5,019,146	37,858,291

LOSS FROM OPERATIONS	(2,054,018)	(1,911,143)	(6,591,508)	(5,019,146)	(37,858,291)

OTHER INCOME (EXPENSE):
Grant income	—	—	—	44,479	244,479
Gain/(loss) on derivative warrants	3,902	3,573	(42,178)	(66,820)	(54,336)
Interest expense, net	(2,096)	(1,469)	(6,240)	(428,015)	(453,365)
Other income	—	—	—	—	1,161
Total other expense, net	1,806	2,104	(48,418)	(450,356)	(262,061)
NET LOSS	(2,052,212)	(1,909,039)	(6,639,926)	(5,469,502)	(38,120,352)
DEEMED DIVIDEND ON WARRANTS	(543,359)	—	(543,359)	—	(543,359)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,595,571)	$(1,909,039)	$(7,183,285)	$(5,469,502)	$(38,663,711)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.06)	$(0.07)	$(0.18)	$(0.25)	$(2.92)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	43,286,515	26,826,157	39,611,899	21,847,984	13,238,063

The accompanying notes are an integral part of these financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		Cumulative Development- Stage Period from November 7, 2002 through September 30, 2012
	2012	2011
Net loss	$(6,639,926)	$(5,469,502)	$(38,120,352)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	384,083	439,587	2,800,121
Stock-based compensation	1,159,911	655,656	4,014,784
Intrinsic value of beneficial conversion feature associated with convertible debt	—	257,973	471,765
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	—	19,671
Loss on disposal of fixed assets	—	6,009	36,477
Loss on derivative warrants	42,178	66,820	54,336
Changes in:
Prepaid expenses and other current assets	(81,012)	(224,548)	(319,809)
Accounts payable and accrued liabilities	234,767	(331,357)	332,679
Accrued interest	—	158,672	463,722
Deferred rent	8,828	6,083	133,209
Cash used in operating activities	(4,891,171)	(4,434,607)	(30,023,877)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	905,649	905,649
Purchases of fixed assets	(37,142)	(112,195)	(5,523,734)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	—	500,000	(55,000)
Payment for intangible assets	—	—	(19,671)
Cash provided by (used in) investing activities	(37,142)	1,293,454	(4,685,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	2,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	—	(675,743)	(1,227,944)
Payments on capital lease obligations	(1,661)	(1,549)	(6,309)
Proceeds from issuance of common stock, net of issuance costs	4,870,978	4,866,406	36,745,232
Proceeds from exercise of warrants	150,800	—	400,800
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	—	(145)	(145)
Change in deferred issuance costs	—	(130,800)	28,500
Cash provided by financing activities	5,020,117	4,058,169	40,307,397
INCREASE IN CASH AND EQUIVALENTS	91,804	917,016	5,597,764
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,505,960	673,739	—
CASH AND EQUIVALENTS AT END OF PERIOD	$5,597,764	$1,590,755	$5,597,764
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$13,716	$208,689
Fair value of derivative warrants reclassified to equity upon cashless exercise	$43,855	$48,339	$92,194
Issuance of common stock in connection with the conversion of notes payable and $463,722 in accrued interest	$—	$3,184,707	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$—	$78,408	$78,408
Fair value of liabilities assumed in exchange for securities in a business combination	$—	$(439,616)	$(439,616)
Goodwill resulting from business combination	$—	$1,675,462	$1,675,462

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

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Acquisition was accounted for as a reverse acquisition whereby Cellectar, Inc. was treated as the acquirer for accounting and financial reporting purposes. On April 8, 2011, Cellectar was merged into the Merger Subsidiary a wholly owned subsidiary of Novelos; as such, the financial statements presented herein as of and for the three and nine months ended September 30, 2012 include the consolidated results of the combined company from January 1, 2012 through September 30, 2012. The financial statements as of and for the three and nine months ended September 30, 2011 include the historical results of Cellectar from January 1, 2011 through April 8, 2011, except for the capital structure which has been retroactively adjusted to reflect the legal capital structure of Novelos by applying the Exchange Ratio, and include the consolidated results of the combined company from April 9, 2011 through September 30, 2011. All per-share amounts and outstanding shares prior to the Acquisition, including all common stock equivalents, and stock options, have been retroactively restated in these financial statements and notes for all periods presented to reflect the capital structure of Novelos by applying the Exchange Ratio.

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $38,120,352 at September 30, 2012. During the nine months ended September 30, 2012, the Company generated a net loss of $6,639,926 and the Company expects that it will continue to generate operating losses for the foreseeable future. The Company believes that its cash on hand, combined with the cash proceeds received from warrant exercises in October 2012 (see Note 10), is adequate to fund operations at budgeted levels through May 2013. On November 2, 2012, the Company completed a private placement of its common stock and warrants for total proceeds of $2,000,000. The proceeds from the private placement are designated for use towards the construction of a clinical-stage manufacturing facility for I-124-CLR1404 (LIGHT) at the Company’s Madison, WI location. The Company estimates that the project will cost a total of approximately $3,000,000, will take approximately one year to complete and will commence in late 2012, although the Company has not yet entered into contractual commitments with vendors. The Company may obtain the additional capital required to complete the project from additional sales of common stock, proceeds from warrant exercises, and/or from equipment financing. The Company’s ability to execute its operating plan beyond May 2013 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements. The accompanying unaudited consolidated balance sheet as of September 30, 2012, the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and the cumulative period November 7, 2002 (date of inception) through September 30, 2012, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and the cumulative period November 7, 2002 (date of inception) through September 30, 2012 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2012 and consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2012 and 2011 and the period from November 7, 2002 (inception) to September 30, 2012. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of future results.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K, which was filed with the SEC on March 9, 2012.

Goodwill — Intangible assets at September 30, 2012 consist of goodwill recorded in connection with the Acquisition. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Derivative Instruments   — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 27,310 at September 30, 2012. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At September 30, 2012 and December 31, 2011, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Section. This standard provides amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The adoption of this standard did not have a material impact on the Company’s financial statements or required disclosures.

In October 2012, the FASB issued ASU No. 2012-04, Technical Improvements and Corrections. This standard provides changes and clarification to the codification through reference corrections and source literature amendments. This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2012. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial statements or required disclosures.

2. FAIR VALUE

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
•	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$21,628	$-	$21,628

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$23,305	$-	$23,305

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

The financial advisor to Cellectar in the Acquisition, received a cash fee of $200,000 upon the completion of the Acquisition in consideration of their services.  The financial advisor to Novelos in the Acquisition, received a cash fee of $250,000 upon the completion of the Acquisition in consideration of their services.  These amounts were recorded as merger costs and expensed as incurred on the date of the Acquisition.  In addition to the investment banking fees, the Company also incurred an additional $250,434 of merger-related legal and other costs during the three months ended March 31, 2011, which were included as a component of expense in the respective period.

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

The Company is required to perform an annual impairment test related to goodwill, which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no changes in goodwill during the nine months ended September 30, 2012.

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

The securities purchase agreement includes certain registration requirements, which were subsequently extended by the consent of purchasers holding a majority of shares of the Company’s common stock issued in the April Private Placement, which holders constituted the requisite holders, as defined. The Company was required to file with the SEC a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued pursuant to the securities purchase agreement that are not otherwise saleable under an available exemption from registration requirements.  The Company was also required to use commercially reasonable efforts to have the registration statement declared effective by July 28, 2012 and is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations. The Company filed a registration statement with the SEC on July 17, 2012 covering the resale of 4,000,000 shares of common stock pursuant to the registration requirements and this registration statement was declared effective on July 26, 2012.

The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”).  If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price.  The Company has also granted piggy-back registration rights with respect to any shares of common stock that it is required to exclude from the registration statement as a condition of its effectiveness, and has also agreed to file further registration statements with respect to any such shares six months after the effective date of the initial registration statement. As of September 30, 2012, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

The Company paid the placement agent for the financing a cash fee equal to $200,000 and issued warrants to purchase 192,931 shares of its common stock (having an exercise price of $0.75 and which expire March 31, 2016) in consideration for their advisory services with respect to the financing pursuant to the placement agency agreement.  The cash fee was recorded as a reduction of gross proceeds received.  The estimated fair value of the warrants issued to the placement agent was $112,096 and was recorded as a component of stockholders’ equity.

December 2011 Underwritten Offering

On December 6, 2011, the Company completed an underwritten public offering of 10,081,667 shares of its common stock and warrants to purchase up to an aggregate of 10,081,667 shares of its common stock at an exercise price of $0.60 per share, expiring on December 6, 2016, for gross proceeds of $6,049,000 and net proceeds of $5,298,140 after deducting transaction costs (the “Underwritten Offering”). The warrant exercise price and the common stock issuable pursuant to such warrant are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of the warrant holders prior to such event. The relative fair value of the warrants issued to the investors was $2,350,320 at issuance and has been included as a component of stockholders’ equity.  The Company paid the underwriter a cash fee of $302,000, which was recorded as a reduction of the gross proceeds received.

June 2012 Public Offering

On June 13, 2012, pursuant to securities purchase agreements entered into with investors on June 7, 2012, the Company completed a registered public offering of an aggregate of 5,420,800 shares of its common stock, warrants to purchase up to an aggregate of 5,420,800 at an exercise price of $1.00 per share, exercisable for 90 days from issuance (the “Class B Warrants”), and warrants to purchase up to an aggregate of 2,710,400 shares of its common stock at an exercise price of $1.25 per share, exercisable for five years from issuance (the “Class A Warrants”), for total gross proceeds of $5,420,800 and net proceeds of $4,870,978 after deducting transaction costs (the “June Offering”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event. The relative fair value of the warrants issued to the investors was $1,994,631 at issuance and has been included as a component of stockholders’ equity.  In the June Offering, the Company paid a cash fee of $379,456 and issued warrants to purchase 271,040 shares of its common stock at an exercise price of $1.25 per share expiring on June 13, 2017 to the placement agent. The cash fee was recorded as a reduction of the gross proceeds received. The estimated fair value of the warrants issued to the placement agent was $255,703 and was recorded as a component of stockholders’ equity.

On September 10, 2012, the Company amended the terms of Class B Warrants with investors who held warrants to purchase 5,255,000 shares of our common stock to extend the expiration date for the exercise of such warrants until October 11, 2012. These warrants had been issued in connection with the June Offering, had an expiration date of September 11, 2012 and are exercisable at a price of $1.00 per share. An investor who held Class B Warrants to purchase 15,000 shares of our common stock did not elect to amend their warrant and such warrants expired on September 11, 2012. The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of $543,359, which was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The deemed dividend is reflected as an adjustment to net loss to arrive at net loss attributable to common stockholders in the three and nine months ended September 30, 2012. Since the Company had an accumulated deficit at the time of the modification, there was no impact to the components of stockholders’ equity as a result of the recognition of the deemed dividend.

During the three months ended September 30, 2012, Class B Warrants were exercised for an aggregate of 150,800 shares of common stock and the Company received aggregate cash proceeds of $150,800 in respect of those exercises.. Subsequent to September 30, 2012, Class B Warrants were exercised for an aggregate of 937,500 shares of common stock and the Company received aggregate cash proceeds of $937,500. The balance of the Class B Warrants, exercisable for up to 4,317,500 shares of common stock, expired (see Note 10).

Common Stock Warrants

The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants.

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2012.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

June 2012 Public Offering	2,981,440	$1.25	June 13, 2017
June 2012 Public Offering (2)	5,255,000	$1.00	October 11, 2012
December 2011 Underwritten Offering	9,248,334	$0.60	December 6, 2016
April 2011 Private Placement	6,058,811	$0.75	March 31, 2016
Legacy warrants (1)	27,310	$0.60	July 27, 2015
Legacy warrants	105,040	$16.065	July 27, 2015
Legacy warrants	91,524	$99.45-100.98	December 31, 2015

Total	23,767,459

(1)	The exercise prices of these warrants are subject to adjustment for “down-rounds” and have been accounted for as derivative instruments as described in Note 2.
(2)	During the three months ended September 30, 2012, the Company received exercises with respect to warrants to purchase 150,800 shares of common stock and warrants to purchase 15,000 shares of common stock expired. During October 2012, warrants to purchase 937,500 of common stock were exercised and the remaining warrants to purchase 4,317,500 shares of common stock expired unexercised.

The warrant activity during the nine months ended September 30, 2012 was as follows:

The Company issued 23,495 shares of common stock in connection with the cashless exercise of warrants to purchase 50,419 shares of common stock at $0.60 per share expiring on July 27, 2015. The Company reclassified $43,855 from the derivative liability to additional paid-in capital upon the exercise of the warrants.

The Company issued 374,597 shares of common stock in connection with the cashless exercise of warrants to purchase 980,657 shares of common stock at $0.75 per share expiring on March 31, 2016.

The Company issued 582,981 shares of common stock in connection with the cashless exercise of warrants to purchase 833,333 shares of common stock. The warrants had an expiration date of December 6, 2016 and an exercise price of $0.60 per share.

The Company issued 150,800 shares of common stock related to the exercise of warrants to purchase 150,800 shares of common stock. The warrants had an expiration date of September 11, 2012 and an exercise price of $1.00 per share.

On May 7, 2012, warrants to purchase 8,561 shares of common stock at $191.25 per share expired unexercised. On September 11, 2012, warrants to purchase 15,000 shares of common stock at $1.00 per share expired unexercised.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Development Stage Period from November 7, 2002 through September 30,
	2012	2011	2012	2011	2012
Employee and director stock option grants:
Research and development	$78,627	$66,402	$234,816	$121,393	$723,374
General and administrative	249,562	213,326	747,808	349,781	2,895,995
	328,189	279,728	982,624	471,174	3,619,369
Non-employee consultant stock option grants:
Research and development	3,896	29,564	85,265	46,851	121,422
General and administrative	4,351	88,778	92,022	137,631	273,993
	8,247	118,342	177,287	184,482	395,415

Total stock-based compensation	$336,436	$398,070	$1,159,911	$655,656	$4,014,784

During 2011, the Company granted options to purchase 670,200 shares of common stock that vest based upon the achievement of performance-based milestones. As of September 30, 2012, options to purchase 167,550 of shares of common stock pursuant to these performance-based awards remain outstanding and options to purchase 502,650 shares of common stock pursuant to performance-based awards expired when the milestones were not achieved. No compensation expense has been recognized related to the performance-based awards as the Company does not believe that it is probable that the performance targets will be met.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Three and Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Volatility	115%	110%
Risk-free interest rate	0.925%	1.84% – 3.17%
Expected life (years)	6.0	5.5 – 6.25
Dividend	0%	0%
Weighted-average exercise price	$1.00	$1.45
Weighted-average grant-date fair value	$0.85	$1.22

The Company granted 24,000 stock options to employees during the three and nine months ended September 30, 2012 under the Company’s 2006 Stock Incentive Plan. The exercise price for the grants made during the three and nine months ended September 30, 2012 were equal to the market value of the Company’s common stock on the date of grant. There were no stock options granted in the three months ended September 30, 2011.

Stock Option Activity

A summary of stock option activity under stock option plans is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,827,638	$1.82
Granted	—
Outstanding at March 31, 2012	4,827,638	$1.82
Granted	—
Outstanding at June 30, 2012	4,827,638	$1.82
Granted	24,000	$1.00
Forfeited	(175,884)	$1.36
Outstanding at September 30, 2012	4,675,754

Vested, September 30, 2012	1,954,046	$2.92	8.69	$252,062
Unvested, September 30, 2012	2,721,708	$1.06	8.87	$620,198
Exercisable at September 30, 2012	1,954,046	$2.92	8.69	$252,062

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2012, there was $2,007,878 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $332,937, $1,052,094, $512,204 and $110,643 during 2012, 2013, 2014 and 2015, respectively.  The Company expects 2,554,158 in unvested options, excluding performance-based awards, to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2012 was $1.04 and $0.87, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Under this guidance, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three or nine months ended September 30, 2012 or 2011 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and convertible debt.  Since there is a net loss attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Development- Stage Period from November 7, 2002 (inception) through September 30,
	2012	2011	2012	2011	2012
Warrants	23,767,459	7,327,322	23,767,459	7,327,322	23,767,459
Stock options	4,675,754	3,632,638	4,675,754	3,632,638	4,675,754

8.  CONTINGENCIES

Litigation

The Company is party to certain legal matters that existed with Novelos prior to the Acquisition. The following summarizes the status of those matters.

Class Action

A putative federal securities class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of Novelos, on behalf of himself and all others who purchased or otherwise acquired Novelos common stock in the period between December 14, 2009 and February 24, 2010, against Novelos and its President and Chief Executive Officer, Harry S. Palmin.  On October 1, 2010, the court appointed lead plaintiffs (Boris Urman and Ramona McDonald) and appointed lead plaintiffs’ counsel.  On October 22, 2010, an amended complaint was filed.  The amended complaint claimed, among other things, that Novelos violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged misleading disclosures related to the progress of the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  In December 2010, the defendants filed a motion to dismiss the complaint with prejudice. On June 23, 2011, the motion to dismiss was granted and the case was dismissed without prejudice.  Because the dismissal was without prejudice, the plaintiffs could reinstitute the proceeding by filing an amended complaint.  On August 5, 2011, the plaintiffs filed a second amended complaint realleging that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 in connection with alleged misleading disclosures related to the Phase 3 clinical trial for NOV-002 in non-small cell lung cancer. In September 2011, the defendants filed a motion to dismiss the second amended complaint. On June 11, 2012, the second amended complaint was dismissed with prejudice. The plaintiffs did not file a notice of appeal prior to the expiration of the deadline for such filing on July 13, 2012.

BAM Dispute

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.

We do not anticipate that these litigation contingencies will have a material impact on the Company’s future financial position, results of operations or cash flows.

9.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the three and nine months ended September 30, 2012, the Company made contributions to UW totaling $62,500 and $206,500 for use towards unrestricted research activities and paid UW $0 and $144,044 for costs associated with clinical trial and other research agreements. The Company made contributions to the UW of $62,500 and $125,000 during the three and nine months ended September 30, 2011.

10.  SUBSEQUENT EVENTS

November Private Placement

On November 2, 2012, the Company completed a private placement of 2,000,000 shares of its common stock, warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable for 90 days from issuance, and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock at an exercise price of $1.25 per share, exercisable for five years from issuance, for total gross proceeds of $2,000,000 (the “November Private Placement”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event. The proceeds from the November Private Placement are designated for use towards the construction of a clinical-stage manufacturing facility for I-124-CLR1404 (LIGHT) at the Company’s Madison, WI location. The Company estimates that that the project will cost a total of approximately $3,000,000, will take approximately one year to complete and will commence in late 2012, although the Company has not yet entered into contractual commitments with vendors. The Company may obtain the additional capital required to complete the project from additional sales of common stock, proceeds from warrant exercises, or from equipment financing.

Warrant Exercises and Expirations

During October 2012, warrants were exercised for an aggregate of 937,500 shares of common stock underlying the warrants and the Company received cash proceeds of $937,500. The warrants were issued in June 2012, had an amended expiration date of October 11, 2012 and an exercise price of $1.00 per share.

On October 11, 2012, warrants to purchase 4,317,500 shares of common stock at $1.00 per share expired unexercised.

Stockholder Meeting

On October 25, 2012, the Company held a special meeting in lieu of annual meeting of stockholders. At the meeting, the stockholders reelected Thomas Rockwell Mackie, James S. Manuso and John E. Niederhuber as Class I directors and approved an amendment to the 2006 Stock Incentive Plan to increase the number of shares of common stock issuable thereunder from 7,000,000 to 10,000,000.

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

Overview

We are a pharmaceutical company developing novel drugs for the treatment and diagnosis of cancer. Our cancer-targeted compounds are selectively taken up and retained in cancer cells, including cancer stem cells, versus normal cells. Thus, our therapeutic compounds appear to directly kill cancer cells while minimizing harm to normal cells. This offers the potential for a paradigm shift in cancer therapy by providing efficacy versus all three major drivers of mortality in cancer: primary tumors, metastases and stem cell-based relapse. I-124-CLR1404 (LIGHT) is a small-molecule, broad-spectrum, cancer-targeted PET imaging agent. We believe LIGHT has first-in-class potential and Phase 1-2 clinical trials are ongoing across 11 solid tumor indications. I-131-CLR1404 (HOT) is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that delivers cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe HOT also has first-in-class potential. HOT Phase 1b dose-escalation trial is ongoing and, subject to additional funding, we expect HOT to enter Phase 2 trials in the third quarter of 2013 as a monotherapy for solid tumors with significant unmet medical need. CLR1502 (GLOW2) is a preclinical, cancer-targeted, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. Together, we believe our compounds are able to “find, treat and follow” cancer anywhere in the body in a novel, effective and highly selective way.

LIGHT is a small-molecule, broad-spectrum, cancer-targeted imaging agent that we believe has first-in-class potential for selective detection of tumors and metastases in a broad range of cancers. LIGHT is comprised of a proprietary phospholipid ether analog (PLE), acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-124, a short-lived PET imaging radioisotope. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in oncology. In studies to date, LIGHT selectively illuminated malignant tumors in 52 of 54 animal models of cancer, demonstrating broad-spectrum, cancer-selective uptake and retention. Investigator-sponsored Phase 1-2 trials of LIGHT as a PET imaging agent are ongoing across 11 solid tumor indications. Initial positive imaging results have been established in patients with lung and brain cancers. These human trials, if successful, would likely provide proof-of-concept for LIGHT as a PET imaging agent with the potential to supplant the current “gold standard” agent, 18F-fluoro-deoxyglucose (FDG), due to what we believe to be LIGHT’s superior cancer-specificity and more favorable logistics of clinical use. As a chemically identical biomarker for HOT, we believe that LIGHT tumor uptake data could accelerate clinical development of HOT by guiding selection of indications for HOT Phase 2 trials and potentially be used in such trials to identify suitable patients and assess therapeutic efficacy. For the same reason, and in view of the quantitative nature of PET imaging, we also believe that LIGHT imaging may be capable of estimating an efficacious dose of HOT in individual patients.

HOT is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that we believe has first-in-class potential. HOT is comprised of a proprietary phospholipid ether analog (PLE), acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope that is already in common use to treat thyroid and other cancer types. The ongoing Phase 1b dose-escalation trial is aimed at determining the Maximum Tolerated Dose of HOT. We expect to initiate HOT Phase 2 efficacy trials, subject to additional funding, as a monotherapy for solid tumors with significant unmet medical need as soon as a starting dose is established. We may determine such a dose based on an efficacy signal or an acceptable safety profile in the Phase 1b trial. Selection of indications for Phase 2, as well as aspects of trial design, will be guided by ongoing PET imaging trials in cancer patients with LIGHT, a chemically identical biomarker for HOT. Preclinical experiments in more than a dozen in vivo (in animals) tumor models have demonstrated selective killing of cancer cells along with a benign safety profile. In view of HOT’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are first developing HOT as a monotherapy for solid tumors with significant unmet medical need.

GLOW2 is a small-molecule, broad-spectrum, cancer-targeted, non-radioactive optical imaging agent that we believe has first-in-class potential for intraoperative tumor margin illumination and non-invasive tumor imaging. GLOW2 is comprised of a proprietary phospholipid ether analog (PLE), acting as a cancer-targeted delivery and retention vehicle, covalently attached to a near-infrared (800nm) fluorophore. According to the American Cancer Society (2011), most cancer patients will have some type of surgery, and Cancer Facts and Figures indicated that approximately 1.3 million cancer patients were diagnosed with solid tumors in the U.S. alone in 2011. GLOW2 may facilitate and enable diagnostic, staging, debulking and curative cancer surgeries, intraoperatively in real time (i.e., during the actual surgical procedure) by defining tumor margins and regional lymph node involvement, resulting in more accurate tumor resectioning and improved outcome and prognosis. In this context, GLOW2 would effectively act as an adjunct therapeutic agent. In preclinical in vivo (in animals) tumor models, non-invasive optical imaging showed pronounced accumulation of GLOW2 in tumors versus normal organs and tissues in addition to successfully delineated tumor margins during tumor resection. Thus, GLOW2 may also have utility for non-invasive imaging of relatively superficial tumor types in man (e.g., melanoma, head & neck, colon, esophageal). We expect to submit an IND for GLOW2 in the second half of 2013 and begin clinical trials shortly thereafter, subject to additional funding.

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

Results of Operations

Executive summary.  In March 2010, Cellectar completed a Phase 1a dosimetry trial of HOT in humans (the Phase 1a Trial), demonstrating initial safety and establishing dosing parameters for a Phase 1b dose-escalation trial. Following the completion of the Phase 1a Trial and as a result of limited funding, Cellectar suspended research and manufacturing activities, terminated certain non-key personnel and implemented salary reductions in an effort to contain costs while Cellectar concentrated on its fundraising efforts. The increases in research and development costs for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 are primarily attributable to the recommencement of research activities following the Acquisition. Following the Acquisition, we have resumed development activities including the commencement of clinical trials in HOT and LIGHT.

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

Three Months Ended September 30, 2012 and 2011

Research and Development.   Research and development expense for the three months ended September 30, 2012 was approximately $1,253,000 (comprised of $176,000 in clinical project costs, $90,000 of preclinical project costs, $97,000 of manufacturing and related costs and $890,000 in general unallocated research and development costs) compared to approximately $1,006,000 (comprised of $36,000 in clinical projects, $73,000 in preclinical projects, $45,000 in chemistry and manufacturing costs, and $852,000 in general unallocated research and development costs) for the three months ended September 30, 2011.  The $247,000, or 25%, increase in research and development expense resulted from increases in several categories. The $140,000 increase in clinical projects and the $52,000 increase in chemistry, manufacturing and related costs in the three months ended September 30, 2012 versus 2011 were related to costs associated with the ongoing Phase 1-2 trials for LIGHT and the Phase 1b trial for HOT. The $17,000 increase in preclinical costs for the three months ended September 30, 2012 versus 2011 was related to consulting costs to support preclinical research efforts. The $38,000 increase in general unallocated research and development costs for the three months ended September 30, 2012 versus 2011 was primarily related to an approximately $102,000 increase in payroll related to hiring to support the companies development efforts offset by decreases in depreciation, patent expenses and stock-based compensation costs.

General and Administrative.  General and administrative expense for the three months ended September 30, 2012 was approximately $801,000 compared to approximately $905,000 in the three months ended September 30, 2011.  The approximately $104,000, or 11%, decrease is related primarily to an approximately $106,000 decrease in legal fees resulting from a $125,000 reimbursement of retention payment received from our directors and officers insurance carrier following the dismissal with prejudice on June 11, 2012 of the securities litigation described in Note 8. The Company recorded this reimbursement as a reduction of legal fees in the three months ended September 30, 2012.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $4,000 in each of the three months ended September 30, 2012 and 2011, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net for the three months ended September 30, 2012 and 2011 consists of interest related to the Company’s outstanding debt from the Wisconsin Department of Commerce and was consistent on a comparative basis.

Deemed Dividend on Warrants. During the three months ended September 30, 2012, we amended the terms of warrants to purchase 5,255,000 shares of our common stock to extend the expiration date for the exercise of such warrants from September 11, 2012 until October 11, 2012. These warrants had been issued in connection with the June Offering, had an expiration date of September 11, 2012 and were exercisable at a price of $1.00 per share. The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of approximately $543,000 which was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.

The deemed dividends have been included in the calculation of net loss attributable to common stockholders of approximately $2,596,000, or $0.06 per share, for the three months ended September 30, 2012. The deemed dividends are excluded from our net loss (from operating activities) of approximately $2,052,000, or $0.05 per share, for the three months ended September 30, 2012.

No deemed dividend was recorded in the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Research and Development.   Research and development expense for the nine months ended September 30, 2012 was approximately $3,896,000 (comprised of $596,000 in clinical project costs, $252,000 of preclinical project costs, $330,000 of manufacturing and related costs and $2,718,000 in general unallocated research and development costs) compared to approximately $2,445,000 (comprised of $37,000 in clinical project costs, $141,000 of preclinical project costs, $95,000 of chemistry, manufacturing and related costs and $2,172,000 in general unallocated research and development costs) for the same period in 2011.  The approximately $1,451,000, or 59%, increase in research and development expense occurred in several categories.  The $559,000 increase in clinical projects in the nine months ended September 30, 2012 versus the comparable period in 2011 is related to costs associated with the Phase 1-2 trials for LIGHT and the Phase 1b trial for HOT. The $111,000 increase in preclinical projects for the nine months ended September 30, 2012 versus the same period in 2011 was related to contributions to the UW towards unrestricted research activities and increased consulting to support preclinical research activities. Manufacturing costs increased $235,000 primarily as a result of increased chemistry and manufacturing activities to support the clinical trials. General unallocated research and development costs increased approximately $546,000 primarily as a result of an approximately $285,000 increase in salary and related costs resulting principally from the addition of employees following the Acquisition; an approximately $152,000 increase in stock-based compensation associated with recognition of compensation expense over the vesting periods of stock option grants in May and December 2011; an approximately $67,000 increase in patent expenses and approximately $18,000 increase in travel costs.

General and Administrative.   General and administrative expense for the nine months ended September 30, 2012 was approximately $2,696,000 compared to approximately $1,828,000 in the same period of 2011.  The $868,000, or 47%, increase in general and administrative costs was primarily related to the following items: stock-based compensation increased approximately $352,000 resulting from the recognition of compensation expense over the vesting periods of stock options granted in May and December 2011; salary increased approximately $293,000 resulting principally from the addition of employees following the Acquisition; the cost of subcontracted services increased by approximately $120,000 as a result of increased investor relations activities and costs associated with public company reporting. Insurance costs increased approximately $57,000, directors’ fees increased approximately $39,000, rent increased approximately $14,000 associated with the addition of the Massachusetts location and travel costs increased approximately $28,000 due principally to an increase in travel between our Massachusetts and Wisconsin offices. These increases were offset by an approximately $146,000 decrease in expense attributable to a $125,000 reimbursement of a retention payment received from the Company’s directors and officers insurance carrier following the dismissal with prejudice on June 11, 2012 of the securities litigation described in Note 8. The Company recorded this reimbursement as a reduction of legal fees in the three months ended September 30, 2012.

Merger Costs. We did not incur any merger-related costs in the nine months ended September 30, 2012. Merger costs during the nine months ended September 30, 2011 consisted of $450,000 in investment banking fees, $286,000 in legal fees and $10,000 in insurance costs.

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

Loss on Derivative Warrants. We recorded losses on derivative warrants of approximately $42,000 and $67,000 in the nine months ended September 30, 2012 and 2011, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net for the nine months ended September 30, 2012 and 2011 consists approximately of the following:

	Nine Months Ended September 30,
	2012	2011

Interest expense, convertible notes	$—	$(159,000)
Beneficial conversion feature, convertible notes	—	(258,000)
Interest expense, bank note	—	(6,000)
Interest expense, other	(6,000)	(9,000)
Interest income	—	4,000
	$(6,000)	$(428,000)

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

Deemed Dividend on Warrant Amendment. During the nine months ended September 30, 2012, the Company amended the terms of its Class B Warrants with certain investors who held warrants to purchase 5,255,000 shares of our common stock to extend the expiration date for the exercise of such warrants until October 11, 2012. These warrants had been issued in connection with the June Offering, had an expiration date of September 11, 2012 and are exercisable at a price of $1.00 per share. The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of approximately $543,000 which was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.

The deemed dividends have been included in the calculation of net loss attributable to common stockholders of approximately $7,183,000, or $0.18 per share, for the nine months ended September 30, 2012. The deemed dividends are excluded from our net loss (from operating activities) of approximately $6,640,000, or $0.17 per share, for the nine months ended September 30, 2012.

No deemed dividend was recorded in the nine months ended September 30, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. To date, Cellectar and Novelos have raised capital aggregating approximately $120 million. Novelos has raised capital aggregating approximately $93 million, including proceeds from the April 2011 private placement, the December 2011 underwritten offering, the June 2012 public offering, the November 2012 private placement and cash warrant exercises. Since its inception and prior to the Acquisition, Cellectar had raised capital aggregating approximately $27 million.  As of September 30, 2012, we had approximately $5,598,000 in cash and cash equivalents.

During the nine months ended September 30, 2012, approximately $4,891,000 in cash was used in operations. During this period we reported a net loss of approximately $6,640,000. However, this loss included the following non-cash items: an approximately $42,000 loss on derivative warrants, approximately $1,160,000 in stock-based compensation, and approximately $384,000 in depreciation and amortization expense. Changes in working capital provided cash of approximately $163,000.

During the nine months ended September 30, 2012, we purchased approximately $37,000 of equipment.

In June 2012 we completed a public offering of our common stock and warrants for net proceeds of approximately $4,871,000. During the nine months ended September 30, 2012, we received approximately $151,000 in connection with warrant exercises.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and had an accumulated deficit of $38,120,352 at September 30, 2012. During the nine months ended September 30, 2012, we generated a net loss of $6,639,926 and we expect that we will continue to generate operating losses for the foreseeable future. At September 30, 2012, our cash balance was approximately $5,598,000. We believe our cash on hand, combined with the proceeds received from the exercise of warrants to purchase common stock during October 2012, is adequate to fund operations through May 2013. On November 2, 2012, we completed a private placement of our common stock and warrants that generated gross proceeds of $2,000,000. The proceeds from the private placement are designated for use towards the construction of a clinical-stage manufacturing facility for I-124-CLR1404 (LIGHT) at our Madison, WI location. We estimate that that the project will cost a total of approximately $3,000,000, will take approximately one year to complete and will commence in late 2012, although we have not yet entered into contractual commitments with vendors. We may seek to obtain the additional capital required to complete the project from additional sales of common stock, proceeds from warrant exercises, and/or from equipment financing. Our ability to execute our operating plan beyond May 2013 depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue these financing alternatives; however there can be no assurance that we will obtain the necessary funding in the amounts we seek to obtain. We have in the past successfully completed multiple rounds of financing but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we initially sought to obtain. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s third quarter of 2012 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

A putative federal securities class action complaint was filed on March 5, 2010 in the United States District Court for the District of Massachusetts by an alleged shareholder of Novelos, on behalf of himself and all others who purchased or otherwise acquired Novelos common stock in the period between December 14, 2009 and February 24, 2010, against Novelos and its President and Chief Executive Officer, Harry S. Palmin.  On October 1, 2010, the court appointed lead plaintiffs (Boris Urman and Ramona McDonald) and appointed lead plaintiffs’ counsel.  On October 22, 2010, an amended complaint was filed.  The amended complaint claimed, among other things, that Novelos violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with alleged misleading disclosures related to the progress of the Phase 3 clinical trial of NOV-002 for non-small cell lung cancer.  In December 2010, the defendants filed a motion to dismiss the complaint with prejudice.  On June 23, 2011, the motion to dismiss was granted and the case was dismissed without prejudice.  Because the dismissal was without prejudice, the plaintiffs could reinstitute the proceeding by filing an amended complaint.  In August 2011, the plaintiffs filed a second amended complaint realleging that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 in connection with alleged misleading disclosures related to the Phase 3 clinical trial for NOV-002 in non-small cell lung cancer. In September 2011, the defendants filed a motion to dismiss the second amended complaint. On June 11, 2012, the second amended complaint was dismissed with prejudice. The plaintiffs did not file a notice of appeal prior to the expiration of the deadline for such filing on July 13, 2012.

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.

Item 1A. Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At September 30, 2012, our consolidated cash balance was approximately $5,598,000. We believe our cash on hand, together with the proceeds received in October 2012 from the exercise of warrants issued in the June 2012 public offering, is adequate to fund operations through May 2013. On November 2, 2012, we completed a private placement of our common stock and warrants that generated gross proceeds of $2,000,000. The proceeds from the private placement are designated for use towards the construction of a clinical-stage manufacturing facility for I-124-CLR1404 (LIGHT) at our Madison, WI location. We estimate that that the project will cost a total of approximately $3,000,000, will take approximately one year to complete and will commence in late 2012, although we have not yet entered into contractual commitments with vendors. We may seek to obtain the additional capital required to complete the project from additional sales of common stock, proceeds from warrant exercises, or from equipment financing. We will require additional funds to conduct research and development, establish and conduct pre-clinical and clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We are a development stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues and may not succeed in developing or commercializing any products that generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Whether we achieve profitability will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. For the period from Cellectar’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through September 30, 2012, Cellectar (and, from and after the business combination, the Company) incurred aggregated net losses of $38,120,352. Net loss for the nine months ended September 30, 2012 was $6,639,926. We may never achieve profitability.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2012, the Company issued 123,697 shares of common stock pursuant to the cashless exercise of warrants to purchase 406,451 shares of common stock. The warrants had an expiration date of March 31, 2016 and an exercise price of $0.75 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

On November 1, 2012, we entered into a securities purchase agreement with Renova Industries, Ltd. under which we sold 2,000,000 shares of common stock, warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable for 90 days from issuance, and warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $1.25 per share, exercisable for five years from issuance, for gross proceeds of $2,000,000. The transaction closed on November 2, 2012. The securities purchase agreement designated the proceeds for use towards the construction of a clinical-stage manufacturing facility for I-124-CLR1404 (LIGHT) at our Madison, WI location. We estimate that that the project will cost a total of approximately $3,000,000 and will take approximately one year to complete. We anticipate that construction will commence in late 2012, although we have not yet entered into contractual commitments with vendors. We may seek to obtain the additional capital required to complete the project from additional sales of common stock, proceeds from warrant exercises, and/or from equipment financing.

The sale of common stock and warrants under the securities purchase agreement was exempt from registration under section 4(2) of the Securities Act as a transaction not involving any public offering.

Item 6.  Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Form of Amendment to Class B Stock Purchase Warrant		8-K	September 12, 2012	10.1

10.2	Securities Purchase Agreement dated November 1, 2012 between the Company and Renova Industries Ltd.	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

Date: November 6, 2012	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Form of Amendment to Class B Stock Purchase Warrant		8-K	September 12, 2012	10.1

10.2	Securities Purchase Agreement dated November 1, 2012 between the Company and Renova Industries Ltd.	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

