Form 10-K
period 2012-12-31
NOVELOS THERAPEUTICS, INC.
filed 2013-03-28
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 was $38,214,881.

As of March 25, 2013 there were 57,397,997 shares of the registrant’s $0.00001 par value common stock outstanding.

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

Business of Novelos

Novelos Therapeutics, Inc. (Novelos or the Company) is a pharmaceutical company developing compounds for the treatment and diagnosis of cancer.  On April 8, 2011, Novelos entered into a business combination with Cellectar, Inc. (Cellectar), a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers (the Acquisition). Following the Acquisition, we have been developing novel drugs for the treatment and diagnosis of cancer.

We believe our cancer-targeted compounds (referred to as LIGHT, HOT and GLOW2) are selectively taken up and retained in cancer cells, including cancer stem cells, versus normal cells. Thus, our therapeutic compounds appear to directly kill cancer cells while minimizing harm to normal cells. This offers the potential for a paradigm shift in cancer therapy by providing efficacy versus all three major drivers of mortality in cancer: primary tumors, metastases and stem cell-based relapse. I-124-CLR1404 (LIGHT) is a small-molecule, broad-spectrum, cancer-targeted positron emission tomography (PET) imaging agent. We believe LIGHT has the potential to be the first imaging agent to use phospholipid ether analogs (PLEs) to target cancer cells. Phase 1-2 clinical trials are ongoing across 11 solid tumor indications. I-131-CLR1404 (HOT) is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that delivers cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe HOT also has first-in-class potential as the first therapeutic agent to use PLEs to target cancer cells. The HOT Phase 1b dose-escalation trial is ongoing as a monotherapy for solid tumors with significant unmet medical need. CLR1502 (GLOW2) is a preclinical, cancer-targeted, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. Together, we believe our compounds are able to “find, treat and follow” cancer anywhere in the body in a novel, effective and highly selective way.

Market Overview

Our target market is broad and represents the market for the treatment and diagnosis of cancer. The American Cancer Society estimates that approximately 1.66 million new cancer cases will be diagnosed in the US in 2013. According to the Society, about 6 million people worldwide will die of cancer in 2013, including approximately 580,000 in the US.

According to Cowen Therapeutic Categories Outlook (February 2013), cancer is now the largest global pharmaceutical category with worldwide sales of $74 billion in 2011. Cowen estimates that targeted therapies are changing the landscape of cancer treatment and will likely be used in most cancer patients in 5 to 10 years. Furthermore, the worldwide sales of targeted cancer therapies could exceed $61 billion by 2017.  The National Institutes of Health (NIH) estimates the direct medical costs for treating cancer in 2008 (the latest figure available under the NIH’s new methodology) was $77.4 billion in the US. Furthermore, the US National Cancer Institute estimated in January 2011 that the overall cost of treating cancer in the US will increase to $158 billion by 2020 from $125 billion in 2010.

According to a BCC Research report from April 2011, the total market for next-generation cancer diagnostics was $776 million in 2010 and was growing at a compound annual growth rate of 47%, and was forecasted to reach a market size of $5.3 billion in 2015.

Technology Overview

Our compounds are optimized PLEs that interact with lipid rafts, which are specialized microdomains within cell membranes. Importantly, the core chemical structure shared across all three products provides selective targeting of cancer cells, including cancer stem cells, in preference to normal cells (due to enrichment of lipid rafts in the former).  The cancer-targeting PLE carrier molecule was deliberately designed to be coupled to imaging or therapeutic molecules. For example, iodine can be attached via a very stable covalent bond resulting in two distinct products differing only with respect to the isotope of iodine they contain – HOT contains radioactive I-131 and LIGHT contains the shorter-lived radioactive I-124. Because of their chemical identity, LIGHT also represents an ideal biomarker that may be used to predict tumor sensitivity of HOT and, potentially, establish an efficacious dose in individual patients. Other, non-radioactive molecules can also be attached to the PLE core. In the case of GLOW2, this is an infrared emitting fluorophore (800 nm) whose signal can penetrate through up to approximately one centimeter of tissue. This may enable the use of GLOW2 to visualize tumor margins during cancer surgery (effectively acting as an adjunct therapeutic agent) and to non-invasively detect relatively superficial tumors. Thus, to date, three cancer-targeted product profiles have been generated from a single chemical core structure that is the foundation of our technology platform: – LIGHT, a diagnostic PET imaging agent, HOT, a molecular radiotherapeutic agent, and GLOW2, a non-radioactive optical imaging agent to increase the success of cancer surgery and non-invasively image certain tumors.

Our core technology platform is based on research conducted by Cellectar’s founder and our Chief Scientific Officer, Dr. Jamey Weichert, beginning in 1994 at the University of Michigan (U. Mich.), where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated. Since 1998, Dr. Weichert has continued his research at the University of Wisconsin (U. Wisc.) and subsequently founded Cellectar in 2002 to further develop and commercialize the technology. Cellectar obtained exclusive rights to the related technology patents owned by U. Mich. in 2003 and continued development of the platform while obtaining ownership of numerous additional patents and patent applications (lasting until 2025, 2028 and 2030 without extensions) prior to the Acquisition.

Products in Development

LIGHT

I-124-CLR1404 (LIGHT) is a small-molecule, broad-spectrum, cancer-targeted imaging agent that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. LIGHT is comprised of a proprietary PLE, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-124, a short-lived PET imaging radioisotope. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in oncology. In studies to date, LIGHT selectively illuminated malignant tumors in 52 of 54 animal models of different cancer types, demonstrating broad-spectrum, cancer-selective uptake and retention. Investigator-sponsored Phase 1-2 trials of LIGHT as a PET imaging agent are ongoing at the University of Wisconsin across 11 solid tumor indications. The investigator-sponsored Investigational New Drug (IND) application for LIGHT was approved by the FDA in 2003. The IND is held by Dr. Lance Hall at the University of Wisconsin, who both initiates and conducts the investigation and under whose immediate direction the investigational drug is administered. Novelos, the National Cancer Institute or the University of Wisconsin Institute for Clinical and Translational Research provide funding for the trials and the data is shared with Novelos while the trials progress and at the conclusion of the trials. Initial positive imaging results have been established in patients with lung and brain cancers. These human trials, if successful, would likely provide proof-of-concept for LIGHT as a PET imaging agent with the potential to supplant the current “gold standard” agents, 18F-fluoro-deoxyglucose (FDG) for various solid tumors or MRI in the case of brain cancers, due to what we believe to be LIGHT’s superior cancer-specificity versus FDG and MRI, and more favorable logistics of clinical use versus FDG. As a chemically identical biomarker for HOT, we believe that LIGHT tumor uptake data could accelerate clinical development of HOT by guiding selection of indications for HOT Phase 2 trials and potentially be used in such trials to identify suitable patients and assess therapeutic efficacy. For the same reason, and in view of the quantitative nature of PET imaging, LIGHT imaging may be capable of estimating an efficacious dose of HOT in individual patients.

Chemically, LIGHT is comprised of our proprietary PLE, 18-(p-[I-124]iodophenyl) octadecyl phosphocholine, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine -124, a radioactive isotope with a radiation half-life of four days.

During 2006, we compared LIGHT and FDG side by side (24 hours apart) in the same tumor-bearing mouse (PC3 human prostate carcinoma) that was also treated with carrageenan to induce inflammation.  As expected, FDG demonstrated significant uptake into the inflammatory lesion and organs such as heart and bladder compared to the malignant tumors, which were poorly imaged.  LIGHT, on the other hand, showed no uptake into the inflammatory lesion and organs, yet clear and demonstrable uptake into the tumors.

Furthermore, the radioisotopic half-life of only 110 minutes for fluorine-18 labeled agents, such as FDG, severely limits their delivery range relative to the point of manufacture.  I-124 has a four-day half-life that permits worldwide distribution of LIGHT from one manufacturing location.  Additionally, the longer half-life affords a longer imaging window of up to seven days following injection.

The third part of an investigator-sponsored Phase 1-2 trial of LIGHT as a PET imaging agent for patients with advanced non-small cell lung cancer (NSCLC) was initiated in December 2011 at the University of Wisconsin Carbone Cancer Center (UWCCC) and the first patient was enrolled in February 2012. Dr. Anne M. Traynor at UWCCC is the principal investigator for this trial. Novelos provides funding for the trial and the data is shared with Novelos both as the study progresses and upon the conclusion of the study. A total of up to 9 patients will be enrolled across two dose levels (5 mCi and 3 mCi) in this Phase 1-2 trial. The first cohort comprising three patients dosed with LIGHT at 5mCi has been successfully completed. We saw clear and sustained uptake of LIGHT in cancerous tumors against low background and have not observed any adverse safety signals. Although still early and in a small number of subjects, there is some suggestion that LIGHT imaging was more tumor-selective than the comparator modality 18F-fluoro-deoxyglucose (18F-FDG) PET. In addition, in one patient, three brain metastases were detected with LIGHT that were not seen with FDG, which prompted an alteration of the treatment plan for this patient. Having observed initial cancer-specific uptake with LIGHT at 5 mCi dose in NSCLC patients, we continue exploration of dose and imaging time points in an effort to optimize dosing and results.

An investigator-sponsored Phase 1-2 trial of LIGHT as a PET imaging agent for brain cancer was initiated in December 2011 at UWCCC and first patient was enrolled in March 2012. Dr. Lance Hall at the UWCCC is the principal investigator for this trial. This trial is being funded by UWCCC and a UW Institute for Clinical and Translational Research (ICTR) grant, but the data is shared with Novelos while the study progresses and at the conclusion of the study. Up to 20 patients will be enrolled at a 5 mCi dose. In June 2012, we announced that three glioma patients were dosed with LIGHT at 5 mCi. The preliminary results from these three glioma patients showed strong and sustained uptake of LIGHT in cancerous tumors visible against very low background, and no adverse safety signals were observed. Patient enrollment is continuing.

An investigator-sponsored Phase 1-2 trial of LIGHT as a PET imaging agent for patients with multiple solid tumor types (triple negative breast, prostate, colorectal, gastric, ovarian, pancreatic, esophageal, soft tissue sarcoma, and head & neck cancer) was initiated in August 2012 at the UWCCC and the first patient was enrolled in October 2012.  Dr. Glenn Liu at UWCCC is the principal investigator for this trial.  Novelos provides funding for the trial and the data is shared with Novelos while the study progresses and at the conclusion of the study.  Up to 9 patients per tumor type will be enrolled across two dose levels (5 mCi and 3 mCi) in this Phase 1-2 trial.

An investigator-sponsored Phase 1-2 trial of LIGHT as a PET imaging agent for metastatic brain cancer was initiated in January 2012 at UWCCC and the clinical trial protocol is being amended to facilitate patient enrollment. Dr. Lance Hall at the UWCCC is the principal investigator for this clinical trial. Dr. Jamey Weichert is the primary principal investigator for the $1.2 million grant from the National Cancer Institute, which funds the trial.

LIGHT is currently manufactured by our collaborator, the University of Wisconsin in Madison. We are evaluating contract manufacturing options for larger scale production.

We plan to initiate Company-sponsored LIGHT Phase 2 trials in solid tumor indications, subject to additional funding, starting in the first quarter of 2014. The objectives of these Phase 2 trials will include comparison to standard-of-care cancer imaging with pathology confirmation, as well as optimization of dosing and imaging parameters. Meanwhile, we will continue exploration of dose and imaging time points, along with comparison to standard-of-care cancer imaging, in the ongoing investigator-sponsored LIGHT Phase 1-2 trials.

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

HOT

I-131-CLR1404 (HOT) is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that we believe has the potential to be the first therapeutic agent to use PLEs to target cancer cells.  HOT is comprised of a proprietary PLE, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic radioisotope that is already in common use to treat thyroid and other cancer types. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe imbues HOT with broad-spectrum anti-cancer activity.  Selective uptake and retention has also been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting cancer remission. In 2009, we filed an IND with the FDA to study HOT in humans.  In early 2010, we successfully completed a Phase 1a dosimetry trial demonstrating initial safety, tumor imaging and pharmokinetic consistency and establishing a starting dose for a Phase 1b dose-escalation trial.  Radiation dosimetry measures how much radiation is absorbed by tumors and body organs in order to optimize delivery of radiation therapy. The ongoing Phase 1b dose-escalation trial is aimed at determining the Maximum Tolerated Dose of HOT. We expect to initiate HOT Phase 2 efficacy trials as a monotherapy for solid tumors with significant unmet medical need, such as glioma and lung cancer, as soon as a starting dose is established. We may determine such a dose based on acceptable safety profile in the Phase 1b trial. Selection of indications for Phase 2, as well as aspects of trial design, will be guided by ongoing PET imaging trials in cancer patients with LIGHT, a chemically identical biomarker for HOT. Preclinical experiments in in vivo (in animals) tumor models have demonstrated selective killing of cancer cells along with a benign safety profile. HOT’s anti-tumor/survival-prolonging activities have been demonstrated in more than a dozen xenograft models (human tumor cells implanted into animals) including breast, prostate, lung, glioma (brain), pancreatic, ovarian, uterine, renal and colorectal cancers and melanoma.   In all but two models, a single administration of a well-tolerated dose of HOT was sufficient to demonstrate efficacy.  In view of HOT’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are first developing HOT as a monotherapy for solid tumors with significant unmet medical need.

Chemically, HOT is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadecyl phosphocholine, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic radioisotope with a radiation half-life of eight days.

Single intravenous, well-tolerated doses of HOT administered therapeutically in animals (i.e., after primary tumors were established) have been observed to result in significant anti-tumor and/or survival benefit compared to control animals in mouse xenograft tumor models including ovarian, pancreatic, non-small cell lung, triple-negative breast, prostate, glioma, colorectal and kidney cancers. Survival benefit generally reflected the degree of tumor growth suppression.  Efficacy was also seen in a xenograft model employing human uterine sarcoma cells which over-express efflux pumps known to underlie resistance to many standard chemotherapeutic drugs. The broad in vivo efficacy profile of HOT across many tumor types is reflected in the fact that selective tumor localization of LIGHT (which uses the same cancer-targeting drug delivery and retention vehicle as HOT) has been demonstrated in over 50 xenograft, spontaneous and transgenic cancer models.  HOT was also tested in combination with a standard efficacious dose of gemcitabine in a pancreatic cancer xenograft model.  Single doses of HOT or gemcitabine given alone were equally efficacious while the combination therapy was significantly more efficacious than either treatment alone (additive).  In each xenograft study, the dose of HOT was ~100 µCi, which is approximately 50-fold less than the maximum tolerated dose of HOT determined in a six-month rat radiotoxicity study.

Extensive, IND-enabling, Good Laboratory Practices (GLP) in vivo and in vitro preclinical pharmacokinetic/distribution, toxicology and drug safety studies were successfully completed in 2007 through 2009 using non-pharmacological concentrations/doses of PLE consistent with its role as a delivery/retention vehicle in HOT.  Tissue distribution studies supported prediction of acceptable human organ exposures and body clearance for HOT.  Importantly, and in sharp distinction from biological products labeled with I-131, the small molecule HOT showed very minimal variation in excretion kinetics and tissue distribution among individuals within species or across a 500-fold variation in dose.  Single- and repeated-dose animal toxicology studies indicated very high margins of safety (80-200x) for the PLE carrier over the anticipated maximum human therapy dose of HOT.

In February 2010 we completed a Phase 1a dosimetry trial with a single intravenous dose of 10 mCi HOT in eight patients with relapsed or refractory advanced solid tumors.  Single doses of HOT were well tolerated.  The reported adverse events were all considered minimal, manageable and either not dose limiting or not related to HOT. There were no serious adverse events reported.  Analysis of total body imaging and blood and urine samples collected over 42 days following injection indicated that doses of HOT expected to be therapeutically effective can be administered without harming vital organs.  Two subjects (one with colorectal cancer metastasized to lung and another with prostate cancer) had tumors that were imaged with 3D nuclear scanning (SPECT/CT) on day 6 after administration of HOT.  Uptake of HOT into tumor tissue (but not adjacent normal tissue or bone marrow) was clearly demonstrated in both subjects.  Echoing animal studies, pharmacokinetic analyses demonstrated a prolonged terminal half-life of radioactivity in the plasma after HOT administration (approximately 200 hours) and that there was no significant variation in excretion or radiation dosimetry among subjects.  The trial established an initial dose of 12.5 mCi/m2 (for example, 20 mCi dose for a patient with 1.6m 2 body surface area) for the Phase 1b escalating dose trial that is ongoing.

The primary objective of this multicenter Phase 1b dose-escalation trial in patients with a range of advanced solid tumors is to define the Maximum Tolerated Dose (MTD) of HOT.  In addition to determining the MTD, the Phase 1b trial is intended to evaluate overall tumor response (using standard RESIST 1.1 criteria) and safety. In September 2012, we announced that we had successfully completed the second cohort in this Phase 1b dose-escalation trial. The second two-patient cohort was successfully dosed with 25 mCi/m2 of HOT, triggering enrollment into the third cohort at 37.5 mCi/m2. Data from the second cohort indicated HOT was well-tolerated, without any dose limiting or sub-dose limiting toxicities, enabling enrollment of the first patient in the third cohort.

Concurrently, separate studies are expected to generate imaging data in cancer patients using LIGHT.  These imaging trials with LIGHT are expected to facilitate selection of indications and trial designs for HOT Phase 2 trials with an initial focus on solid tumors with significant unmet medical need. Based on its broad-spectrum mechanism of action and wide-ranging single agent activity in animal cancer models, HOT is anticipated to be used as monotherapy through proof-of-concept clinical trials, with subsequent exploration of combination with chemotherapeutic agents (a number of which are known to be radiosensitizers and thus with potential to enhance the efficacy of HOT).

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

In conclusion, we believe that HOT is not subject to the full extent of development risk typically associated with early-stage cancer therapeutics for the following reasons:

•	HOT is selectively taken up by and retained in cancer versus normal cells and its PLE delivery vehicle is intended to be given to patients in safe, sub-pharmacological doses.
•	HOT does not rely on inhibition or enhancement of a specific pathway; it works by exposing cancer cells to sustained lethal radiation from within.
•	To date, HOT (as demonstrated with LIGHT studies) has shown near-universal cancer-specific retention in more than 50 in vivo tumor models, making the molecule potentially effective in numerous cancer types (broad-spectrum) as compared to type-specific therapies.
•	We believe we have completed all applicable preclinical safety, pharmacology and toxicology studies that are likely to be required for a New Drug Application (NDA) including both single-dose and multi-dose studies.
•	HOT is a small molecule that is easily characterized and synthesized and is therefore not subject to scale-up and manufacturing risks typically associated with large molecules such as monoclonal antibodies.
•	HOT exploits a new cancer-selective delivery and retention mechanism, but is paired with a proven and effective radioisotope (I-131) for therapy.

GLOW2

GLOW2 is a small-molecule, broad-spectrum, cancer-targeted, non-radioactive optical imaging agent that we believe has the potential to be the first of its kind for intraoperative tumor margin illumination and non-invasive tumor imaging. GLOW2 is comprised of a proprietary PLE, acting as a cancer-targeted delivery and retention vehicle, covalently attached to a near-infrared (800nm) fluorophore. According to the American Cancer Society (2011), most cancer patients will have some type of surgery, and Cancer Facts and Figures indicated that approximately 1.3 million cancer patients were diagnosed with solid tumors in the U.S. alone in 2011. GLOW2 may facilitate and enable diagnostic, staging, debulking and curative cancer surgeries, intraoperatively in real time (i.e., during the actual surgical procedure) by defining tumor margins and regional lymph node involvement, resulting in more accurate tumor resectioning and improved outcome and prognosis. In this context, GLOW2 would effectively act as an adjunct therapeutic agent. In preclinical in vivo (in animals) tumor models, non-invasive optical imaging showed pronounced accumulation of GLOW2 in tumors versus normal organs and tissues in addition to successfully delineated tumor margins during tumor resection. Thus, GLOW2 may also have utility for non-invasive imaging of relatively superficial tumor types in man (e.g., melanoma, head & neck, colon, esophageal). Subject to additional funding, we expect to submit an IND for GLOW2 in the fourth quarter of 2013 and begin clinical trials shortly thereafter.

Other Pipeline Compounds

We have other preclinical compounds that are based on our proprietary cancer-targeting technology. For example, CLR1404 (COLD) is a cancer-targeted chemotherapy when used in high (100x) pharmacology relevant doses that, in preclinical experiments, has been observed to inhibit the phosphatidylinosotol 3-kinase (PI3K)/Akt survival pathway, which is overexpressed in many types of cancer.  As a result, in such preclinical experiments COLD has been observed to selectively inhibit Akt activity, induce apoptosis through caspase activation and inhibit cell proliferation in cancer cells versus normal cells.  COLD also exhibits significant in vivo efficacy in mouse xenograft tumor models, including non-small cell lung cancer and triple-negative breast cancers, producing long-lasting tumor growth suppression and significantly increased survival.  We believe COLD has the potential to be best-in-class versus other Akt inhibitors in development due to (a) cancer cell/cancer stem cell targeting, resulting in cancer-selective inhibition of Akt and cell proliferation or (b) suitability for intravenous administration that we believe offers the prospect of greater systemic exposure and hence Akt inhibition in cancer cells, which we believe would result in superior efficacy.

Technology

LIGHT, HOT and GLOW2 are optimized PLEs that interact with lipid rafts, which are specialized microdomains within cell membranes. Importantly, the core chemical structure shared across all three products provides selective targeting of cancer cells, including cancer stem cells, in preference to normal cells (due to enrichment of lipid rafts in the former).  The cancer-targeting PLE carrier molecule was deliberately designed to be coupled to imaging or therapeutic molecules. For example, iodine can be attached via a very stable covalent bond resulting in two distinct products differing only with respect to the isotope of iodine they contain – HOT contains short-lived radioactive I-131 and LIGHT contains the even more short-lived radioactive I-124. Because of their chemical identity, LIGHT also represents an ideal biomarker that can be used to predict tumor sensitivity to HOT and, potentially, establish an efficacious dose in individual patients. Other, non-radioactive molecules can also be attached to the PLE core. In the case of GLOW2, this is an infrared emitting fluorophore (800 nm) whose signal can penetrate up to approximately 1 cm of tissue. This may enable GLOW2’s use to visualize tumor margins during cancer surgery (effectively acting as an adjunct therapeutic agent) and to non-invasively detect relatively superficial tumors. Thus, to date, three cancer-targeted product profiles have been generated from a single chemical core structure that is the foundation of our technology platform – a diagnostic PET imaging agent, LIGHT, a molecular radiotherapeutic agent, HOT and a non-radioactive optical imaging agent to increase the success of cancer surgery and non-invasively image certain tumors, GLOW2.

Using another fluorescent-labeled PLE (CLR1501 or GLOW1), selective uptake and retention has been demonstrated in cancer cells in vitro.  Twenty-four hours after treatment, a variety of human tumor cell types (melanoma, colorectal, uterine, pancreatic, ovarian, glioblastoma) show six- to ten-fold more staining with GLOW1 relative to  normal cells (e.g., skin fibroblasts).  Significantly, uptake/retention was also seen in cancer stem cells, which are known to be relatively resistant to both chemotherapy and radiation and may therefore contribute to eventual relapse of disease following conventional chemotherapy.

Malignant tumor targeting, including targeting of cancer stem cells, has also been demonstrated in vivo. For example, mice without intact immune systems, and inoculated with Panc-1 (pancreatic carcinoma), were injected with GLOW2 24 or 96 hours prior to imaging.  In vivo optical imaging showed pronounced accumulation of GLOW2 in tumors versus non-target organs and tissues.  Similarly, PET imaging of tumor-bearing animals administered the imaging agent LIGHT clearly showed selective uptake and retention by both primary tumors and metastases in 52 of 54 models including colon, glioma, triple negative breast and pancreatic tumor xenograft models. Furthermore, PET/CT analysis following co-injection of HOT (for therapy) and LIGHT (for imaging) revealed time-dependent tumor shrinkage and disappearance (over 9 days) in a cancer xenograft model.  Finally, we believe that the capability of our technology to target cancer stem cells in vivo was demonstrated by treating tumor-bearing mice with GLOW1 and then removing the tumor and isolating cancer stem cells, which continued to display GLOW1 labeling even after three weeks in cell culture.

The basis for selective tumor targeting of our compounds lies in differences between the plasma membranes of cancer cells as compared to those of most normal cells.  Specifically, cancer cell membranes are highly enriched in “lipid rafts”.  Lipid rafts are specialized regions of the membrane phospholipid bilayer that contain high concentrations of cholesterol and sphingolipids and serve to organize cell surface and intracellular signaling molecules (e.g., growth factor and cytokine receptors, the phophatidylinosotol 3-kinase (P13K)/Akt survival pathway). Data suggests that lipid rafts serve portals of entry for PLEs such as LIGHT, HOT and GLOW2.  The marked selectivity of our compounds for cancer cells versus non-cancer cells is due to the facts that phospholipid analogs such as PLEs have high affinity for cholesterol and that cancer cells have far more cholesterol-rich lipid rafts. In addition to accumulating in lipid rafts, LIGHT, HOT and GLOW2 are transported into the cytoplasm, where they distribute to organelle membranes (mitochondria, ER, lysosomes) but not the nucleus. The pivotal role played by lipid rafts is underscored by the fact that disruption of lipid raft architecture suppresses uptake of PLEs into cancer cells.

Legacy Products

Prior to the Acquisition, Novelos had been developing NOV-002, a small-molecule immunomodulating and anti-cancer compound based on a proprietary formulation of oxidized glutathione.  NOV-002 has been administered to approximately 1,000 cancer patients in clinical trials and was in Phase 3 development for solid tumors in combination with chemotherapy.

From November 2006 through January 2010, we conducted a Phase 3 trial of NOV-002 plus first-line chemotherapy in advanced non-small cell lung cancer (NSCLC) following three Phase 2 trials (two conducted in Russia and one conducted by us in the U.S.) that had demonstrated clinical activity and safety.  The Phase 3 trial enrolled 903 patients, 452 of whom received NOV-002.  In February 2010, we announced that the primary endpoint of improvement in overall survival compared to first-line chemotherapy alone was not met in this pivotal Phase 3 trial.  Following evaluation of the detailed trial data, we announced in March 2010 that the secondary endpoints also were not met in the trial and that adding NOV-002 to paclitaxel and carboplatin chemotherapy was not statistically or meaningfully different in terms of efficacy-related endpoints or recovery from chemotherapy toxicity versus chemotherapy alone. However, NOV-002 was safe and did not add to the overall toxicity of chemotherapy.  Based on the results from the Phase 3 trial, we discontinued development of NOV-002 for NSCLC in combination with first-line paclitaxel and carboplatin chemotherapy.  The aggregate costs incurred in connection with our development of NOV-002, including administrative overhead, were approximately $70 million.

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

Manufacturing

We manufacture HOT at our current Good Manufacturing Practices compliant (cGMP) radiopharmaceutical manufacturing facility in Madison, Wisconsin.  This facility, consisting of approximately 19,500 square feet, contains offices, laboratories, a radiopharmaceutical research lab, a cGMP radiopharmaceutical manufacturing suite and a cGMP analytical laboratory for product release.  Our manufacturing facility holds a State of Wisconsin Department of Health Services Radioactive Materials License which authorizes the use and possession of radioactive material for both manufacturing and distribution activities. This license establishes a possession limit of 9 Curies of iodine-131. The facility also holds a State of Wisconsin DHS Radioactive Materials License which authorizes the use and possession of radioactive materials for research and development. The research and development license permits the use and possession of iodine-125, iodine-131 and iodine-124 in quantities sufficient to support in-house HOT manufacturing and other research needs. Each of these iodine isotopes is purchased from third-party vendors. LIGHT manufacturing is conducted by our collaborator, the University of Wisconsin in Madison, in connection with investigator-sponsored clinical trials, pursuant to a materials transfer agreement expiring in June 2013. The materials transfer agreement contains standard provisions for the protection of data and intellectual property and may be terminated by either party at any time before expiration. We are in the process of negotiating a fee-based arrangement with the University of Wisconsin covering the manufacture of LIGHT.  Under Novelos’ guidance, in the fall of 2011 the LIGHT manufacturing facility at the University of Wisconsin was made compliant with stricter FDA guidelines and requirements for cGMP PET agent production that officially went into effect in June 2012. We are evaluating contract manufacturing vendors that could accommodate larger scale production of LIGHT. The drug substance is identical for both products with the exception of the different iodine isotope used in each.  The base molecule is a dry powder produced via a six-step synthetic scheme.  The release specifications for drug substance have been established and validated.  The impurity levels at small scale are very low suggesting that larger scale production should be feasible.  We have also demonstrated 24-month stability for the drug substance in desiccated and refrigerated form.  We believe our laboratories are well equipped with the appropriate equipment for manufacturing pilot and small-scale batches in accordance with cGMP.  We believe we have adequate capacity for any Phase 2 trials of HOT and the potential for larger scale build-out for larger Phase 3 trials.  All investigational drug substance and product intended for human use during clinical studies will be manufactured according to the guidelines of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, FDA requirements (CFR part 211) and cGMP. GLOW2 is currently synthesized at a laboratory (gram) scale in our Madison facility via a non-cGMP process. This process is expected to increase in scale and cGMP compliance as part of IND-enabling studies over the coming year.

Sales and Marketing

We have not entered into any joint development or similar partnering agreements with respect to LIGHT, HOT, GLOW2 or COLD.  We plan to pursue and evaluate all available options to develop, launch and commercialize our compounds.  These options presently include, but are not limited to, entering into a partnering arrangement with a pharmaceutical company or various pharmaceutical companies with strong development and commercial expertise and infrastructure in the U.S, Europe and/or Japan.  While we currently do not plan to build our own sales force or utilize a contract sales organization for launch and commercialization of our compounds, we may reconsider in the future.

Competition for Our Clinical-Stage Compounds

LIGHT

FDG is the current gold standard for cancer PET imaging.  According to Bio-Tech Systems (November 2010), sales of FDG in the US in 2009 were approximately $300 million and projected to grow to approximately $880 million in 2017.  FDG accumulates in any tissue having increased glucose metabolism compared to surrounding tissue.  As a result, and in contrast to LIGHT, FDG is not selective for malignant tumors.  FDG localizes in certain normal tissue such as heart, kidney and brain tissues that also have high glucose metabolism.  FDG is also known to localize in inflammatory sites.  Other major limitations to the use of FDG are found in pelvic imaging due to the high renal (kidney) clearance of the compound.  We believe these characteristics of FDG, therefore, limit its diagnostic specificity for certain malignancies. FDG is no longer covered by patent and is typically manufactured onsite at PET imaging medical facilities because of its limited (110 minute) half-life.

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

HOT

HOT’s “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types, imbues HOT with broad-spectrum anti-cancer activity.  Selective uptake and retention has also been demonstrated in cancer stem cells compared with normal stem cells, offering a prospect of longer lasting cancer remission. Other targeted radiotherapies include the marketed drugs Zevalin® (manufactured by Spectrum Pharmaceuticals) and Bexxar® (manufactured by GlaxoSmithKline).  In both cases, tumor-targeting is monoclonal antibody-based and limited to non-Hodgkins lymphoma, which is a type of cancer involving cells of the immune system.  Thus, these agents are not appropriate comparators for HOT because of their limited therapeutic utility (only one type of tumor) and because their target indication is often well-managed by other drugs (unlike HOT which has potential to treat tumor types for which the current standard of care is associated with very poor outcomes). Notably, both Zevalin® and Bexxar® were approved on the basis of objective response rates (shrinking of tumors) without data to support improvement in survival, suggesting that regulatory approval of radiopharmaceuticals may be based on relatively shorter and smaller pivotal clinical trials than is often the case in oncology.  We do not believe Zevalin® or Bexxar® would be competing products of HOT in any material respect. Other cancer-targeted molecular radiotherapeutic agents are in various stages of development for solid tumors. These primarily utilize monoclonal antibodies for cancer cell targeting and are, therefore, each restricted to a relatively narrow range of tumor indications compared to HOT.

Intellectual Property

We have established a broad U.S. and international intellectual property rights portfolio around our proprietary cancer-targeting PLE technology platform including LIGHT, HOT and GLOW2.

Our proprietary rights include patents and patent applications that are either owned by us or exclusively licensed to us by the University of Michigan (the “Michigan patents”). LIGHT and HOT are covered by the Michigan patents that provide compound (composition of matter) coverage in the U.S. and Canada and expire in 2016.  Our patents and applications cover methods of use, composition and method of manufacture related to LIGHT, HOT, GLOW2 and other PLEs.  Many of these patents and applications are filed in key commercial markets worldwide.  These patents will generally expire between 2025 and 2030 unless extended.

In particular, LIGHT is covered by the Michigan patents as well as two of our U.S. patents, one of which is directed to its use for virtual colonoscopy (expiring 2025) and another of which is directed to its use for in vitro diagnostics (expiring 2025).  LIGHT is also covered by pending U.S., Japanese and European patent applications directed to its use for in vivo diagnostics and once issued should expire in 2025.  Lastly, the use of LIGHT for diagnostic purposes with cancer stem cells is pending in the U.S., Japan and Europe. Patents resulting from these applications are expected to expire in 2030.

HOT is covered by two additional series of our patents and applications aside from the Michigan patents.  The first is directed to a method of use for cancer therapy and has also been filed in Europe and Japan, in addition to the U.S.  These are expected to expire in 2025.  Secondly, an application directed to cancer stem-cell therapy is pending in the U.S., Europe, Russia and Japan. Patents resulting from these applications are expected to expire in 2030. Some of these resulting patents may be extendable on a country-by-country basis.

GLOW2 is covered by patent applications directed to the compound, methods of use and method of manufacture that have been filed in U.S., Europe, Russia and Japan. Patents resulting from these applications are expected to expire in 2029. Some of these resulting patents may be extendable on a country-by-country basis.

Separate from any patent protection and following product approval by regulatory authorities, data exclusivity may be available for various compounds for up to 10 years on a country-by-country basis (e.g., up to 5 years in the U.S.).

The early termination of the University of Michigan license agreement would result in the loss of our rights to use the covered patents.

In addition to the above noted patents/applications directed to LIGHT, HOT and GLOW2, we own other patents/applications directed to different forms of phospholipid ethers and methods of manufacturing of phospholipid ethers.

We also own all intellectual property rights in the U.S and Europe related to our clinical-stage pipeline compound, NOV-002, and other preclinical compounds based on oxidized glutathione.  Issued composition-of-matter patents cover proprietary formulations of oxidized glutathione that do not expire until 2019, and these patents include methods of manufacture for oxidized glutathione formulated with various metals.

Licenses / Collaborations

In September 2003, Cellectar entered into a license agreement with the University of Michigan (the U. Mich. license), which granted Cellectar exclusive rights to the development, manufacture and marketing of products under several composition of matter patents in North America that expire at varying dates in 2016.  The U. Mich. license expires upon the expiration of the last covered patent.  We are responsible for an annual license fee of $10,000 and are required to pay costs associated with the maintenance of the patents covered by the U. Mich. license.  Additionally, we are required to make milestone payments of $50,000 upon the filing of an NDA for a licensed product intended for use in a therapeutic or diagnostic application (such milestone fees may be deferred and paid within twelve months of the first commercial sale of such product) and make certain milestone payments within a year following the first commercial sale of any licensed products.  The sales milestones range from $100,000 to $200,000, dependent upon whether the drug is for use in a diagnostic or therapeutic application, provided that if sales in the first 12 months are less than the amount of the milestone, then we are required to pay 50% of all sales until the milestone is satisfied. The milestone payments may total up to $400,000. The U. Mich. license provides that we pay a royalty equal to 3% of net sales of any licensed products sold by us or our sublicensees for such licensed products, provided however if the sublicense fee payable to us is between 4% and 5% of net sales, then the royalties payable to U. Mich. shall be equal to 50% of the sublicense fee.  Furthermore, the U. Mich. license provides for a reduction in the royalties owed by up to 50% if we are required to pay royalties to any third parties related to the sale of the licensed products.  If we receive any revenue in consideration of rights to the licensed technology that is not based on net sales, excluding any funded research and development, we are required to pay U. Mich. 10% of amounts received. During 2003, pursuant to the U. Mich. license, Cellectar paid approximately $54,000 of back patent costs and issued 203,483 shares of common stock to U. Mich. as partial consideration for the rights described above. U. Mich. may terminate the agreement if we cease operations, if we fail to make any required payment under the agreement, or if we otherwise materially breach the agreement, subject to applicable notice and cure periods.  To date, we have made all payments as they have become due, there have been no defaults under the U. Mich. license, nor have we ever been notified of a default by U. Mich. We may terminate the agreement with six months’ notice to U. Mich. and the return of licensed product and related data.  The U. Mich. license contained milestones that required certain development activities to be completed by specified dates. All such development milestones have been either completed or removed by subsequent amendment to the agreement.  U. Mich. has provided no warranties as to validity or otherwise with respect to the licensed technology.

Employees

As of March 25, 2013 we had 24 full time employees. We believe our relationships with our employees are good.

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

Research, Development, and Product Approval Process

The research, development, and approval process in the United States and elsewhere is intensive and rigorous and generally takes many years to complete.  The typical process required by the FDA before a therapeutic drug may be marketed in the United States includes:

•	preclinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices regulations, referred to herein as GLP;
•	submission to the FDA of an IND application, which must become effective before human clinical trials may commence;
•	human clinical studies performed under the FDA’s Good Clinical Practices regulations, to evaluate the drug’s safety and effectiveness for its intended uses;
•	FDA review of whether the facility in which the drug is manufactured, processed, packed, or held meets standards designed to assure the product’s continued quality; and
•	submission of a marketing application to the FDA, and approval of the application by the FDA.

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

In the case of products for certain serious or life-threatening diseases, the initial human testing may be done in patients with the disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease or condition, it is possible that such studies will also provide results traditionally obtained in Phase 2 studies. These studies are often referred to as “Phase 1-2” studies. However, even if patients participate in initial human testing and a Phase 1/2 study is carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase 1 and Phase 2 studies.

Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment (SPA). Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. SPAs help establish upfront agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

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

Our research and development, manufacturing and administration of our drugs involve the controlled use of hazardous materials, including chemicals and radioactive materials, such as radioactive isotopes. Therefore, we are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products and are required to maintain both a manufacturer’s license and a radioactive materials license with State of Wisconsin agencies.

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

In recent years, there have been positive developments regarding medical reimbursement for therapeutic radiopharmaceuticals in the United States.  The Centers for Medicare and Medicaid Services have proposed that the reimbursement for radiopharmaceuticals shift from a cost-to-charge ratio (CCR) to an average selling price (ASP) plus 4% model.  There has been support expressed for this proposal by government agencies, key industry members and the industry consortium, The Council on Radionuclides and Radiopharmaceuticals.  The historical CCR model resulted in a reimbursement rate that was lower than the cost to purchase the drugs, thus creating a disincentive for hospitals to prescribe radiopharmaceuticals.  The current ASP proposal is a solution to this reimbursement problem.  Furthermore, there are proposals pending, which, if adopted, would decrease the physician reimbursement for chemotherapy and conventional radiation therapy.  The proposed reduction in physician reimbursement for chemotherapy could likely result in the movement of a large volume of cancer care from the physician’s office to the hospital environment.  The proposed reduction in physician reimbursement for radiation therapy would result in a gap in revenue for radiation oncologists.  Both proposed reductions favor an increase in opportunities to prescribe therapeutic radiopharmaceuticals.

Item 1A.	Risk Factors.

Risks Related to Our Business and Industry

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At December 31, 2012, our consolidated cash balance was approximately $4,678,000. On February 20, 2013, we completed a public offering (February Offering) of our common stock and warrants that generated gross proceeds of $5,500,000. We believe our cash balance at December 31, 2012 plus the proceeds from the February Offering would be adequate to fund operations through October 2013. This aggregate cash balance excludes $2,000,000 classified as restricted cash that is contractually designated for the construction of a clinical-stage manufacturing facility for LIGHT at our Madison, WI location, estimated to cost a total of $3,000,000. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

Our capital requirements and our ability to meet them depend on many factors, including:

•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;
•	competing technological and market developments;
•	market acceptance of our products;
•	costs for recruiting and retaining management, employees and consultants;
•	costs for educating physicians regarding the application and use of our products;
•	whether or not we obtain listing on a national exchange and, if not, our prospects for obtaining such listing;
•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war; and
•	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

We are a development stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of December 31, 2012, we had working capital of $4,397,786 and stockholders’ equity of $10,158,375. For the period from Cellectar’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through December 31, 2012, Cellectar (and, from and after the business combination, Novelos) incurred aggregated net losses of $40,277,400. The net loss for the year ended December 31, 2012 was $8,796,974. We may never achieve profitability.

At present, our success depends solely on the successful commercialization of our three compounds in development.

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

Following the Acquisition, development of NOV-002 and NOV-205 was suspended and we are now focused on the development of novel drugs for the treatment and diagnosis of cancer based on the cancer-targeting technologies of Cellectar: I-124-CLR1404 (LIGHT, labeled with a short-lived radioisotope, iodine-124), I-131-CLR1404 (HOT, a radiolabeled compound) and CLR1502 (GLOW2, a preclinical, cancer-targeted, non-radioactive optical imaging agent). As a result, the successful commercialization of LIGHT, HOT and GLOW2 is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

•	future clinical trial results may show that our cancer-targeting technologies are not well tolerated by recipients at its effective doses or are not efficacious;
•	future clinical trial results may be inconsistent with previous preliminary testing results and data from earlier studies may be inconsistent with clinical data;
•	even if our cancer-targeting technologies are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities at reasonable prices or at all;
•	our ability to complete the development and commercialization of our cancer-targeting technologies for their intended use is substantially dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, our products;
•	even if our cancer-targeting technologies are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of our products; and
•	our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our product candidates, even if they are successfully developed, manufactured and approved, may not generate sufficient revenues to offset the development and manufacturing costs of our product candidates.

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our cancer-targeting technologies for some other reason, our business, prospects, financial condition, and results of operations may be adversely affected.

We have a history of recurring losses and an accumulated deficit which, among other factors, raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2012 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2012 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

The failure to complete development of our technology, to obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.

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

In order to be commercially viable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our technologies. This includes meeting a number of critical developmental milestones including:

•	demonstrating benefit from delivery of each specific drug for specific medical indications;
•	demonstrating through preclinical and clinical trials that each drug is safe and effective; and
•	demonstrating that we have established viable Good Manufacturing Practices suitable to application in commercial-scale manufacturing.

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

We remain in the research and development and clinical and preclinical trial phase of product commercialization and have limited experience in establishing, supervising and conducting commercial manufacturing. Accordingly, if our products are approved for commercial sale, we will need to establish the capability, or engage a contract manufacturer that has the capability, to commercially manufacture our products in accordance with FDA and other regulatory requirements. There can be no assurance that we would be able to successfully establish any such capability, or identify a suitable manufacturing partner on acceptable terms.

At the present time, we have limited research, development or manufacturing capabilities within our facilities. Our manufacturing facility in Madison, Wisconsin has adequate capacity to supply drug product for Phase 2 studies of HOT, but we will need to expand for larger Phase 3 studies. LIGHT is currently manufactured by our collaborator, the University of Wisconsin at Madison, in small quantities, for use in investigator-sponsored clinical trials. We are evaluating contract manufacturing vendors that could accommodate larger scale production of LIGHT. We rely and expect to continue to rely, to some extent, on contracting with third parties to use their facilities to conduct research, development and manufacturing. The limited facilities we have to conduct research, development and manufacturing may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

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

The patent positions of biotechnology and pharmaceutical companies, such as ours, that involve licensing agreements are frequently uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued or in subsequent legal proceedings. Consequently, our patent applications and any issued and licensed patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. To the extent we license patents from third parties, as in the case of the U. Mich. license, the early termination of any such license agreement would result in the loss of our rights to use the covered patents, which could severely delay, inhibit or eliminate our ability to develop and commercialize compounds based on the licensed patents. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued or licensed to us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

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

We may have to resort to litigation to protect our rights for certain intellectual property or to determine their scope, validity or enforceability of our intellectual property rights. Enforcing or defending our rights is expensive, could cause diversion of our resources and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

Our research and development, manufacturing and administration of our drugs involve the controlled use of hazardous materials, including chemicals and radioactive materials, such as radioactive isotopes. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products and are required to maintain both a manufacturer’s license and a radioactive materials license with State of Wisconsin agencies. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage, with limits of up to $2,500,000 depending on the nature of the claim, for damages resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses and permitting fees. However, they could become expensive, and current or future environmental regulations may impair our research, development, production and commercialization efforts. If we are unable to maintain the required licenses and permits for any reason, it will negatively impact our research and development activities.

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

The potential widespread acceptance of therapies and diagnostics that are alternatives to ours may limit market acceptance of our products even if they are commercialized. Many of our targeted diseases and conditions can also be treated by other medication or drug delivery technologies. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies and products to receive widespread acceptance if commercialized.

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if additional healthcare reform measures are adopted, it could hinder or prevent our product candidates’ commercial success.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may adversely affect our ability to generate future revenues and achieve profitability, including by limiting the future revenues and profitability of our potential customers, suppliers and collaborative partners. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. The U.S. government is implementing, and other governments have shown significant interest in pursuing, healthcare reform. Any government-adopted reform measures could adversely affect the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products, should we be successful in commercializing them, and this would negatively affect our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for healthcare products and services, or sales, marketing or pricing of healthcare products and services, also may limit our potential revenue and may require us to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging for several reasons, including policies advanced by the current or future executive administrations in the U.S., new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., changes in federal healthcare policy were enacted in 2010 and are being implemented. Some reforms could result in reduced reimbursement rates for our product candidates, which would adversely affect our business strategy, operations and financial results. Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (HMOs). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform healthcare or change government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially harm our ability to operate profitably.

We depend on key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.

Our success will depend to a significant degree on the continued services of our chief executive officer, Harry Palmin, Cellectar founder and our chief scientific officer, Dr. Jamey Weichert, and our senior vice president of research and development, Dr. Christopher Pazoles. There can be no assurance that these individuals will continue to provide services to us. In addition, our success may depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources. To date, we have not experienced difficulties attracting and retaining highly qualified personnel, but there can be no assurance we will be successful in doing so in the future.

Our stock price has experienced fluctuations.

The market price of our common stock has fluctuated in the past and may be significantly affected by one or more of the following factors:

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

Eight of our stockholders beneficially own approximately 72% of our common stock, which limits the influence of other stockholders.

As of March 25, 2013, 72% of our common stock is beneficially owned by eight stockholders. The interests of these stockholders may differ from those of other stockholders. These stockholders will likely continue to have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

•	the election of directors;
•	the amendment of charter documents; and
•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

Our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Specifically, our cash on hand is not sufficient to fund operations for twelve months and the bid price of our common stock is less than the minimum bid price required to obtain a listing. Trading in our common stock continues to be conducted in the over-the-counter market (currently the OTCQX). As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, or for investment by financial institutions, as consideration in future capital raising transactions or other contexts.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to continue to comply, our business could be harmed and our stock price could decline.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 57 million shares of our common stock outstanding as of March 25, 2013, approximately 31 million shares are tradable without restriction, and approximately an additional 15.1 million shares that had been issued in unregistered transactions and are held by non-affiliates are tradable without time or volume limitations pursuant to Rule 144. We have registered the resale of an additional 4,000,000 shares of our common stock, pursuant to registration obligations. Given the limited trading of our common stock, resales of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

We lease office, laboratory and manufacturing space in Madison, Wisconsin.  The space consists of approximately 19,500 square feet and is rented for approximately $12,900 per month and expires on September 14, 2014.  The lease may be renewed for two-year periods through 2024 with an increase of 3% in annual rent.  We believe that our present facilities are adequate to meet our current needs.  If new or additional space is required, we believe that adequate facilities are available at competitive prices.

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

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (ZAO BAM) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (FDA) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.

We do not anticipate that these litigation matters will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock was quoted on the OTC Bulletin Board under the symbol NVLT beginning on June 14, 2005 and until February 16, 2012, since which time it has been quoted on the OTCQX platform. The following table provides, for the periods indicated, the high and low bid prices for our common stock. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2011	High	Low
First Quarter	$8.10	$1.52
Second Quarter	3.82	0.95
Third Quarter	1.55	1.13
Fourth Quarter	1.39	0.33

Fiscal Year 2012	High	Low
First Quarter	$0.99	$0.40
Second Quarter	2.20	0.75
Third Quarter	1.20	0.91
Fourth Quarter	1.07	0.66

The above share prices have been adjusted to give effect to a 1-for-153 reverse split of our common stock completed April 8, 2011 in connection with the Acquisition.

On March 25, 2013 there were 358 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY 10038.

Equity compensation plans

The following table provides information as of December 31, 2012 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

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

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	6,329,050	$1.37	3,669,562

Equity compensation plans not approved by stockholders	110,138	$10.16	0

Total	6,439,188	$1.52	3,669,562

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

Acquisition

On April 8, 2011, we completed the Acquisition.  Immediately prior to the Acquisition, we completed a 1-for-153 reverse split of our common stock. We then issued 17,001,596 shares of our common stock to the former shareholders of Cellectar as consideration for the Acquisition, constituting approximately 85% of our outstanding common stock after giving effect to the Acquisition.  Upon the closing of the Acquisition, we completed the private placement of 6,846,537 shares of our common stock and warrants to purchase an additional 6,846,537 shares of our common stock.  The Acquisition was accounted for as a reverse acquisition whereby Cellectar, Inc. was treated as the acquirer for accounting and financial reporting purposes. As such, references to the results of operations for the twelve months ended December 31, 2011 include the historical results of Cellectar from January 1, 2011 through April 8, 2011 and include the consolidated results of the combined company from April 9, 2011 through December 31, 2011.  References to the results of operations for the year ended December 31, 2012 include the consolidated results of the combined company for that period.

As a result of the Acquisition, we have implemented a revised business plan focused on the development of the Cellectar compounds.  We conduct our operations from Cellectar’s headquarters in Madison, Wisconsin and our executive offices are in Newton, Massachusetts. Further development of our other compounds (NOV-002 and NOV-205) has been suspended.

On April 8, 2011, immediately prior to the Acquisition, Cellectar paid approximately $627,000 in full settlement of a note payable to a bank.  The payment was made in order to avoid an event of default that would have occurred as a result of the change of control that occurred as a result of the Acquisition.  On April 8, 2011, the holders of Cellectar convertible notes converted outstanding principal of $2,720,985 and accrued unpaid interest into a total of 4,181,535 shares of common stock.

Overview

We are a pharmaceutical company developing novel drugs for the treatment and diagnosis of cancer. Our cancer-targeted compounds are selectively taken up and retained in cancer cells, including cancer stem cells, versus normal cells. Thus, our therapeutic compounds appear to directly kill cancer cells while minimizing harm to normal cells. This offers the potential for a paradigm shift in cancer therapy by providing efficacy versus all three major drivers of mortality in cancer: primary tumors, metastases and stem cell-based relapse. I-124-CLR1404 (LIGHT) is a small-molecule, broad-spectrum, cancer-targeted PET imaging agent. We believe LIGHT has the potential to be the first imaging agent to use PLEs to target cancer cells. Phase 1-2 clinical trials are ongoing across 11 solid tumor indications. I-131-CLR1404 (HOT) is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that delivers cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. We believe HOT also has first-in-class potential as the first therapeutic agent to use PLEs to target cancer cells. The HOT Phase 1b dose-escalation trial is ongoing as a monotherapy for solid tumors with significant unmet medical need. CLR1502 (GLOW2) is a preclinical, cancer-targeted, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. Together, we believe our compounds are able to “find, treat and follow” cancer anywhere in the body in a novel, effective and highly selective way.

LIGHT is a small-molecule, broad-spectrum, cancer-targeted imaging agent that we believe has the potential to be the first of its kind for selective detection of tumors and metastases in a broad range of cancers. LIGHT is comprised of a proprietary PLE, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-124, a short-lived PET imaging radioisotope. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in oncology. In studies to date, LIGHT selectively illuminated malignant tumors in 52 of 54 animal models of cancer, demonstrating broad-spectrum, cancer-selective uptake and retention. Investigator-sponsored Phase 1-2 trials of LIGHT as a PET imaging agent are ongoing across 11 solid tumor indications. Initial positive imaging results have been established in patients with lung and brain cancers. These human trials, if successful, would likely provide proof-of-concept for LIGHT as a PET imaging agent with the potential to supplant the current “gold standard” agent, 18F-fluoro-deoxyglucose (FDG), due to what we believe to be LIGHT’s superior cancer-specificity versus FDG and MRI, and more favorable logistics of clinical use versus FDG. As a chemically identical biomarker for HOT, we believe that LIGHT tumor uptake data could accelerate clinical development of HOT by guiding selection of indications for HOT Phase 2 trials and potentially be used in such trials to identify suitable patients and assess therapeutic efficacy. For the same reason, and in view of the quantitative nature of PET imaging, LIGHT imaging may be capable of estimating an efficacious dose of HOT in individual patients.

HOT is a small-molecule, broad-spectrum, cancer-targeted molecular radiotherapeutic that we believe has the potential to be the first therapeutic agent to use PLEs to target cancer cells. HOT is comprised of a proprietary PLE, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope that is already in common use to treat thyroid and other cancer types. The ongoing Phase 1b dose-escalation trial is aimed at determining the Maximum Tolerated Dose of HOT. We expect to initiate HOT Phase 2 efficacy trials as a monotherapy for solid tumors with significant unmet medical need as soon as a starting dose is established. We may determine such a dose based on an acceptable safety profile in the Phase 1b trial. Selection of indications for Phase 2, as well as aspects of trial design, will be guided by ongoing PET imaging trials in cancer patients with LIGHT, a chemically identical biomarker for HOT. Preclinical experiments in more than a dozen in vivo (in animals) tumor models have demonstrated selective killing of cancer cells along with a benign safety profile. In view of HOT’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are first developing HOT as a monotherapy for solid tumors with significant unmet medical need.

GLOW2 is a small-molecule, broad-spectrum, cancer-targeted, non-radioactive optical imaging agent that we believe has the potential to be the first of its kind for intraoperative tumor margin illumination and non-invasive tumor imaging. GLOW2 is comprised of a proprietary PLE, acting as a cancer-targeted delivery and retention vehicle, covalently attached to a near-infrared (800nm) fluorophore. According to the American Cancer Society (2011), most cancer patients will have some type of surgery, and Cancer Facts and Figures indicated that approximately 1.3 million cancer patients were diagnosed with solid tumors in the U.S. alone in 2011. GLOW2 may facilitate and enable diagnostic, staging, debulking and curative cancer surgeries, intraoperatively in real time (i.e. during the actual surgical procedure) by defining tumor margins and regional lymph node involvement, resulting in more accurate tumor resectioning and improved outcome and prognosis. In this context, GLOW2 would effectively act as an adjunct therapeutic agent. In preclinical in vivo (in animals) tumor models, non-invasive optical imaging showed pronounced accumulation of GLOW2 in tumors versus normal organs and tissues in addition to successfully delineated tumor margins during tumor resection. Thus, GLOW2 may also have utility for non-invasive imaging of relatively superficial tumor types in man (e.g., melanoma, head & neck, colon, esophageal). Subject to additional funding, we expect to submit an IND for GLOW2 in the fourth quarter of 2013 and begin clinical trials shortly thereafter.

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public company reporting and investor relations, directors’ fees and professional fees for legal and accounting services.

Twelve Months Ended December 31, 2012 and 2011

Research and Development.   Research and development expense for the year ended December 31, 2012 was approximately $5,123,000 (comprised of approximately $777,000 in clinical project costs, $329,000 of preclinical project costs, $488,000 of manufacturing and related costs and $3,529,000 in general unallocated research and development costs) compared to approximately $3,599,000 (comprised of approximately $166,000 in clinical project costs, $207,000 of preclinical project costs, $205,000 of manufacturing and related costs and $3,021,000 in general unallocated research and development costs) for 2011.  The approximately $1,524,000, or 42.3%, increase in research and development resulted from increases in all categories. The $611,000 increase in clinical projects and the $283,000 increase in manufacturing costs in the year ended December 31, 2012 versus 2011 was related to costs associated with the Phase 1-2 trials for LIGHT and the Phase 1b trial for HOT. The $122,000 increase in preclinical projects, for the year ended December 31, 2012 versus 2011 was related to contributions to the U.Wisc. towards unrestricted research activities and increased consulting to support preclinical research activities. The $508,000 increase in general unallocated research and development costs was principally related to an increase in salary and related costs from the addition of employees following the Acquisition; an increase in stock-based compensation associated with recognition of compensation expense over the vesting periods of stock option grants in May and December 2011 and increased travel costs.

General and Administrative.   General and administrative expense for the year ended December 31, 2012 was approximately $3,632,000 compared to approximately $2,692,000 in 2011.  The $940,000, or 34.9%, increase in general and administrative costs was primarily related to the following items: stock-based compensation increased approximately $423,000 resulting from the recognition of compensation expense over the vesting periods of stock options granted in May and December 2011 and December 2012; salary increased approximately $297,000 resulting principally from the addition of employees following the Acquisition; the cost of subcontracted services increased by approximately $242,000 as a result of increased investor relations activities and costs associated with public company reporting. Insurance costs increased approximately $78,000, rent increased approximately $14,000 associated with the addition of the Massachusetts location and travel costs increased approximately $23,000 due principally to an increase in travel between our Massachusetts and Wisconsin offices. These increases were offset by an approximately $137,000 decrease in expense primarily attributable to a $125,000 payment received from the Company’s directors and officers insurance carrier for retained expenses following the dismissal with prejudice on June 11, 2012 of the securities litigation described in Note 14. We recorded this payment as a reduction of legal fees in the twelve months ended December 31, 2012.

Merger Costs. We did not incur any merger-related costs during the year ended December 31, 2012. Merger costs during the year ended December 31, 2011 consisted of $450,000 in investment banking fees, approximately $286,000 in legal fees and approximately $10,000 in insurance costs.

Grant income.   Qualifying therapeutic discovery projects, among others, include those designed to treat or prevent diseases or conditions by conducting pre-clinical or clinical activities for the purpose of securing FDA approval of a product.  We received payments of approximately $44,000 in the year ended December 31, 2011 under a cash grant from the U.S. Internal Revenue Service as a qualifying therapeutic discovery project credit pursuant to Patient Protection and Affordable Care Act. The payments were recorded as a component of other income. No payments were received during the year ended December 31, 2012.

Loss on Derivative Warrants. We recorded a loss on derivative warrants of approximately $34,000 and $12,000 in the year ended December 31, 2012 and 2011, respectively. This amount represents the change in fair value, during the respective period, of outstanding warrants that contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net, for the years ended December 31, 2012 and 2011 consists approximately of the following:

	Year Ended December 31,
	2012	2011

Interest expense, convertible notes	$—	$(159,000)
Beneficial conversion feature, convertible notes	—	(258,000)
Interest expense, bank note	—	(6,500)
Interest expense, other	(9,000)	(11,000)
Interest income	1,000	4,500
	$(8,000)	$(430,000)

Since the convertible notes were converted based on revised conversion terms that resulted in the issuance of an additional 343,963 shares of common stock than would have been issued if the convertible notes had been converted in accordance with their original terms, the value of these additional shares of approximately $258,000 was recorded as a component of interest expense at the date of conversion in 2011. The decrease in interest expense on the convertible notes and bank note was a result of the settlement of those obligations in connection with the Acquisition. The reduction of interest income in 2012 was a result of our excess cash balances being moved to non-interest-bearing accounts in late 2011 to take advantage of FDIC insurance protection.

Deemed Dividend on Warrant Amendment. During the year ended December 31, 2012, the Company amended the terms of its Class B Warrants with certain investors who held warrants to purchase 5,255,000 shares of our common stock to extend the expiration date for the exercise of such warrants until October 11, 2012. These warrants had been issued in connection with the June Offering, had an expiration date of September 11, 2012 and were exercisable at a price of $1.00 per share. The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of approximately $543,000 which was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.

The deemed dividends have been included in the calculation of net loss attributable to common stockholders of approximately $9,340,000 or $0.23 per share, for the year ended December 31, 2012. The deemed dividends are excluded from our net loss (from operating activities) of approximately $8,797,000, or $0.21 per share, for the year ended December 31, 2012.

No deemed dividend was recorded in the year ended December 31, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. To date, Cellectar and Novelos have raised capital aggregating approximately $126 million. Novelos has raised capital aggregating approximately $99 million, including proceeds from the February 2013 public offering. Since its inception and prior to the Acquisition, Cellectar had raised capital aggregating approximately $27 million.  As of December 31, 2012, we had approximately $4,678,000 in cash and cash equivalents which excludes $2,000,000 classified as restricted cash that is contractually designated towards the construction of a clinical-stage manufacturing facility for LIGHT at our Madison, WI location.

During the year ended December 31, 2012, approximately $6,585,000 in cash was used in operations. During this period we reported a net loss of approximately $8,797,000. However, this loss included the following non-cash items: an approximately $34,000 loss on derivative warrants, an approximately $1,503,000 in stock-based compensation, and an approximately $497,000 in depreciation and amortization expense. After adjustment for these non-cash items, the Company utilized approximately $72,000 in cash for the prepayment of certain items, including an annual renewal of its directors’ and officers’ insurance and general business insurance. Other changes in working capital provided cash of $250,000.

During the year ended December 31, 2012, we purchased approximately $98,000 in fixed assets.

In June 2012, we completed a public offering of our common stock and warrants for net proceeds of approximately $4,871,000. In November 2012, we completed a private placement of our common stock and warrants for proceeds of approximately $2,000,000, which are contractually designated for use towards the estimated $3,000,000 cost of construction of an in-house manufacturing facility for our LIGHT compound. During the year ended December 31, 2012, we received approximately $1,088,000 in cash proceeds from warrant exercises. The proceeds of the November 2012 placement have been classified as restricted cash on the accompanying balance sheet. We are not currently pursuing the construction project and are evaluating contract manufacturers that may accommodate larger scale production of LIGHT.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $40,277,000 at December 31, 2012. During the year ended December 31, 2012, we generated a net loss of approximately $8,797,000 and we expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2012, our consolidated cash balance, excluding the funds designated for use in the construction project, was approximately $4,678,000. We believe this cash balance, plus proceeds received from the February Offering, is adequate to fund operations through October 2013. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Goodwill. As of December 31, 2012 and 2011 there was approximately $1,675,000 of goodwill recorded in connection with the Acquisition. We are required to evaluate goodwill for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or circumstances change such as a decline in the Company’s stock price, or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or pay to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participant would use in pricing an asset or liability. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

Contingencies. From time to time, we may become involved in legal disputes regarding our products in development, intellectual property rights, stockholder claims or other matters. We are currently involved in one such matter that is ongoing. We assess each matter to determine if a contingent liability should be recorded. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a loss. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact the results of operations and financial conditions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS FOR NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

Page

Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets at December 31, 2012 and 2011	41
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, and the Cumulative Development-Stage Period from November 7, 2002 (date of inception) to December 31, 2012	42
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011, and the Cumulative Development-Stage Period from November 7, 2002 (date of inception) to December 31, 2012	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and the Cumulative Development-Stage Period from November 7, 2002 (date of inception) to December 31, 2012	44
Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Novelos Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Novelos Therapeutics, Inc. (a Development Stage Company) (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and the period from November 7, 2002 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novelos Therapeutics, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and the period from November 7, 2002 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception and, as of December 31, 2012, had an accumulated deficit of $40,277,400. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Grant Thornton LLP

Chicago, Illinois

March 28, 2013

 NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,677,545	$5,505,960
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	327,393	254,967
Deferred financing	70,539	—
Total current assets	5,130,477	5,815,927
RESTRICTED CASH	2,000,000	—
FIXED ASSETS, NET	2,645,003	3,044,565
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	27,222	27,222
TOTAL ASSETS	$11,478,164	$10,563,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$716,990	$478,041
Derivative liability	13,304	23,305
Capital lease obligations, current portion	2,397	2,235
Total current liabilities	732,691	503,581
LONG-TERM LIABILITIES:
Notes payable	450,000	450,000
Deferred rent	135,404	124,381
Capital lease obligations, net of current portion	1,694	4,091
Total long-term liabilities	587,098	578,472
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 46,397,997 and 36,907,824 shares issued and outstanding at December 31, 2012 and 2011, respectively	464	369
Additional paid-in capital	50,435,311	40,961,180
Deficit accumulated during the development stage	(40,277,400)	(31,480,426)
Total stockholders’ equity	10,158,375	9,481,123
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,478,164	$10,563,176

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December, 31		Cumulative Development-Stage Period from November 7, 2002 (date of inception) through December 31,
	2012	2011	2012
COSTS AND EXPENSES:
Research and development	$5,122,686	$3,599,080	$25,927,725
General and administrative	3,632,099	2,692,433	13,294,710
Merger costs	—	746,207	799,133
Total costs and expenses	8,754,785	7,037,720	40,021,568

LOSS FROM OPERATIONS	(8,754,785)	(7,037,720)	(40,021,568)

OTHER INCOME (EXPENSE):
Grant income	—	44,479	244,479
Loss on derivative warrants	(33,854)	(12,158)	(46,012)
Interest expense, net	(8,335)	(430,023)	(455,460)
Other income	—	—	1,161
Total other expense, net	(42,189)	(397,702)	(255,832)
NET LOSS	(8,796,974)	(7,435,422)	(40,277,400)
DEEMED DIVIDEND ON WARRANTS	(543,359)	—	(543,359)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,340,333)	$(7,435,422)	$(40,820,759)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.23)	$(0.31)	$(2.91)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	41,121,137	23,959,008	14,041,400

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Par Amount	Paid-in Capital	Development Stage	Stockholders’ Equity
BALANCE AT NOVEMBER 7, 2002	—	$—	$—	$—	$—
Issuance of common stock for cash	6,440,123	64	590,205	—	590,269
Issuance of common stock in exchange for professional services	101,220	1	9,107	—	9,108
Net loss	—	—	—	—	—
BALANCE AT DECEMBER 31, 2002	6,541,343	65	599,312	—	599,377
Issuance of common stock for cash, net of issuance costs	37,958	—	4,937	—	4,937
Issuance of common stock in exchange for licensed technology	203,483	2	80,410	—	80,412
Net loss	—	—	—	(295,790)	(295,790)
BALANCE AT DECEMBER 31, 2003	6,782,784	67	684,659	(295,790)	388,936
Net loss	—	—	—	(342,761)	(342,761)
BALANCE AT DECEMBER 31, 2004	6,782,784	67	684,659	(638,551)	46,175
Issuance of common stock for cash, net of issuance costs	610,664	6	835,862	—	835,868
Net loss	—	—	—	(481,837)	(481,837)
BALANCE AT DECEMBER 31, 2005	7,393,448	73	1,520,521	(1,120,388)	400,206
Issuance of common stock for cash, net of issuance costs	2,202,179	22	7,097,050	—	7,097,072
Common stock repurchased	(43,819)	—	(31,667)	—	(31,667)
Stock-based compensation	—	—	43,994	—	43,994
Net loss	—	—	—	(963,440)	(963,440)
BALANCE AT DECEMBER 31, 2006	9,551,808	95	8,629,898	(2,083,828)	6,546,165
Issuance of common stock for cash, net of issuance costs	60,250	1	249,999	—	250,000
Exercise of warrant to purchase common stock	75,045	1	249,999	—	250,000
Stock-based compensation	—	—	570,392	—	570,392
Net loss	—	—	—	(5,090,325)	(5,090,325)
BALANCE AT DECEMBER 31, 2007	9,687,103	97	9,700,288	(7,174,153)	2,526,232
Issuance of common stock for cash, net of issuance costs	3,132,999	31	12,931,531	—	12,931,562
Stock-based compensation	—	—	477,488	—	477,488
Net loss	—	—	—	(6,090,715)	(6,090,715)
BALANCE AT DECEMBER 31, 2008	12,820,102	128	23,109,307	(13,264,868)	9,844,567
Stock-based compensation	—	—	502,199	—	502,199
Net loss	—	—	—	(6,219,873)	(6,219,873)
BALANCE AT DECEMBER 31, 2009	12,820,102	128	23,611,506	(19,484,741)	4,126,893
Stock-based compensation	—	—	353,340	—	353,340
Intrinsic value of beneficial conversion feature associated with convertible debt issued in exchange for cash	—	—	213,792	—	213,792
Net loss	—	—	—	(4,560,263)	(4,560,263)
BALANCE AT DECEMBER 31, 2010	12,820,102	128	24,178,638	(24,045,004)	133,762
Issuance of common stock upon conversion of convertible notes	4,181,535	42	3,184,665	—	3,184,707
Issuance of common stock in a business combination	2,959,871	30	2,219,873	—	2,219,903
Cash paid in lieu of fractional shares in a business combination	(41)	—	(145)	—	(145)
Issuance of common stock and warrants, net of issuance costs	16,928,204	169	10,164,377	—	10,164,546
Intrinsic value of beneficial conversion feature associated with the conversion of convertible debt	—	—	257,973	—	257,973
Issuance of common stock upon the cashless exercise of warrants and reclassification of derivative liability to additional paid-in-capital	18,153	—	48,339	—	48,339
Stock-based compensation	—	—	907,460	—	907,460
Net loss	—	—	—	(7,435,422)	(7,435,422)
BALANCE AT DECEMBER 31, 2011	36,907,824	369	40,961,180	(31,480,426)	9,481,123
Issuance of common stock upon cashless exercise of warrants and reclassification of derivative liability to additional paid-in-capital	981,073	10	43,845	—	43,855
Issuance of common stock upon exercise of warrants	1,088,300	11	1,088,289	—	1,088,300
Issuance of common stock and warrants, net of issuance costs	7,420,800	74	6,838,700	—	6,838,774
Stock-based compensation	—	—	1,503,297	—	1,503,297
Net loss	—	—	—	(8,796,974)	(8,796,974)
BALANCE AT DECEMBER 31, 2012	46,397,997	$464	$50,435,311	$(40,277,400)	$10,158,375

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative Development-Stage Period from November 7, 2002 through December 31,
	2012	2011	2012
Net loss	$(8,796,974)	$(7,435,422)	$(40,277,400)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	497,253	584,841	2,913,291
Stock-based compensation	1,503,297	907,460	4,358,170
Intrinsic value of beneficial conversion feature associated with convertible debt	—	257,973	471,765
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	—	19,671
Loss on disposal of fixed assets	—	6,009	36,477
Loss on derivative warrants	33,854	12,158	46,012
Changes in:
Prepaid expenses and other current assets	(72,426)	(175,883)	(311,223)
Accounts payable and accrued liabilities	238,949	(294,969)	336,861
Accrued interest	—	158,673	463,722
Deferred rent	11,023	9,070	135,404
Cash used in operating activities	(6,585,024)	(5,970,090)	(31,717,730)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	905,649	905,649
Purchases of fixed assets	(97,691)	(118,411)	(5,584,283)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	(2,000,000)	500,000	(2,055,000)
Payment for intangible assets	—	—	(19,671)
Cash provided by (used in) investing activities	(2,097,691)	1,287,238	(6,746,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	2,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	—	(675,743)	(1,227,944)
Payments on capital lease obligations	(2,235)	(2,085)	(6,883)
Proceeds from issuance of common stock and warrants, net of issuance costs	6,838,774	10,164,546	38,713,028
Proceeds from exercise of warrant	1,088,300	—	1,338,300
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	—	(145)	(145)
Change in deferred financing costs	(70,539)	28,500	(42,039)
Cash provided by financing activities	7,854,300	9,515,073	43,141,580
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(828,415)	4,832,221	4,677,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,505,960	673,739	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,677,545	$5,505,960	$4,677,545
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$13,716	$208,689
Fair value of derivative warrants reclassified to additional paid-in capital upon cashless exercise	$43,855	$48,339	$92,194
Issuance of common stock in connection with the conversion of notes payable and accrued interest	$—	$3,184,707	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$—	$78,407	$78,407
Fair value of liabilities assumed in exchange for securities in a business combination	$—	$(439,615)	$(439,615)
Goodwill resulting from a business combination	$—	$1,675,462	$1,675,462

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

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Acquisition was accounted for as a reverse acquisition whereby Cellectar, Inc. was treated as the acquirer for accounting and financial reporting purposes. On April, 8, 2011, Cellectar was merged into the Merger Subsidiary a wholly owned subsidiary of Novelos; as such, the financial statements presented herein as of and for the twelve months ended December 31, 2011 include the historical results of Cellectar from January 1, 2011 through April 8, 2011, except for the capital structure which represents the historical amounts of Cellectar, retroactively adjusted to reflect the legal capital structure of Novelos by applying the Exchange Ratio, and include the consolidated results of the combined company from April 9, 2011 through December 31, 2011. The financial statements as of and for the twelve months ended December 31, 2012 include the consolidated results of the combined company for that period. All per-share amounts and outstanding shares, including all common stock equivalents, and stock options, have been retroactively restated in these financial statements and notes for all periods presented to reflect the capital structure of Novelos by applying the Exchange Ratio.  The cumulative capital activity from the date of inception (November 7, 2002) up to the closing of the Acquisition, as presented in the accompanying statement of stockholders’ equity, equals 17,001,596 shares of common stock, which represents the equity interests the legal parent (Novelos) issued to effect the Acquisition. The number of authorized shares of common stock disclosed on the balance sheet (150,000,000) represents the number of authorized shares of Novelos common stock following the Acquisition.  Additionally, on the accompanying statements of stockholders’ equity for the period from inception (November 7, 2002) to December 31, 2010 the aggregate par value of the issued common stock was reduced to reflect the $0.00001 par value of Novelos common stock associated with the shares of Cellectar common stock adjusted for the Exchange Ratio and the difference was reclassified to additional paid-in capital.

As a result of the Acquisition, the Company has implemented a revised business plan focused on the development of the Cellectar compounds.  Development of Novelos’ other compounds (NOV-002 and NOV-205) has been suspended.  The Company conducts its operations from Cellectar’s headquarters in Madison, Wisconsin and the Company’s executive offices are in Newton, Massachusetts.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $40,277,400 at December 31, 2012. During the year ended December 31, 2012, the Company generated a net loss of $8,796,974 and the Company expects that it will continue to generate operating losses for the foreseeable future.  On February 20, 2013, the Company completed a registered public offering of an aggregate of 11,000,000 shares of its common stock, warrants to purchase up to an aggregate of 11,000,000 shares of common stock at an exercise price of $0.50 per share which will be exercisable for five years from issuance, and warrants to purchase up to an aggregate of 5,500,000 shares of common stock at an exercise price of $0.50 per share which will be exercisable for one year from issuance, for gross proceeds of $5,500,000 (the “February Offering”) (see Note 18). The Company believes that its cash balance at December 31, 2012, augmented by the proceeds from the February Offering, is adequate to fund operations at budgeted levels through October 2013. The cash balance at December 31, 2012 excludes $2,000,000 contractually designated for use towards the $3,000,000 estimated cost of construction of an in-house manufacturing facility for the Company’s LIGHT compound. As an alternative to this project, the Company is evaluating contract manufacturers that may accommodate larger scale production of LIGHT. The Company’s ability to execute its operating plan beyond October 2013 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.  The consolidated financial statements as of and for the twelve months ended December 31, 2012 are presented on a consolidated basis.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company — The Company has been in the development stage since its inception.  The primary activities since inception have been organizational activities, research and development and raising capital.  No significant revenues have been generated from planned operations.  As of December 31, 2012, the Company remained in the development stage.

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

Restricted Cash — The Company accounts for cash and claims to cash that are committed for other than current operations as restricted cash. Restricted cash (current) at December 31, 2012 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility (see Note 13). Restricted cash (long-term) includes $2,000,000 of cash that has been contractually designated for use towards the construction of a clinical-stage manufacturing facility for LIGHT at the Company’s Madison, WI location.

Deferred Financing Costs — Incremental direct costs associated with the issuance of the Company’s common stock is deferred and is recognized as a reduction of the gross proceeds upon completion of the related equity transaction. In the event that the equity transaction is not probable or is aborted, the Company expenses such costs. At December 31, 2012, the Company had recorded $70,539 of costs in connection with a public offering of stock. There were no deferred financing costs as of December 31, 2011.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (5 years).  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, leasehold improvements are depreciated over 17 years (their estimated useful life), which represents the full term of the lease, including all extensions (see Note 13).

Goodwill — Intangible assets at December 31, 2012 and 2011 consist of goodwill recorded in connection with the Acquisition. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which is generally three years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 505, Equity.  As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Research and Development — Research and development costs are expensed as incurred.

Income Taxes — Income taxes are accounted for using the liability method of accounting.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management has provided a full valuation allowance against the Company’s gross deferred tax asset.  Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority.  Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year.  There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2012 and 2011.

Comprehensive Loss — There were no components of comprehensive loss other than net loss in all of the periods presented.

Grant Income — Cellectar received a cash grant of approximately $44,000 for the year ended December 31, 2011 from the U.S. Internal Revenue Service as a qualifying therapeutic discovery project credit pursuant to the Patient Protection and Affordable Care Act.  This grant has been recorded as a component of other income.

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

Derivative Instruments   – The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 27,310 and 77,729 at December 31, 2012 and 2011, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2012 and 2011, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2012 and 2011 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.

New Accounting Pronouncements — In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRS.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This standard became effective for the Company on January 1, 2012. The adoption of this standard on January 1, 2012 did not have a material impact on the Company’s financial statements or required disclosures.

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

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Section. This standard provides amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 339-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The adoption of this standard did not have a material impact on the Company’s financial statement or required disclosures.

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

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
•	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$13,304	$-	$13,304

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$23,305	$-	$23,305

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

The financial advisor to Cellectar in the Acquisition, received a cash fee of $200,000 upon the completion of the Acquisition in consideration of their services.  The financial advisor to Novelos in the Acquisition, received a cash fee of $250,000 upon the completion of the Acquisition in consideration of their services.  These amounts were recorded as merger costs and expensed as incurred on the date of the Acquisition.  In addition to the investment banking fees, the Company also incurred an additional $296,207 of merger-related legal and other costs during the year ended December 31, 2011 which were included as a component of expense in the respective period.

The Acquisition was completed principally to leverage synergies between Novelos’ strategic focus and experience in developing and funding the development of cancer drugs and Cellectar’s portfolio of cancer-targeted compounds.

Purchase Accounting

The Acquisition was accounted for using the purchase method of accounting as a reverse acquisition.  In a reverse acquisition, the post-acquisition net assets of the surviving combined company includes the historical cost basis of the net assets of the accounting acquirer (Cellectar) plus the fair value of the net assets of the accounting acquiree (Novelos).  Further, under the purchase method, the purchase price is allocated to the assets acquired, liabilities assumed, and identifiable intangible assets based on their estimated fair values with the remaining excess purchase price over net assets acquired allocated to goodwill.

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

There were no changes in goodwill during the years ended December 31, 2012 or 2011, after the initial purchase accounting.

The Company is required to perform an annual impairment test related to goodwill which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. During the fourth quarter of 2012, the annual test was performed and it was determined that there had been no impairment to goodwill.

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2012	2011

Office and laboratory equipment	$3,151,120	$3,069,889
Computer software	4,000	4,000
Leasehold improvements	2,337,935	2,324,672
Total fixed assets	5,493,055	5,398,561
Less accumulated depreciation and amortization	(2,848,052)	(2,353,996)
Fixed assets, net	$2,645,003	$3,044,565

For the years ended December 31, 2012 and 2011, the Company incurred approximately $497,000 and $585,000 of depreciation and amortization expense, respectively.

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

The Company paid approximately $2,900 and $600 to U. Mich. for the reimbursement of patent maintenance fees during the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, all annual license fees have been paid in a timely manner.

Novelos Legacy License Agreements

During 2007, Novelos entered into a Collaboration Agreement with Lee’s Pharmaceutical (HK) Ltd. (“Lee’s Pharm”) whereby Lee’s Pharm obtained an exclusive license to develop, manufacture and commercialize NOV-002 and NOV-205 in China, Hong Kong, Taiwan and Macau.

During 2009, Novelos entered into a collaboration agreement with Mundipharma International Corporation Limited to develop, manufacture and commercialize, on an exclusive basis, Novelos legacy compounds in most of Europe, Asia and Australia.

The Company has suspended development of the products covered by these and does not anticipate that these agreements will have a material effect on its future results of operations, cash flows, and financial position.

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

As of December 31, 2012 and 2011, there was no obligation outstanding on the Convertible Notes.

8.  LONG-TERM NOTES PAYABLE

On January 11, 2008, Cellectar entered into a loan agreement with a bank to borrow up to $1,200,000.  The borrowing, evidenced by a note (the “Bank Note”), bore interest at a rate of 7.01% per annum, could be prepaid without penalty and was payable in 48 monthly principal and interest payments of $20,520 with a balloon payment of any remaining unpaid principal and interest on March 28, 2012.  In the event of default of payment, Cellectar would be required to pay a late charge equal to 5% of the delinquent payment and the interest rate on the unpaid principal would be increased by 3%.  The Bank Note was collateralized by substantially all assets of Cellectar and a deposit account in the amount of $500,000. On April 8, 2011, immediately prior to the Acquisition, Cellectar paid approximately $627,000 in full settlement of the Bank Note. The payment was made in order to avoid an event of default that would have occurred as a result of the change of control that occurred at the time of the Acquisition and therefore the Company’s obligation under the Bank Note was satisfied during the year ended December 31, 2011. As such, there were no amounts outstanding on the Bank Note as of December 31, 2012 or 2011.

On September 15, 2010, Cellectar entered into certain loan agreements with the Wisconsin Department of Commerce (“WDOC Notes”) to borrow a total of $450,000.  The WDOC Notes bear interest at 2% per annum beginning on the date of disbursement and allow for the deferral of interest and principal payments until April 30, 2015.  In the event of default of payment, interest on the delinquent payment is payable at a rate equal to 12% per annum.  Monthly payments of $20,665 for principal and interest commence on May 1, 2015 and continue for 23 equal installments with the final installment of any remaining unpaid principal and interest due on April 1, 2017.  As of December 31, 2012 and 2011, $450,000 is classified as a long-term note payable in the accompanying balance sheets.

As of December 31, 2012, long-term notes payable mature as follows:

Years ended December 31,
2013	$—
2014	—
2015	119,957
2016	243,591
2017	86,452
$450,000

For the years ended December 31, 2012 and 2011, the Company recorded approximately $9,000 and $17,500 of interest expense related to these long-term notes payable.

9. STOCKHOLDERS’ EQUITY

For the purpose of presentation in these financial statements, all amounts and disclosures related to equity issuances prior to the Acquisition have been retroactively restated by applying the Exchange Ratio in order to reflect the capital structure of Novelos.

From inception until the Acquisition on April 8, 2011, Cellectar issued 12,559,218 shares of common stock for net proceeds of approximately $21,710,000.

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

The securities purchase agreement includes certain registration requirements which were subsequently extended by the consent of purchasers holding a majority of shares of the Company’s common stock issued in the April Private Placement, which holders constituted the requisite holders, as defined. The Company filed a registration statement with the SEC on July 17, 2012 covering the resale of 4,000,000 shares of common stock pursuant to the registration requirements and this registration statement was declared effective on July 26, 2012. The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations. The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”).  If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price.  As of December 31, 2012, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

The Company paid to the placement agent for the financing a cash fee equal to $200,000 and issued warrants to purchase 192,931 shares of its common stock (having an exercise price of $0.75 and which expire March 31, 2016) in consideration for their advisory services with respect to the financing pursuant to the placement agency agreement.  The cash fee was recorded as a reduction of gross proceeds received.  The estimated fair value of the warrants issued to the placement agent was $112,096 and was recorded as a component of stockholders’ equity.

December 2011 Underwritten Offering

On December 6, 2011, the Company completed an underwritten public offering of 10,081,667 shares of its common stock and warrants to purchase up to an aggregate of 10,081,667 shares of its common stock at an exercise price of $0.60 per share, expiring on December 6, 2016, for gross proceeds of $6,049,000 and net proceeds of $5,298,140 after deducting transaction costs (the “Underwritten Offering”). The warrant exercise price and the common stock issuable pursuant to such warrant are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of the warrant holders prior to such event. The relative fair value of the warrants issued to the investors was $2,350,320 at issuance and has been included as a component of stockholders’ equity.  The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 10). The Company paid the underwriter a cash fee of $302,000. The cash fee along with other legal and accounting costs associated with the offering were recorded as a reduction of the gross proceeds received.

June 2012 Public Offering

On June 13, 2012, pursuant to securities purchase agreements entered into with investors on June 7, 2012, the Company completed a registered public offering of an aggregate of 5,420,800 shares of its common stock, warrants to purchase up to an aggregate of 5,420,800 at an exercise price of $1.00 per share, exercisable for 90 days from issuance (the “Class B Warrants”), and warrants to purchase up to an aggregate of 2,710,400 shares of its common stock at an exercise price of $1.25 per share, exercisable for five years from issuance, for total gross proceeds of $5,420,800 and net proceeds of $4,870,978 after deducting transaction costs (the “June Offering”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event. The relative fair value of the warrants issued to the investors was $1,994,631 at issuance and has been included as a component of stockholders’ equity.  The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 10). In the June Offering, the Company paid a cash fee of $379,456 and issued warrants to purchase 271,040 shares of its common stock at an exercise price of $1.25 per share expiring on June 13, 2017 to the placement agent. The cash fee along with other legal and accounting costs associated with the offering were recorded as a reduction of the gross proceeds received. The estimated fair value of the warrants issued to the placement agent was $255,703 and was recorded as a component of stockholders’ equity.

On September 10, 2012, the Company amended the terms of the Class B Warrants with investors who held warrants to purchase 5,255,000 shares of common stock to extend the expiration date for the exercise of such warrants until October 11, 2012. An investor who held Class B Warrants to purchase 15,000 shares of common stock did not elect to amend their agreement and such warrants expired on September 11, 2012. These warrants had been issued in connection with the June Offering, had an expiration date of September 11, 2012 and were exercisable at a price of $1.00 per share. The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of $543,359 which was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The deemed dividend is reflected as an adjustment to net loss to arrive at net loss attributable to common stockholders in the twelve months ended December 31, 2012. Since the Company had an accumulated deficit at the time of the modification, there was no impact to the components of stockholders’ equity as a result of the recognition of the deemed dividend.

During the year ended December 31, 2012, Class B Warrants were exercised for an aggregate of 1,088,300 shares of common stock and the Company received aggregate cash proceeds of $1,088,300 in respect of those exercises. The balance of the Class B Warrants, exercisable for up to 4,332,500 shares of common stock, expired.

November 2012 Private Placement

On November 2, 2012, the Company completed a private placement of 2,000,000 shares of its common stock, warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable for 90 days from issuance, and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock at an exercise price of $1.25 per share, exercisable for five years from issuance, for total gross proceeds of $2,000,000 (the “November Private Placement”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment only for stock dividends, stock spilts and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event. The relative fair value of the warrants issued to the investor was $742,491 at issuance and has been included as a component of stockholders’ equity. The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 10). The proceeds from the November Private Placement are contractually designated for use towards the construction of a clinical-stage manufacturing facility for I-124-CLR1404 (LIGHT) at the Company’s Madison, WI location. The warrants to purchase 2,000,000 shares of common stock at $1.00 per share expired unexercised on January 31, 2013 (see Note 18). As a result of the contractual commitment to use the proceeds towards the construction project, the Company has classified the gross proceeds of $2,000,000 from this offering as a long-term restricted asset (see Note 2).

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2012.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

November 2012 Private Placement	2,000,000	$1.00	January 31, 2013
November 2012 Private Placement	1,000,000	$1.25	November 2, 2017
June 2012 Public Offering	2,981,440	$1.25	June 13, 2017
December 2011 Underwritten Offering	9,248,334	$0.60	December 6, 2016
April 2011 Private Placement	6,058,811	$0.75	March 31, 2016
Legacy warrants (1)	27,310	$0.60	July 27, 2015
Legacy warrants	105,040	$16.065	July 27, 2015
Legacy warrants	91,524	$99.45-100.98	December 31, 2015

Total	21,512,459

(1)  The exercise prices of these warrants are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3.

In February 2013, the Company issued warrants in connection with a public offering of common stock (see Note 18).

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options and warrants:

	December 31,
	2012	2011

Warrants	21,512,459	17,403,989
Stock options	6,439,188	4,827,638

Total number of shares reserved for future issuance	27,951,647	22,231,627

10.  STOCK-BASED COMPENSATION

In connection with the Acquisition, the Company assumed options to purchase 49,159 shares of common stock at exercise prices ranging from $1.53 to $1,072.53.

2006 Novelos Stock Option Plan.   Following the Acquisition, option grants to directors and employees are made under the Novelos Therapeutics 2006 Stock Incentive Plan (the “Plan”).  A total of 10,000,000 shares of common stock are authorized for issuance under the Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants.  A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.  As of December 31, 2012, there are an aggregate of 3,669,562 shares available for future grants under the Plan.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Year Ended December 31,		Cumulative Development- Stage Period from November 7, 2002 through December 31,
	2012	2011	2012
Employee and director stock option grants:
Research and development	$319,703	$190,172	$808,261
General and administrative	1,010,605	570,884	3,158,792
	1,330,308	761,056	3,967,053
Non-employee consultant stock option grants:
Research and development	79,879	36,157	116,036
General and administrative	93,110	110,247	275,081
	172,989	146,404	391,117

Total stock-based compensation	$1,503,297	$907,460	$4,358,170

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

During the years ended December 31, 2012 and 2011, the Company granted options to purchase 167,550 and 670,200 shares of common stock pursuant to performance-based awards to an employee, respectively. No compensation expense was recognized related to the performance-based awards as the Company did not determine that achievement of the milestones was probable. The milestones related to the 2011 performance-based awards were not met and the awards expired during 2011 and 2012. As of December 31, 2012, the 2012 award was outstanding; however the award expired in January 2013 when the milestones were not met.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of December 31, 2012 and 2011 as the historical experience of forfeitures is not representative of expected future forfeiture rates as a result of the significant changes in the business operations as a result of the Acquisition. Additionally, the majority of the 2012 and 2011 forfeitures were related to unmet milestones on performance-based options that are not representative of the expected future forfeiture rates for the Company’s service-based awards. This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Volatility	109% -115%	110% -115%
Risk-free interest rate	0.7% - 0.925%	0.89% – 3.17%
Expected life (years)	5.06 - 6.25	5.5 – 6.25
Dividend	0%	0%
Weighted-average exercise price	$0.75	$1.16
Weighted-average grant-date fair value	$0.62	$0.98

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at November 7, 2002	—
Granted	1,013,583	$2.36
Canceled	(222,547)	$2.63
Forfeited	(21,847)	$2.91
Outstanding at December 31, 2010	769,189	$2.69
Canceled	(769,189)	$2.69
Options acquired in connection with a business combination	49,159	$100.52
Granted	5,226,500	$1.16
Canceled	(9,992)	$115.16
Forfeited	(438,029)	$2.44
Outstanding at December 31, 2011	4,827,638	$1.82
Granted	1,956,650	$0.75
Canceled	(1,666)	$0.45
Forfeited	(343,434)	$1.38
Outstanding at December 31, 2012	6,439,188	$1.52

Vested, December 31, 2012	2,352,974	$2.63	8.47	$161,799
Unvested, December 31, 2012	4,086,214	$0.88	9.26	$258,730
Exercisable at December 31, 2012	2,352,974	$2.63	8.47	$161,799

Exercise prices for all grants made during the twelve months ended December 31, 2012 and 2011 were equal to the market value of the Company’s common stock on the date of grant. The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. At December 31, 2011, the estimated fair-market value of common stock was less than the exercise price of the underlying options, as such, the aggregate intrinsic value is $0.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012, December 31, 2011 and for the period from November 7, 2002 to December 31, 2012 was $0.62, $0.98 and $1.12, respectively.  The total fair value of shares vested during December 31, 2012 and 2011 and for the period November 7, 2002 to December 31, 2012 was $1,549,300, $756,400 and $4,355,700, respectively.   The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2012 was $1.01 and $0.73, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2011 was $1.31 and $0.89, respectively.

As of December 31, 2012, there was $2,733,590 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $1,447,269, $876,455, $360,039 and $49,827 during 2013, 2014, 2015 and 2016, respectively.  The Company expects 3,918,664 in unvested options, excluding performance-based awards, to vest in the future.

11.  INCOME TAXES

	2012	2011

Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(3,225,486)	(944,333)
State	2,291,913	(161,963)
Total deferred	(933,573)	(1,106,296)

Change in valuation allowance	933,573	1,106,296
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2012	2011

Deferred tax assets
Federal net operating loss	$22,343,084	$19,447,371
Federal research and development tax credit carryforwards	1,969,426	1,956,146
State net operating loss	2,252,566	2,444,816
State research and development tax credit carryforwards	633,571	597,608
Capitalized research and development expenses	11,068,868	13,007,013
Capital loss carryforward (expires beginning in 2012)	—	340,000
Stock-based compensation expense	842,174	333,206
Intangible assets	440,556	555,198
Charitable contribution carryforwards	43,350	44,370
Accrued liabilities	25,199	35,314
Total deferred tax assets	39,618,794	38,761,042

Deferred tax liabilities
Depreciable assets	(271,049)	(346,870)
Total deferred tax liabilities	(271,049)	(346,870)
Net deferred tax assets	39,347,745	38,414,172
Less valuation allowance	(39,347,745)	(38,414,172)

Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2012	2011
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes	(17.20)%	1.44%
Permanent items	(0.17)%	(5.21)%
Change in valuation allowance	(10.61)%	(14.88)%
Other	(6.02)%	(15.35)%
Total	—%	—%

As of December 31, 2012, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $65,715,000 and $42,854,000 respectively, which expire in 2018 through 2031 and 2013 through 2025, respectively.  In addition, the Company has federal and state research and development and investment tax credits of approximately $1,969,000 and $960,000, respectively which expire in 2018 through 2031 and 2015 through 2026, respectively.  The amount of NOLs and tax credit carryforwards which may be utilized annually in future periods will be limited pursuant to Section 382 of the Internal Revenue Code as a result of substantial changes in the Company’s ownership that have occurred or that may occur in the future.  The Company has not quantified the amount of such limitations.

Because of the Company’s limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the gross deferred tax asset.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2012 or 2011, and does not anticipate having unrecognized tax benefits over the next twelve months.  The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2008. Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2008 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

12.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the years ended December 31, 2012 and 2011, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,		Cumulative Development- Stage Period from November 7, 2002 (inception) through December 31,
	2012	2011	2012
Warrants	21,512,459	17,403,989	21,512,459
Stock options	6,439,188	4,827,638	6,439,188

13.  COMMITMENTS

Real Property Leases

On September 5, 2007, Cellectar entered into a 36-month lease for office and manufacturing space, commencing September 15, 2007.  The lease provides for the option to extend the lease under its current terms for seven additional two-year terms.  Rent is $8,050 per month for the first year and then escalates by 3% per year for the duration of the term including any lease extension terms.  The lease also requires the payment of monthly rent of $1,140 for approximately 3,400 square feet of expansion space.  The monthly rent for the expansion space is fixed until such time as the expansion space is occupied at which time the rent would increase to the current per square foot rate in effect under the original lease terms.  The Company is responsible for certain building-related costs such as property taxes, insurance, and repairs and maintenance.  Rent expense is recognized on a straight-line basis and accordingly the difference between the recorded rent expense and the actual cash payments has been recorded as deferred rent as of each balance sheet date.  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, straight-line rent expense and the associated deferred rent has been calculated over 17 years, which represents the full term of the lease, including all extensions.

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

Years ended December 31,
2013	$123,000
2014	94,000
2015	—
Thereafter	—
$217,000

The Company also leases office space in Newton, MA, which has a term that is month-to-month and requires monthly rental payments of $5,300.

Rent expense was approximately $227,000 and $197,000 for the years ended December 31, 2012 and 2011, respectively and approximately $1,368,000 from inception to December 31, 2012.

Equipment Lease

Certain equipment is leased under a capital lease.  The lease agreement requires monthly principal and interest payments of $217 and expires on September 3, 2014.  The outstanding obligation is being amortized using a 7% interest rate based on comparable borrowing rates.

The following table provides the estimated future minimum rental payments under all capital leases together with the present value of the net minimum lease payments as of December 31, 2012:

	Minimum lease payments	Less interest	Present value of net minimum lease payments
2013	$2,608	$211	$2,397
2014	1,739	45	1,694
	$4,347	$256	$4,091

The equipment recorded under capitalized leases is included in fixed assets as of December 31:

	2012	2011

Office equipment	$10,973	$10,973
Less accumulated amortization	(7,319)	(5,123)
	$3,654	$5,850

14.  CONTINGENCIES

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

We do not anticipate that these litigation matters will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

15.  EMPLOYEE RETIREMENT PLAN

Following the Acquisition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code which allows eligible employees who meet minimum age requirements to contribute a portion of their annual compensation on a pre-tax basis.  The Company has not made any matching contributions under this plan.

16.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the year ended December 31, 2012, the Company made contributions to UW totaling $269,000 for use towards unrestricted research activities and paid UW of approximately $349,000 for costs associated with clinical trial and other research agreements. The Company made contributions to UW of $206,500 for use towards unrestricted research activities during the year ended December 31, 2011.

17. PROPOSED REVERSE STOCK SPLIT

On June 30, 2011, the Company held a special meeting of stockholders.  At the meeting, the stockholders approved, among other things, separate amendments to the certificate of incorporation that would effect a reverse split of the Company’s common stock within a range of 1:2 to 1:10, and authorized the Company’s board of directors to determine the ratio at which the reverse split will be effected by filing the appropriate amendment to the certificate of incorporation, or to determine not to proceed with the reverse split at all.  The purpose of the proposed reverse split was to increase the price per share of the Company’s common stock in order to exceed the minimum price per share required to secure a listing on a national securities exchange and was contemplated in connection with the Company’s underwritten public offering that closed on December 6, 2011 (see Note 9). The Company did not obtain the NASDAQ listing and did not effect the reverse split in connection with the offering. While the Company may effect a reverse split at a later date, it would not do so on the basis of the stockholder approval obtained at the June 30, 2011 special meeting and would instead seek further approval of its stockholders.

 18. SUBSEQUENT EVENTS

February 2013 Public Offering

On February 20, 2013, pursuant to securities purchase agreements entered into with investors on February 12, 2013, the Company completed a registered public offering of an aggregate of 11,000,000 shares of its common stock, warrants to purchase up to an aggregate of 11,000,000 shares of our common stock at an exercise price of $0.50 per share which will be exercisable for five years from issuance, and warrants to purchase up to an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share which will be exercisable for one year from issuance, for gross proceeds of $5,500,000 and net proceeds of approximately $5,000,000 after deducting transaction costs, which include placement agent fees and legal and accounting costs associated with the offering (the “February Offering”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event. The exercise price of the warrants is also subject to adjustment for dilutive issuances. As such, the warrants will be recorded as a derivative liability due to the down-round protection and the Company is evaluating the amount of the liability. In the February Offering, the Company paid a cash fee of $385,000 and issued warrants to purchase 770,000 shares of its common stock at an exercise price of $0.625 per share expiring on February 4, 2018 to the placement agent.

Warrant Expiration

On January 31, 2013, warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share expired unexercised.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in internal control over financial reporting. Our management, in connection with its evaluation of internal controls (with the participation of our principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during our fourth fiscal quarter of 2012 that would have materially affected, or would have been reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors(1) and executive officers are:

Name	Age	Position

Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S. (2)	54	Chairman of the Board and Director (Class II)
Harry S. Palmin	43	President, Chief Executive Officer and Director (Class III)
J. Patrick Genn	56	Vice President of Investor Relations
Kimberly A. Hawkins	41	Vice President of Clinical Development
Christopher J. Pazoles, Ph.D.	62	Senior Vice President of Research and Development
Joanne M. Protano	44	Vice President, Chief Financial Officer and Treasurer
Jamey P. Weichert, Ph.D.	57	Chief Scientific Officer and Director (Class III)
Thomas Rockwell Mackie, Ph.D. (3)	58	Director (Class I)
James S. Manuso, Ph.D. (3)(2)	63	Director (Class I)
John Neis (4)(3)	57	Director (Class II)
John E. Niederhuber, M.D. (4)(2)	74	Director (Class I)
Howard M. Schneider (4)	69	Director (Class III)
Michael F. Tweedle, Ph.D. (3)	62	Director (Class II)

(1)	Our certificate of incorporation provides for the division of the Board into three classes, Class I, Class II and Class III, as nearly equal in size as possible with staggered three-year terms. At each annual meeting of our stockholders, the terms of one such class expires. The Class I directors were most recently re-elected in October 2012. Terms of the Class II directors expire at our 2013 annual meeting, or such later time at which their respective successors are duly elected and qualified.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the compensation committee.
(4)	Member of the audit committee.

Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Stephen A. Hill.  Dr. Hill was elected a director and chairman of the board of directors of Novelos in September 2007. Dr. Hill has served as CEO of Targacept Inc. (Nasdaq: TRGT) since December 2012. Dr. Hill was the President and CEO of 21CB, a nonprofit initiative of UPMC designed to provide the United States government with a domestic solution for its biodefense and infectious disease biologics portfolio, from March 2011 until December 2011.  Dr. Hill served as the President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. from April 2008 until its acquisition by Abbott Laboratories (NYSE: ABT) in 2010.  Prior to joining Solvay, Dr. Hill had served as ArQule's (Nasdaq: ARQL) President and Chief Executive Officer since April 1999.  Prior to his tenure at ArQule, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. from 1997 to 1999.  Dr. Hill joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom.  He held several senior positions at Roche, including Medical Director where he was responsible for clinical trials of compounds across a broad range of therapeutic areas, including CNS, HIV, cardiovascular, metabolic and oncology products.  Subsequently, he served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities.  Dr. Hill also was a member of Roche's Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards.  Prior to Roche, Dr. Hill served seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery.  Dr. Hill has served as the chairman of the board of directors of Audeo Oncology, Inc. since June 2012. Dr. Hill is a Fellow of the Royal College of Surgeons of England and holds his scientific and medical degrees from St. Catherine's College at Oxford University. Dr. Hill’s extensive experience in a broad range of senior management positions with companies in the life sciences sector make him a highly qualified member of our board of directors.

Harry S. Palmin.   Mr. Palmin has served as president and a director of Novelos since 1998 and as its chief executive officer since January 2005. From 1998 to September 2005, he served as our acting chief financial officer. From 1996 to 1998, he was a vice president at Lehman Brothers and from 1993 to 1996, he was an associate at Morgan Stanley. Mr. Palmin earned a B.A. in economics and business and a M.A. in international economics and finance from the International Business School at Brandeis University. He has also studied at the London School of Economics and the Copenhagen Business School. Mr. Palmin’s experience managing the funding and development of our product candidates for 15 years and his knowledge of capital markets are strong qualifications to serve on the Board.

J. Patrick Genn. Mr. Genn was appointed our vice president of investor relations in December 2011. He has 28 years of senior management experience in finance, banking and investment management. Mr. Genn was previously President of Continuum Investment Holdings, Inc. from 2006 through mid-2010 while serving on the board of directors of several biotech and technology companies including Cellectar, Inc. From 2001 through 2005, he was an advisor and consultant to several companies including Carmel Valley Ventures and Continuum Investment Partners. Mr. Genn held several senior management positions at Wells Fargo between 1987 and 2001. He was a member of the senior management team that launched its mortgage lending division in 1987 and its premier banking division in 1993. He was also a member of the core mergers and acquisitions integration team and managed private client services in San Diego, CA. Mr. Genn received a B.B.A. in Marketing and a M.S. in Product Management from the University of Wisconsin-Madison.

Kimberly A. Hawkins.  Ms. Hawkins has served as our vice president of clinical development since November 2010 and, prior to that, as our director of clinical development beginning in May 2006. She has worked for 19 years in the biopharmaceutical industry managing and overseeing clinical operations for multiple global Phase 1, 2 and 3 clinical studies. From 2001 to 2006, Ms. Hawkins was a senior manager in clinical development at Antigenics, Inc., (Nasdaq: AGEN) a cancer biotechnology company where she managed multiple Phase 1 and 2 studies. From 1994 to 2001 she was employed by Genzyme Corporation (Nasdaq: GENZ), Center for Clinical Research Practice, where she held the positions of clinical research associate, trainer of good clinical practice and study coordinator. From 1993 to 1994 she held the position of clinical research coordinator at Boston Medical Center. Ms. Hawkins has a B.S. degree in Human Physiology from Boston University and a Master’s Degree in Public Health from Boston University School of Public Health.

Christopher J. Pazoles.  Dr. Pazoles has served as our vice president of research and development since July 2005. He has 30 years of biopharmaceutical research and development and senior management experience. From May 2004 to June 2005, he held a senior research and development position at the Abbott Bioresearch Center, a division of Abbott Laboratories (NYSE: ABT). From October 2002 to January 2004, he served as chief operating officer and head of research and development at ALS Therapy Development Foundation. From 1994 to October 2002, Dr. Pazoles served as vice president of research for Phytera, Inc. From 1981 to 1994, he served as a researcher and senior manager with Pfizer. Dr. Pazoles holds a Ph.D. in microbiology from the University of Notre Dame.

Joanne M. Protano.  Ms. Protano was appointed our vice president, chief financial and accounting officer, and treasurer in December 2007. She has more than 20 years of finance and senior management experience. She previously held the position of Senior Director of Finance and Controller of Novelos from June 2006 to December 2007. From 1996 to 2006, she held various management and senior management positions with Ascential Software, Inc. and predecessor companies including Assistant Controller, Reporting for Ascential Software, Vice President and Chief Financial Officer for the Ascential Software Division of Informix Software, Inc. and Corporate Controller of Ardent Software, Inc. Prior to her tenure in the technology industry, from 1990 to 1996 she was employed by Deloitte and Touche LLP as an audit manager, serving technology and healthcare clients. Ms. Protano received a B.S. in business administration from Bryant College.

Jamey P. Weichert.  Dr. Weichert was the primary founder of Cellectar and served as Cellectar’s Chairman and Chief Scientific Officer beginning in 2002. He was appointed as the Chief Scientific Officer and a director of Novelos at the time of the Acquisition. Dr. Weichert is an Associate Professor of the Departments of Radiology, Medical Physics, Pharmaceutics and member of the Comprehensive Cancer Center at the University of Wisconsin, Madison. He has a bachelor’s degree in chemistry from the University of Minnesota and a doctorate in medicinal chemistry from U. Mich. His research interests include the design, synthesis and evaluation of biomimetic CT and MRI imaging agents and diapeutic radiopharmaceuticals. He has been involved in molecularly targeted imaging agent development his entire professional career and has developed or co-developed several imaging agents nearing clinical trial status. Dr. Weichert serves or has served on the editorial boards of numerous scientific journals and has authored more than 40 peer reviewed publications and 150 abstracts. He also has 20 issued or pending patents related to drug delivery, imaging and contrast agent development. Dr. Weichert’s experience founding and managing the development of our Cellectar product candidates and his knowledge of radiation technology are strong qualifications to serve on the Board.

Thomas Rockwell Mackie.   Dr. Mackie became a director of Novelos at the time of Novelos’s 2011 business combination with Cellectar, Inc. (the Acquisition). He had served as a director of Cellectar since December 2006. In 1997, he co-founded TomoTherapy Incorporated , a maker of advanced radiation therapy solutions for the treatment of cancer and other diseases and served as Chairman of its board of directors from 1999 until its acquisition by Accuray Incorporated (Nasdaq: ARAY) in June 2011. Dr. Mackie also served as President of TomoTherapy Inc. from 1997 until 1999 and as Treasurer from 1997 until 2000. From 2010 to the present, he has served as the Director, Medical Device Focus Area of the Morgridge Institute for Research at the University of Wisconsin, Madison and, since 1987, Dr. Mackie has been a professor in the departments of Medical Physics and Human Oncology at the University of Wisconsin, where he established the TomoTherapy research program. Dr. Mackie also co-founded Geometrics Corporation (now merged with ADAC Corp.), which developed a radiotherapy treatment planning system. Dr. Mackie currently serves as a director of Shine Medical Technologies and Bioionix Inc. and served on the management committee of Wisconsin Investment Partners from 2006 to 2009. Dr. Mackie has a B.Sc. in Physics from the University of Saskatchewan and a Ph.D. in Physics from the University of Alberta in Edmonton. Dr. Mackie’s qualifications to serve on the Board include his extensive senior management experience with radiation technology companies.

James S. Manuso.  Dr. Manuso has served as a director of Novelos since August 2007. Since January 2005, Dr. Manuso has served as Chairman and Chief Executive Officer of Astex Pharmaceuticals, Inc. (Nasdaq: ASTX) (f/k/a SuperGen, Inc.), served as President of SuperGen from January 2005 through July 2011 and has served as a director of SuperGen since February 2001. Dr. Manuso is co-founder and former president and chief executive officer of Galenica Pharmaceuticals, Inc. Dr. Manuso co-founded and, from 1998 to 2002, was general partner of PrimeTech Partners, a biotechnology venture management partnership, and Managing General Partner of The Channel Group LLC, an international life sciences corporate advisory firm. He was also president of Manuso, Alexander & Associates, Inc., management consultants and financial advisors to pharmaceutical and biotechnology companies. Dr. Manuso was a vice president and Director of Health Care Planning and Development for The Equitable Companies (now Group Axa), where he also served as Acting Medical Director. He currently serves on the board of directors of the Biotechnology Industry Organization (BIO) and its Health Section Governing Board and serves on the board of privately-held KineMed, Inc. He previously served on the boards of Merrion Pharmaceuticals Ltd. (Dublin, Ireland), Inflazyme Pharmaceuticals, Inc. (Vancouver, Canada), Symbiontics, Inc., (ZyStor, Inc., sold to BioMarin), Quark Biotech, Inc., Galenica Pharmaceuticals, Inc., Supratek Pharma, Inc., and EuroGen, Ltd. (London, UK). Dr. Manuso earned a B.A. in economics and chemistry from New York University, a Ph.D. in experimental psychophysiology from the Graduate Faculty of The New School University, a certificate in health systems management from Harvard Business School, and an executive M.B.A. from Columbia Business School. Dr. Manuso’s experience founding, leading and serving as a director for pharmaceutical companies makes him a highly qualified member of the Board.

John Neis.  Mr. Neis became a director of Novelos at the time of the Acquisition. He had served as director of Cellectar since February 2008. Mr. Neis has been Managing Director of Venture Investors LLC since 1986 and heads the firm’s Healthcare practice. He has over 23 years’ experience in the venture capital industry and has served on the Board of Directors of numerous companies from formation through initial public offering or sale. Mr. Neis currently serves on the boards of directors of Virent, Inc., Deltanoid Pharmaceuticals, Inc., and Inviragen, Inc. He is a former member of the Boards of Directors of several firms including TomoTherapy, Third Wave Technologies (acquired by Hologic) and NimbleGen Systems (acquired by Roche). Mr. Neis was appointed to the Board of the Wisconsin Technology Council and the Wisconsin Growth Capital Coalition. He also serves on the advisory boards for the Business School, the Weinert Applied Ventures Program and Tandem Press at the University of Wisconsin - Madison. Mr. Neis has a B.S. in Finance from the University of Utah, and a M.S. in Marketing and Finance from the University of Wisconsin, Madison. He is a Chartered Financial Analyst. Mr. Neis’ extensive experience leading emerging companies makes him a highly qualified member of the Board.

John E. Niederhuber. Dr. Niederhuber became a director of Novelos at the time of the Acquisition. From August 2010 to the present, Dr. Niederhuber has served as executive vice president of Inova Health System and chief executive officer of the Inova Translational Medicine Institute. Since July 2011, he has been an adjunct Professor of Oncology at the Johns Hopkins University School of Medicine and Deputy Director of The Johns Hopkins Clinical Research Network. Since August 2010, Dr. Niederhuber has served as a Director on the Emergent Biosolutions Board. Dr. Niederhuber served as Director of the National Cancer Institute (NCI) from 2005 to 2010. He has also served as NCI's Chief Operating Officer and Deputy Director for Translational and Clinical Sciences. Dr. Niederhuber served as Chair of the National Cancer Advisory Board (NCAB) from 2002 to 2004. In addition to his management and advisory roles, Dr. Niederhuber has remained involved in research, through his laboratory on the National Institutes of Health (NIH) campus. Under his leadership, the Tumor and Stem Cell Biology Section, which is a part of the Cell and Cancer Biology Branch of NCI's Center for Cancer Research, is studying tissue stem cells as the cell-of-origin for cancer. Dr. Niederhuber also holds a clinical appointment on the NIH Clinical Center Medical Staff. As a surgeon, Dr. Niederhuber's clinical emphasis is on gastrointestinal cancer, hepatobiliary (liver, bile duct, and gall bladder) cancer, and breast cancer. He is recognized for his pioneering work in hepatic artery infusion chemotherapy and was the first to demonstrate the feasibility of totally implantable vascular access devices. Dr. Niederhuber is a graduate of Bethany College in West Virginia and the Ohio State University School of Medicine. He was an NIH Academic Trainee in Surgery at the University of Michigan from 1969 to 1970 and was a Visiting Fellow in the Division of Immunology at The Karolinska Institute in Stockholm, Sweden from 1970 to 1971. He completed his training in surgery at the University of Michigan in 1973 and was a member of the faculty of the University of Michigan from 1973 to 1987, being promoted to Professor of Microbiology/Immunology and Professor of Surgery in 1980. During 1986 and 1987, he was Visiting Professor in the Department of Molecular Biology and Genetics at The Johns Hopkins University School of Medicine in Baltimore, MD. Dr. Niederhuber’s qualifications to serve on the Board include his extensive experience with cancer research.

Howard M. Schneider.  Mr. Schneider has served as a director of Novelos since February 2005. Mr. Schneider is currently retired. From January to December 2003, he served as chief executive officer of Metrosoft, Inc., and had been an advisor to such company from July to December 2002. From May 2000 to May 2001, he served as president of Wofex Brokerage, Inc. and from 1965 to 1999, he served as an executive at Bankers Trust Company holding a variety of positions in the commercial banking and investment banking businesses. Mr. Schneider received a B.A. in economics from Harvard College and a M.B.A. from New York University. Mr. Schneider’s extensive senior management experience in the financial sector makes him a highly qualified member of our board of directors.

Michael F. Tweedle.    Dr. Tweedle became a director of Novelos at the time of the Acquisition. Since May 2009 he has served as Professor and Stefanie Spielman Chair in Cancer Imaging in Radiology and the James Comprehensive Cancer Center of Ohio State University, Director of the Wright Center Molecular Imaging (MI) Agents Laboratory of Ohio State University, and since May 2010, has had an adjunct appointment in the Chemistry Department of Ohio State University. Prior to joining Ohio State University, his academic appointments included Adjunct Associate Professor at University of Pennsylvania and the Science Advisory Board of New York University. Dr. Tweedle was the President of Bracco Research USA Inc. from 1995 to 2009 where he was the lead scientist and chief executive for creation of new molecular imaging pharmaceuticals. His industrial experience in drug discovery research also includes appointments at the Diagnostics Drug Discovery Division at Bristol-Myers Squibb, New England Nuclear, NEN/DuPont Pharmaceuticals, and The Squibb Institute for Medical Research. He has invented and led translational development of diagnostic imaging pharmaceuticals for nuclear medicine, one of the first gadolinium-based MRI agents (ProHance TM), X ray, Optical and US agents, and a radiotheranostic. In 2005 he won the Harry Fisher Medal. Dr. Tweedle holds a B.A from Knox College and a Ph.D. from Rice University and was a Stanford University NRS Fellow. Dr. Tweedle’s qualifications to serve on the Board of directors include his extensive experience with radiation and cancer research and drug discovery.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.novelos.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

Summary Compensation: The following table sets forth certain information about the compensation we paid or accrued with respect to our principal executive officer and our two most highly compensated executive officers (other than our chief executive officer) who served as executive officers during the year ended December 31, 2012 and whose annual compensation exceeded $100,000 for that year.

Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $10,000 for each person listed.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All other compensation ($)	Total ($)

Harry S. Palmin (2)(3)	2012	$275,400	$0	$209,069	$0	$484,469
President, Chief Executive Officer	2011	$270,000	$0	$917,570	$0	$1,187,570

Christopher J. Pazoles (2)	2012	$255,000	$0	$77,163	$0	$332,163
Senior Vice President of Research and Development	2011	$246,250	$0	$271,470	$0	$517,720

J. Patrick Genn (2)(4)	2012	$195,840	$0	$92,595	$0	$288,435
Vice President, Investor Relations	2011	$128,000	$0	$203,603	$12,555	$344,158

(1)	The amounts shown in this column represent the aggregate grant date fair value of each stock award, without regard to the portion of the award that vested during the respective year and was estimated on the grant date using the Black-Scholes option-pricing model and the following ranges of assumptions: volatility ranging from 109% -115%; risk-free interest rates ranging from 0.915% – 2.175%; expected life of 6 - 6.25 years and a dividend yield of 0%.
(2)	Effective January 1, 2013, Mr. Palmin’s annual salary was increased to $300,000, Dr. Pazoles’ annual salary was increased to $265,200 and Mr. Genn’s salary was increased to $203,674.
(3)	The aggregate grant-date fair value for option awards granted to Mr. Palmin during 2011 excludes $772,305 related to performance-based awards because the awards were forfeited during 2012 when the milestones were not met. The aggregate grant-date fair value of option awards granted to Mr. Palmin during 2012 excludes $98,456 related to performance-based awards because the awards were forfeited in January 2013 when the milestones were not met.
(4)	Other compensation paid to Mr. Genn during 2011 represents consulting fees paid for investor relations services prior to his employment with the Company, which commenced in May 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding stock options held as of December 31, 2012 by the executive officers named in the summary compensation table. There were no option grants during 2010.

	Individual Grants
Name	Year of Grant		Number of securities underlying unexercised options (# exercisable)	Number of securities underlying unexercised options (# unexercisable)	Exercise or base price ($/share)	Expiration date

Harry S. Palmin	2012	(1)	—	335,100	$0.75	12/14/2022
	2012	(2)	—	167,550	0.75	12/14/2022
	2011	(1)	83,775	251,325	0.45	12/16/2021
	2011	(1)	171,325	418,875	1.40	5/18/2021
	2009	(3)	1,633	—	114.75	12/8/2019
	2008	(4)	2,614	—	65.79	12/15/2018
	2007	(4)	1,307	—	69.00	12/17/2017
	2006	(4)	980	—	139.23	12/11/2016
	2005	(5)	1,633	—	1.53	1/31/2015
	2005	(5)	980	—	1.53	3/31/2015
	2004	(6)	2,156	—	1.53	4/1/2014
	2003	(7)	46	—	107.10	8/1/2013

Christopher J. Pazoles	2012	(3)	—	125,000	$0.75	12/14/2022
	2011	(3)	33,333	66,667	0.45	12/16/2021
	2011	(3)	99,999	100,001	1.40	5/18/2021
	2009	(3)	1,307	—	114.75	12/8/2019
	2008	(4)	1,307	—	65.79	12/15/2018
	2007	(4)	816	—	69.00	12/17/2017
	2006	(4)	653	—	139.23	12/11/2016
	2005	(8)	654	—	1.53	4/8/2015

J. Patrick Genn	2012	(3)	—	150,000	$0.75	12/14/2022
	2011	(3)	24,999	50,001	0.45	12/16/2021
	2011	(3)	74,999	75,001	1.40	5/18/2021

(1)	These shares vest quarterly in increments of one-sixteenth over four years from the date of grant. The exercise price equals the closing price on the date of grant.
(2)	These shares vest based on the achievement of specified milestones.
(3)	These shares vest quarterly in increments of one-twelfth over three years from the date of grant. The exercise price equals the closing price on the date of grant.
(4)	These shares vest annually in increments of one-third over three years from the date of grant. The exercise price equals the closing price on the date of grant.
(5)	These shares initially vested over a two-year period. Pursuant to their terms, the shares fully vested upon the completion of a non-bridge loan financing, which occurred in the second quarter of 2005. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.
(6)	These shares initially vested one-third upon grant and one-third annually over the following two years. Pursuant to their terms, one additional year of vesting occurred upon the completion of a non-bridge loan financing, which occurred in the second quarter of 2005. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.
(7)	These shares vest annually in increments of one-third over three years from the date of grant. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.
(8)	These shares vested in increments of one-fourth every six months over two years from the date of grant. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.

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

Director Compensation

Summary Compensation:   The following table sets forth certain information about the compensation we paid or accrued with respect to our directors who served during the year ended December 31, 2012.

Name and Principal Position	Year	Director Fees ($) (2)	Option Awards ($) (3)	All other compensation ($)	Total ($)

Stephen A. Hill, Chairman (1)	2012	$46,750	$45,773	$—	$92,523
T. Rockwell Mackie (1)	2012	30,250	30,515	—	60,765
James S. Manuso, Director (1)	2012	26,750	30,515	—	57,265
John Neis, Director (1)	2012	28,250	30,515	—	58,765
John E. Niederhuber, Director (1)	2012	28,250	30,515	—	58,765
Howard M. Schneider, Director (1)	2012	37,500	30,515	—	68,015
Michael F. Tweedle, Director (1)	2012	25,250	30,515	—	55,765

(1)	As of December 31, 2012, outstanding options to purchase common stock held by directors were as follows: Dr. Hill 302,285; Dr. Mackie 200,000; Dr. Manuso 201,958; Mr. Neis 200,000; Dr. Niederhuber 200,000; Mr. Schneider 201,629; Dr. Tweedle 200,000.
(2)	Director fees include all fees earned for director services including quarterly fees, meeting fees and committee chairman fees.
(3)	The amounts shown in this column represent the aggregate grant-date fair value of the stock awards during the year, without regard to the portion of the award that vested during the respective year and was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 109%; a risk-free interest rate of 0.915%; expected life of 5.75 years and a dividend yield of 0%.

During 2012, we paid our non-employee directors a cash fee of $5,000 per quarter.  The non-employee directors also received a fee of $1,500 for any board or committee meeting attended and $750 for each telephonic board or committee meeting in which the director participated.  We also paid our chairman an additional annual fee in the amount of $15,000, our non-employee director who serves as the chair of the audit committee an additional annual fee of $10,000 and our non-employee directors who served as the chairman of the compensation and the nominating and corporate governance committees an additional annual fee of $5,000.  We reimbursed directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings and undertaking certain matters on our behalf.  Directors who are our employees do not receive separate fees for their services as directors.  There has been no change to cash fees payable to non-employee directors for 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At the close of business on March 25, 2013, there were 57,397,997 shares of our common stock outstanding. The following table provides information regarding beneficial ownership of our common stock as of March 25, 2013:

•	Each person known by us to be the beneficial owner of more than five percent of our common stock;
•	Each of our directors;
•	Each executive officer named in the summary compensation table; and
•	All of our current directors and executive officers as a group.

The address of each executive officer and director is c/o Novelos Therapeutics, Inc., One Gateway Center, Suite 504, Newton, Massachusetts 02458. The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. In these cases, the information with respect to voting and investment power has been provided to us by the security holder. The identification of natural persons having voting or investment power over securities held by a beneficial owner listed in the table below does not constitute an admission of beneficial ownership of any such natural person. Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options or warrants that are exercisable within 60 days of March 25, 2013.

Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percentage

Venture Investors LLC (1) University Technology Park 505 S. Rosa Road; Suite 201 Madison, Wisconsin 53719	7,274,308	5,157,500	12,431,808	19.9

Greenway Properties Inc. (2) 725 Heartland Trail, Suite 102 Madison, Wisconsin 53707	5,300,000	4,900,000	10,200,000	16.4

Renova Industries Ltd. (3) 2nd Terrace West Centreville; P.O. Box N-7755 Nassau, Bahamas	4,000,000	4,000,000	8,000,000	13.0

CLS Capital Holdings Limited (4) Bordeaux Court, Les Echelons St. Peter Port, Guernsey, GY13DR Channel Islands	3,819,201	3,583,334	7,402,535	12.1

Sabby Management, LLC (5) 10 Mountainview Road, Suite 205 Upper Saddle River, NJ 07458	4,062,400	1,857,000	5,919,400	9.99

Deerfield Capital Management LLC (6) 250 Park Avenue New York, New York 10177	1,938,595	4,217,000	6,155,595	9.99

Jamey P. Weichert (7) c/o Novelos Therapeutics, Inc. 3301 Agriculture Drive Madison, Wisconsin 53716	4,706,730	129,415	4,836,145	8.4

Fidelity Management and Research Co. (8) 82 Devonshire Street Boston, Massachusetts 02109	2,500,000	2,500,000	5,000,000	8.3

Harry S. Palmin	3,576	392,110	395,686	*
Christopher J. Pazoles	-	190,152	190,152	*
J. Patrick Genn (9)	70,653	185,414	256,067	*
Stephen A. Hill	-	208,535	208,535	*
Thomas Rockwell Mackie	116,121	137,500	253,621	*
James S. Manuso	-	139,458	139,458	*
John Neis (1)	7,274,308	5,157,500	12,431,808	19.9
John E. Niederhuber	-	137,500	137,500	*
Howard M. Schneider	653	139,129	139,782	*
Michael F. Tweedle	-	137,500	137,500	*
All directors and officers as a group (13 persons)	12,172,041	7,239,220	19,411,261	30.0

(1)	Ownership consists of shares of common stock held by Venture Investors Early Stage Fund IV Limited Partnership and Advantage Capital Wisconsin Partners I, Limited Partnership. VIESF IV GP LLC is the general partner of Venture Investors Early Stage Fund IV Limited Partnership and Venture Investors LLC is the submanager and special limited partner of Advantage Capital Wisconsin Partners I, Limited Partnership. The investment decisions of VIESF IV GP LLC and Venture Investors LLC are made collectively by six managers, including Mr. Neis. Each such manager and Mr. Neis disclaim such beneficial ownership except to the extent of his pecuniary interest therein. The address of Mr. Neis is c/o Venture Investors LLC, 505 South Rosa Road, #201, Madison, Wisconsin 53719. Shares in the “Right to Acquire” column consist of warrants held by Venture Investors Early Stage Fund IV Limited to purchase 5,020,000 shares common stock at exercise prices ranging from $0.50 to $1.25 per share expiring between February 20, 2014 and February 20, 2018. Shares in the “Right to Acquire” column also include options to purchase 137,500 shares of common stock at exercise prices ranging from $0.45 to $1.40 per share, issued to Mr. Neis.

(2)	Shares in the “Outstanding” column include shares held by Jeffery Straubel. Jeffrey Straubel is the President and principal owner of Greenway Properties, Inc. and has sole dispositive and voting power over shares held by Greenway Properties, Inc. Shares in the “Right to Acquire” column consist of warrants to purchase shares common stock at exercise prices ranging from $0.50 to 1.25 per share expiring between February 20, 2014 and February 20, 2018.

(3)	Dispositive and voting power for the shares is held by a majority vote of the board of directors of Renova Industries, Ltd. consisting of Carl Stadelhofer, Marco Montanari, and Oliver Chaponnier. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.50 to $1.25 per share expiring between February 20, 2014 and February 20, 2018.

(4)	Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.60 to $1.25 per share expiring between December 6, 2016 and June 13, 2017. Interlock Director Ltd. has sole dispositive and voting power over shares held by CLS Capital Holdings Limited. Interlock Director Ltd. exercises such power through Michael Kupenga and a combination of two directors of Virtus Directors Limited. The Virtus directors consist of the following individuals: David Allison, Roderick Arthur, Nicholas Moss, Trevor Pinchemain, Stephen Kirk, Grada Hek, Martin LePage, Lesley Pinchemain, Cerisse Fisher, Pierre Renier and Jonathan Seymour.

(5)	Shares in the “Outstanding” column consist of shares held by Sabby Healthcare Volatility Master Fund. Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.50 per share to $1.25 per share expiring between February 20, 2014 and February 20, 2018. The warrants beneficially owned by Sabby Management LLC provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 9.99% of our outstanding common stock, provided, however that this limitation may be revoked by the stockholder upon 61 days prior notice to us. As such, warrants to purchase 4,268,000 shares of common stock have been omitted from the shares in the “Right to Acquire” column of this table as a result of these provisions. Sabby Management, LLC shares voting and investment power with respect to these shares on behalf of this stockholder. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of this stockholder. Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities owned except to the extent of their pecuniary interest therein. Except as described herein, none of the selling stockholders has had, within the past three years, any position, office or other material relationship with the Company or any of our predecessors or affiliates.

(6)	Shares in the “Outstanding” column consist of shares held by Deerfield Special Situations International Master Fund L.P. and Deerfield Special Situations Fund L.P. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.50 per share to $1.25 per share expiring between February 20, 2014 and February 20, 2018. The warrants beneficially owned by Deerfield Capital Management LLC provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 9.99% of our outstanding common stock, provided, however that this limitation may be revoked by the stockholder upon 61 days prior notice to us. As such, warrants to purchase 8,000 shares of common stock have been omitted from the shares in the “Right to Acquire” column of this table as a result of these provisions. Dispositive and voting power for the shares is held by James E. Flynn.

(7)	Dr. Weichert serves as a director and our Chief Scientific Officer. The shares beneficially owned by him have been included in the total of directors and officers as a group.

(8)	Consists of shares held by Fidelity Select Portfolios: Biotechnology Portfolio and Fidelity Advisor Series VII: Fidelity Advisor. Dispositive and voting power for the shares is held by the Fidelity Funds Board of Trustees. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at $0.60 per share expiring on December 6, 2016.

(9)	Shares in the “Right to Acquire” column include warrants to purchase 41,667 shares of common stock at $0.60 per share, expiring on December 6, 2016.

Equity compensation plans

The following table provides information as of December 31, 2012 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

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

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	6,329,050	$1.37	3,669,562

Equity compensation plans not approved by stockholders	110,138	$10.16	0

Total
	6,439,188	$1.52	3,669,562

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.  When such transactions arise, they are referred to the Audit Committee for consideration or for referral to the Board of Directors for its consideration.

One of our directors, John Neis, is a managing director of Venture Investors LLC, which beneficially owns approximately 20% of our common stock.

Jamey Weichert, our Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (U. Wisc.).  During the year ended December 31, 2012, the Company made contributions to UW totaling $269,000 for use towards unrestricted research activities and paid UW of approximately $349,000 for costs associated with clinical trial and other research agreements. The Company made contributions to the UW of $206,500 for use towards unrestricted research activities during the year ended December 31, 2011.

Legacy Compounds – Transactions and Litigation

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia. In June 2000, Novelos acquired commercial rights from the Russian company (ZAO BAM) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (FDA) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. The principal equity owner of ZAO BAM, Mark Balazovsky, was a founder of Novelos and served as a director until November 2006. Pursuant to the April 2005 royalty and technology transfer agreement, Novelos is required to pay ZAO BAM royalties equal to 1.2% of net sales of oxidized glutathione products and $2,000,000 for each new oxidized glutathione drug following FDA approval of such drug. In the absence of royalty payments, Novelos is required to pay ZAO BAM 3% of all license revenues plus 9% of the amount by which Novelos’ license revenues exceed its total expenses. In 2008, Novelos paid $15,000 to ZAO BAM representing 3% of payment under a foreign license agreement. Novelos is also obligated to pay Oxford Group, Ltd., or its assignees, a royalty in the amount of 0.8% of our net sales of oxidized glutathione-based products. Simyon Palmin, a founder of Novelos, a director until August 15, 2008 and the father of Harry Palmin, is president of Oxford Group. At this time, Novelos does not expect to devote any substantial resources to the further development of its oxidized glutathione compounds.

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

Item 14.	Principal Accounting Fees and Services.

Aggregate fees for professional services rendered by our principal accountant for the following years were:

	2012	2011
Audit	$158,940	$260,277
Audit Related	—	—
Tax	12,300	16,094
All Other	—	—

Total	$171,240	$276,371

Audit Fees: Audit fees were for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings. Note that the 2012 and 2011 amounts include approximately $55,400 and $58,000, respectively, in fees associated with work performed in connection with registration statements. The 2011 audit fees also include the fees associated with audit of the Cellectar financial statements for the year ended December 31, 2010, the review of the 2010 Cellectar quarterly financial statements and the review of the quarterly financial statements of Cellectar for the three months ended March 31, 2011.

Audit-Related Fees: Audit-related fees include fees for assurance and related services by the principal accountant that are reasonably related to the performance of audit and reviews but that are not included under “Audit Fees” above. No such services were provided.

Tax Fees: Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning and mergers and acquisitions.

All Other Fees: All other fees include assistance with miscellaneous reporting requirements and interpretation of technical issues. No such services were provided.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit and non-audit services before we engage GT to provide those services.

Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage GT to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by GT for 2012 or 2011 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.	Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Employment Agreement with Harry S. Palmin dated January 31, 2006 *		8-K	February 6, 2006	99.1

10.2	Second Amendment to Employment Agreement between the Company and Harry Palmin *		8-K	June 1, 2011	10.1

10.3	2000 Stock Option and Incentive Plan *		SB-2	November 16, 2005	10.2

10.4	Form of 2004 non-plan non-qualified stock option *		SB-2	November 16, 2005	10.3

10.5	Form of non-plan non-qualified stock option used from February to May 2005 *		SB-2	November 16, 2005	10.4

10.6	Form of non-plan non-qualified stock option used after May 2005 *		SB-2	November 16, 2005	10.5

10.7	Consideration and new technology agreement dated April 1, 2005 with ZAO BAM		10-QSB	August 15, 2005	10.2

10.8	2006 Stock Incentive Plan, as amended *		8-K	October 26, 2012	10.1

10.9	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.1

10.10	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.2

10.11	Form of Common Stock Purchase Warrant dated May 2, 2007 issued pursuant to the Agreement to Exchange and Consent dated May 2, 2007		10-QSB	May 8, 2007	4.2

10.12	Collaboration Agreement dated February 11, 2009**		10-K	March 30, 2009	10.39

10.13	Common Stock Purchase Warrant dated February 11, 2009		8-K	February 18, 2009	4.2

10.14	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010		S-1A	July 7, 2010	10.53

10.15	Form of Common Stock Purchase Warrant dated April 8, 2011		8-K	April 11, 2011	4.3

10.16	Securities Purchase Agreement dated April 8, 2011		8-K	April 11, 2011	10.1

10.17	Placement Agency Agreement dated April 1, 2011		8-K	April 11, 2011	99.1

10.18	License Agreement between Cellectar, LLC and the Regents of the University of Michigan dated September 14, 2003, as amended through June 2010		S-1	July 1, 2011	10.31

10.19	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended to date		S-1	July 1, 2011	10.32

10.20	Loan Agreement between the Wisconsin Department of Commerce and Cellectar, Inc. dated September 15, 2010		S-1	July 1, 2011	10.33

10.21	General Business Security Agreement dated September 15, 2010		S-1	July 1, 2011	10.34

10.22	Form of Warrant dated December 6, 2011		S-1/A	November 9, 2011	4.2

10.23	Placement Agent Agreement dated April 9, 2012 between the Company and Rodman and Renshaw, LLC		S-1	April 9, 2012	10.31

10.24	Securities Purchase Agreement dated June 7, 2012		8-K	June 11, 2012	10.1

10.25	Amendment Agreement dated May 11. 2012 between the Company and Rodman and Renshaw, LLC		S-1/A	May 14, 2012	10.33

10.26	Form of Common Stock Purchase Warrant dated June 13, 2012		8-K	June 11, 2012	4.1

10.27	Form of Amendment to Class B Stock Purchase Warrant		8-K	September 12, 2012	10.1

10.28	Securities Purchase Agreement between the Company and Renova Industries Ltd.		10-Q	November 6, 2012	10.2

10.29	Form of Securities Purchase Agreement		8-K	February 14, 2013	10.1

10.30	Form of Common Stock Purchase Warrant		8-K	February 14, 2013	4.1

10.31	Amendment and restated Placement Agent Agreement dated January 8, 0213 between the Company and Burrill LLC		S-1/A	January 31, 2013	10.37

21.1	List of Subsidiaries	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

* Management contract or compensatory plan or arrangement.

** Portions of this exhibit have been omitted pursuant to a confidential treatment order.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELOS THERAPEUTICS, INC.

By:	/s/ Harry S. Palmin
Harry S. Palmin
Title: President, Chief Executive Officer

Date:	March 28, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harry S. Palmin
Harry S. Palmin
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 28, 2013

By:	/s/ Joanne M. Protano
Joanne M. Protano
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 28, 2013

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Chairman of the Board of Directors

Date:	March 28, 2013

By:	/s/ Thomas Rockwell Mackie
Thomas Rockwell Mackie
Title: Director

Date:	March 28, 2013

By:	/s/ James S. Manuso
James S. Manuso
Title: Director

Date:	March 28, 2013

By:	/s/ John Neis
John Neis
Title: Director

Date:	March 28, 2013

By:	/s/ John E. Niederhuber
John E. Niederhuber
Title: Director

Date:	March 28, 2013

By:	/s/ Howard M. Schneider
Howard M. Schneider
Title: Director

Date:	March 28, 2013

By:	/s/ Michael F. Tweedle
Michael F. Tweedle
Title: Director

Date:	March 28, 2013

By:	/s/ Jamey P. Weichert
Jamey P. Weichert
Title: Chief Scientific Officer and Director

Date:	March 28, 2013