Form 10-Q
period 2013-06-30
NOVELOS THERAPEUTICS, INC.
filed 2013-08-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 57,397,997 shares of common stock, $0.00001 par value per share, as of August 9, 2013.

NOVELOS THERAPEUTICS, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 NOVELOS THERAPEUTICS, INC.

(a Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,828,253	$4,677,545
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	147,369	327,393
Deferred financing costs	—	70,539
Total current assets	6,030,622	5,130,477
RESTRICTED CASH	1,878,232	2,000,000
FIXED ASSETS, NET	2,513,499	2,645,003
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	27,222	27,222
TOTAL ASSETS	$12,125,037	$11,478,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,021,474	$716,990
Derivative liability	5,066,920	13,304
Capital lease obligations, current portion	2,482	2,397
Total current liabilities	6,090,876	732,691
LONG-TERM LIABILITIES:
Notes payable	450,000	450,000
Deferred rent	139,795	135,404
Capital lease obligations, net of current portion	431	1,694
Total long-term liabilities	590,226	587,098
TOTAL LIABILITIES	6,681,102	1,319,789
CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 57,397,997 and 46,397,997 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	574	464
Additional paid-in capital	51,239,102	50,435,311
Deficit accumulated during the development stage	(45,795,741)	(40,277,400)
Total stockholders’ equity	5,443,935	10,158,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,125,037	$11,478,164

The accompanying notes are an integral part of these financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Development- Stage Period from November 7, 2002 (date of inception) through June 30,
	2013	2012	2013	2012	2013

COSTS AND EXPENSES:
Research and development	$1,648,838	$1,314,623	$3,239,450	$2,642,937	$29,167,175
General and administrative	1,073,749	896,881	2,195,452	1,894,552	15,490,162
Merger costs	—	—	—	—	799,133
Total costs and expenses	2,722,587	2,211,504	5,434,902	4,537,489	45,456,470

LOSS FROM OPERATIONS	(2,722,587)	(2,211,504)	(5,434,902)	(4,537,489)	(45,456,470)

OTHER INCOME (EXPENSE):
Grant income	—	—	—	—	244,479
Gain (loss) on revaluation of derivative warrants	660,341	(17,234)	666,384	(46,080)	620,372
Loss on issuance of derivative warrants	—	—	(744,957)	—	(744,957)
Interest expense, net	(2,216)	(2,073)	(4,866)	(4,145)	(460,326)
Other income	—	—	—	—	1,161
Total other income (expense), net	658,125	(19,307)	(83,439)	(50,225)	(339,271)
NET LOSS	(2,064,462)	(2,230,811)	(5,518,341)	(4,587,714)	(45,795,741)
DEEMED DIVIDEND ON WARRANTS	—	—	—	—	(543,359)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,064,462)	$(2,230,811)	$(5,518,341)	$(4,587,714)	$(46,339,100)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.04)	$(0.06)	$(0.10)	$(0.12)	$(2.91)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	57,397,997	38,598,586	54,359,323	37,754,402	15,917,857

The accompanying notes are an integral part of these financial statements.

NOVELOS THERAPEUTICS, INC.

(a Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		Cumulative Development- Stage Period from November 7, 2002 through June 30,
	2013	2012	2013
Net loss	$(5,518,341)	$(4,587,714)	$(45,795,741)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	219,968	266,077	3,133,259
Stock-based compensation	803,791	823,475	5,161,961
Intrinsic value of beneficial conversion feature associated with convertible debt	—	—	471,765
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	—	19,671
Loss on disposal of fixed assets	4,513	—	40,990
(Gain) loss on revaluation of derivative warrants	(666,384)	46,080	(620,372)
Loss on issuance of derivative warrants	744,957	—	744,957
Changes in:
Prepaid expenses and other current assets	180,024	115,977	(131,199)
Accounts payable and accrued liabilities	304,484	129,831	641,345
Accrued interest	—	—	463,722
Deferred rent	4,391	5,974	139,795
Cash used in operating activities	(3,922,597)	(3,200,300)	(35,640,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	—	905,649
Purchases of fixed assets	(92,977)	(29,140)	(5,677,260)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	121,768	—	(1,933,232)
Payment for intangible assets	—	—	(19,671)
Cash provided by (used in) investing activities	28,791	(29,140)	(6,717,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	2,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	—	—	(1,227,944)
Payments on capital lease obligations	(1,178)	(1,098)	(8,061)
Proceeds from issuance of common stock, net of issuance costs	4,975,153	4,870,978	43,688,181
Proceeds from exercise of warrants	—	—	1,338,300
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	—	—	(145)
Change in deferred financing costs	70,539	—	28,500
Cash provided by financing activities	5,044,514	4,869,880	48,186,094
INCREASE IN CASH AND EQUIVALENTS	1,150,708	1,640,440	5,828,253
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,677,545	5,505,960	—
CASH AND EQUIVALENTS AT END OF PERIOD	$5,828,253	$7,146,400	$5,828,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fair value of warrants classified as derivative liability	$5,720,000	$—	$5,720,000
Interest paid	$—	$43,855	$208,689
Fair value of derivative warrants reclassified to equity upon cashless exercise	$—	$—	$92,194
Issuance of common stock in connection with the conversion of notes payable and $463,722 in accrued interest	$—	$—	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$—	$—	$78,408
Fair value of liabilities assumed in exchange for securities in a business combination	$—	$—	$(439,616)
Goodwill resulting from business combination	$—	$—	$1,675,462

The accompanying notes are an integral part of these financial statements.

  NOVELOS THERAPEUTICS, INC.

(a Development-Stage Company)

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $45,795,741 at June 30, 2013. During the six months ended June 30, 2013, the Company generated a net loss of $5,518,341 and the Company expects that it will continue to generate operating losses for the foreseeable future. The Company believes that its cash balance at June 30, 2013 is adequate to fund operations at budgeted levels through the end of 2013. The cash balance at June 30, 2013 excludes approximately $1,878,000 contractually designated for use towards the $3,000,000 estimated cost of construction of an in-house manufacturing facility for the Company’s LIGHT compound. As an alternative to this project, the Company is undertaking a transfer of the LIGHT manufacturing process to a contract manufacturer in order to accommodate larger scale production of LIGHT. The Company’s ability to execute its operating plan beyond the end of 2013 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements. The accompanying unaudited consolidated balance sheet as of June 30, 2013, the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and the cumulative period November 7, 2002 (date of inception) through June 30, 2013, and the consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012 and the cumulative period November 7, 2002 (date of inception) through June 30, 2013 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2013 and consolidated results of its operations and its cash flows for the three and six months ended June 30, 2013 and 2012 and the period from November 7, 2002 (inception) to June 30, 2013. The results for the six months ended June 30, 2013 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash (current) at June 30, 2013 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility. Restricted cash (non-current) includes $1,878,232 of cash that has been contractually designated for use towards the construction of a clinical-stage manufacturing facility for LIGHT at the Company’s Madison, WI location.

Deferred Financing Costs — Incremental direct costs associated with the issuance of the Company’s common stock are deferred and are recognized as a reduction of the gross proceeds upon completion of the related equity transaction. In the event that the equity transaction is not probable or is aborted, the Company expenses such costs. There were no deferred financing costs as of June 30, 2013. At December 31, 2012, the Company had recorded $70,539 of costs in connection with a public offering of stock. During the six months ended June 30, 2013, upon the completion of the associated equity transaction, the deferred costs were offset against the gross proceeds received (see Note 3).

Goodwill — Intangible assets at June 30, 2013 consist of goodwill recorded in connection with a business combination with Cellectar, Inc. (Cellectar), a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers (the Acquisition). Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no changes in goodwill during the six months ended June 30, 2013.

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

Derivative Instruments   — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 16,527,310 and 27,310 at June 30, 2013 and December 31, 2012, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2013 and December 31, 2012, these warrants represented the only outstanding derivative instruments issued or held by the Company.

2. FAIR VALUE

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
•	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2013
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$5,066,920	$-	$5,066,920

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$-	$13,304	$-	$13,304

The Company uses a modified option-pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates ranging from 0.15% to 1.22%, volatility ranging from 75% to 115%, the contractual term of the warrants ranging from 0.67 – 4.64 years, future financing requirements and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

3. STOCKHOLDERS’ EQUITY

February 2013 Public Offering

On February 20, 2013, pursuant to securities purchase agreements entered into with investors on February 12, 2013, the Company completed a registered public offering of an aggregate of 11,000,000 shares of its common stock, warrants to purchase up to an aggregate of 11,000,000 shares of our common stock at an exercise price of $0.50 per share which will be exercisable for five years from issuance, and warrants to purchase up to an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share which will be exercisable for one year from issuance, for gross proceeds of $5,500,000 and net proceeds of $4,975,153 after deducting transaction costs, which include placement agent fees and legal and accounting costs associated with the offering (the “February Offering”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event. The exercise price of the warrants is also subject to adjustment for dilutive issuances. The warrants did not meet the criteria for equity classification as a result of the down-round protection. Accordingly the fair value of $5,720,000 was recorded as a derivative liability on the date of issuance. The fair value upon issuance exceeded the net proceeds received in the offering. The excess of $744,957 was recorded as a loss on issuance of derivative warrants on the Company’s consolidated statement of operations for the six months ended June 30, 2013. The Company utilized a modified option pricing model to determine the fair value of the warrants (see Note 2). The change in fair value from issuance date through June 30, 2013 of $660,000 is recorded as a gain on derivatives in the six months ended June 30, 2013. In the February Offering, the Company paid a cash fee of $385,000 and issued warrants to purchase 770,000 shares of its common stock at an exercise price of $0.625 per share expiring on February 4, 2018 to the placement agent. The placement agent warrants do not contain down-round protection.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2013.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Development- Stage Period from November 7, 2002 through June 30,
	2013	2012	2013	2012	2013
Employee and director stock option grants:
Research and development	$106,774	$78,145	$212,612	$156,189	$1,020,873
General and administrative	264,243	249,278	576,282	498,246	3,735,074
	371,017	327,423	788,894	654,435	4,755,947
Non-employee consultant stock option grants:
Research and development	3,311	34,355	4,322	81,369	120,358
General and administrative	3,565	44,344	10,575	87,671	285,656
	6,876	78,699	14,897	169,040	406,014

Total stock-based compensation	$377,893	$406,122	$803,791	$823,475	$5,161,961

During the year ended December 31, 2012, the Company granted options to purchase 167,550 shares of common stock pursuant to performance-based awards to its chief executive officer. No compensation expense was recognized related to the performance-based awards as the award was forfeited in January 2013 when the milestones were not met.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

Six Months Ended June 30, 2013
Volatility	109%
Risk-free interest rate	0.915%
Expected life (years)	6.0
Dividend	0%
Weighted-average exercise price	$0.74
Weighted-average grant-date fair value	$0.61

The Company granted 20,000 stock options to an employee during the six months ended June 30, 2013 under the Company’s 2006 Stock Incentive Plan. No stock options were granted in the three months ended June 30, 2013. The exercise price for the grant made during the six months ended June 30, 2013 was equal to the market value of the Company’s common stock on the date of grant. There were no stock options granted in the three or six months ended June 30, 2012.

Stock Option Activity

A summary of stock option activity under stock option plans is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,439,188	$1.52
Granted	20,000	$0.74
Forfeited	(167,550)	$0.75
Outstanding at March 31, 2013	6,291,638	$1.54
Granted	—
Forfeited	—
Outstanding at June 30, 2013	6,291,638	$1.54

Vested, June 30, 2013	3,418,004	$2.12	8.14	$8,068
Unvested, June 30, 2013	2,873,634	$0.86	8.82	$6,432
Exercisable at June 30, 2013	3,418,004	$2.12	8.14	$8,068

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2013, there was $1,911,165 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $629,767, $872,296, $359,254 and $49,848 during 2013, 2014, 2015 and 2016, respectively.  The Company expects 2,873,634 in unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2013 was $0.95 per share and $0.71 per share, respectively.

5.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three and six months ended June 30, 2013 or 2012 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

6.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the three and six months ended June 30, 2013 and 2012, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Development- Stage Period from November 7, 2002 (inception) through June 30,
	2013	2012	2013	2012	2013
Warrants	36,782,459	24,339,800	36,782,459	24,339,800	36,782,459
Stock options	6,291,638	4,827,638	6,291,638	4,827,638	6,291,638

7.  CONTINGENCIES

Litigation

The Company is party to the following legal matter.

BAM Dispute

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.

We do not anticipate that this litigation matter will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

8.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the three and six months ended June 30, 2013, the Company made contributions to UW totaling $62,500 and $125,000, respectively for use towards unrestricted research activities. The Company paid $73,385 to UW for costs associated with clinical trial and other research agreements during both the three and six months ended June 30, 2013. The Company made contributions to UW of $62,500 and $144,000 for use towards unrestricted research activities during the three and six months ended June 30, 2012, respectively and paid UW $51,290 and $144,044 for costs associated with clinical trial agreements during the three and six months ended June 30, 2012, respectively.

9.  SUBSEQUENT EVENTS

Management Transition

On July 29, 2013, the Company announced that Harry Palmin, the Company’s President and CEO and a Director, will step down from his positions with the Company, in order to pursue other opportunities, upon the naming of his successor. A search process is underway to select a replacement for Mr. Palmin, during which time he will continue in his current roles to ensure an orderly transition.

In addition, Kim Hawkins, the Company’s Vice President of Clinical Development, has resigned effective August 9, 2013 in order to accept a position at a large pharmaceutical company.

Kevin Kozak, M.D., Ph.D., the Director of Radiation Oncology, Mercy Regional Cancer Center, Janesville, Wisconsin, has agreed to serve as Chief Medical Officer, effective August 1, 2013, on a consulting basis.

Amendment of Employment Agreement

In connection with the management transition, on July 26, 2013, the employment agreement between the Company and Harry Palmin, President and CEO was amended to provide for a lump sum payment of $150,000, equal to six months base salary, to provide for the continuation of benefits for six months following a termination without cause prior to March 31, 2014, to provide for the acceleration of vesting of all of Mr. Palmin’s unvested options in the event of a termination without cause or a resignation for good reason, to extend the exercise period of Mr. Palmin’s options to a period of 18 months following termination, and to provide for the payment of $150,000 to Mr. Palmin upon the completion of certain milestones prior to September 30, 2013.

Entry into Retention Agreements

Also in connection with the management transition, on July 26, 2013, the Company entered into retention agreements with two executive officers. The retention agreements provide for the payment of a retention bonus equal to thirty percent of the executive’s salary if the executives remain employed with the Company as of December 31, 2013. Furthermore, the agreements provide for a lump-sum payment of six months base salary and continuation of benefits for six months following a termination without cause or resignation with good reason on or before June 30, 2014. Upon such a termination, all unvested options held by the executives shall be credited with an additional six months vesting and all vested options held by the executives shall be exercisable for eighteen months following termination. A total of $392,000 may become payable to the executives pursuant to the retention agreements.

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

LIGHT is a small-molecule, broad-spectrum, cancer-targeted imaging agent that we believe has the potential to be the first of its kind for selective detection of tumors and metastases in a broad range of cancers. Chemically, LIGHT is comprised of our proprietary phospholipid ether analogs (PLE), 18-(p-[I-124]iodophenyl) octadecyl phosphocholine, acting as a cancer-targeted delivery and retention vehicle, covalently labeled with iodine-124, a PET imaging radioisotope with a radiation half-life of four days. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in much of oncology. In preclinical studies to date, LIGHT selectively illuminated malignant tumors in 52 of 54 animal models of cancer, demonstrating broad-spectrum, cancer-selective uptake and retention. Investigator-sponsored Phase 1-2 trials of LIGHT as a PET imaging agent are ongoing across 11 solid tumor indications. Initial positive imaging results have been established in patients with lung and brain cancers. These human trials, if successful, would likely provide proof-of-concept for LIGHT as a PET imaging agent with the potential to supplant the current “gold standard” agents, 18F-fluoro-deoxyglucose (FDG) for various solid tumors or MRI in the case of brain cancers, due to what we believe to be LIGHT’s superior cancer-specificity versus FDG and MRI, and more favorable logistics of clinical use versus FDG. As a chemically identical biomarker for HOT, we believe that LIGHT tumor uptake data could accelerate clinical development of HOT by guiding selection of indications for HOT Phase 2 trials and potentially be used in such trials to identify suitable patients and assess therapeutic efficacy.

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

Three Months Ended June 30, 2013 and 2012

Research and Development.   Research and development expense for the three months ended June 30, 2013 was approximately $1,649,000 (comprised of $218,000 in clinical project costs, $122,000 of preclinical project costs, $249,000 of manufacturing and related costs and $1,060,000 in general unallocated research and development costs) compared to approximately $1,315,000 (comprised of $167,000 in clinical project costs, $92,000 in preclinical project costs, $170,000 in manufacturing and related costs, and $886,000 in general unallocated research and development costs) for the three months ended June 30, 2012.  The $334,000, or 25%, increase in research and development expense resulted from increases in several categories. The $51,000 increase in clinical project costs was primarily related to increased payments to clinical sites in on-going trials. The $79,000 increase in chemistry, manufacturing and related costs was related to costs associated with the production of clinical trial materials for the ongoing Phase 1-2 trials for LIGHT and the Phase 1b trial for HOT, as well as costs associated with the evaluation of contract manufacturing alternatives for LIGHT. The $30,000 increase in preclinical costs was related to contract research costs to support IND-enabling activities related to GLOW2. The $174,000 increase in general unallocated research and development costs for the three months ended June 30, 2013 compared to the same period in 2012 was attributable to an increase in payroll and related costs for new employees to support our research efforts.

General and Administrative.  General and administrative expense for the three months ended June 30, 2013 was approximately $1,074,000 compared to approximately $897,000 in the three months ended June 30, 2012.  The approximately $177,000, or 20%, increase is related primarily to increased consulting costs, insurance costs, and legal fees.

Gain (Loss) on Derivative Warrants. We recorded a gain on derivative warrants of approximately $660,000 in the three months ended June 30, 2013 and a loss on derivative warrants of approximately $17,000 in the three months ended June 30, 2012. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net.  Interest expense, net, for the three months ended June 30, 2013 and 2012 consists of interest related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce and was consistent on a comparative basis.

Six Months Ended June 30, 2013 and 2012

Research and Development.   Research and development expense for the six months ended June 30, 2013 was approximately $3,239,000 (comprised of $343,000 in clinical project costs, $217,000 of preclinical project costs, $464,000 of manufacturing and related costs and $2,215,000 in general unallocated research and development costs) compared to approximately $2,643,000 (comprised of $421,000 in clinical project costs, $162,000 of preclinical project costs, $232,000 of chemistry, manufacturing and related costs and $1,828,000 in general unallocated research and development costs) for the same period in 2012.  The approximately $596,000, or 23%, increase in research and development expense occurred in several categories.  The $78,000 decrease in clinical project costs was primarily the result of a reduction in trial start-up costs in the six months ended June 30, 2013 versus the same period in 2012. The $55,000 increase in preclinical projects was related to contract research costs to support IND-enabling activities related to GLOW2. Manufacturing costs increased $232,000 primarily related to costs associated with the production of clinical trial materials for the ongoing Phase 1-2 trials for LIGHT and the Phase 1b trial for HOT, as well as costs associated with the evaluation of contract manufacturing alternatives for LIGHT. General unallocated research and development costs increased approximately $387,000 primarily as a result of increases in payroll and related costs for additional headcount to support research activities and approximately $70,000 related to costs incurred in connection with the evaluation of the LIGHT manufacturing build-out.

General and Administrative.   General and administrative expense for the six months ended June 30, 2013 was approximately $2,195,000 compared to approximately $1,895,000 in the same period of 2012.  The approximately $300,000, or 16%, increase is related primarily to increased consulting costs, insurance costs, legal fees and payroll.

Gain (Loss) on Derivative Warrants. We recorded a gain on derivative warrants of approximately $666,000 in the six months ended June 30, 2013 and a loss on derivative warrants of approximately $46,000 in the six months ended June 30, 2012. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Loss on Issuance of Derivative Warrants. Loss on derivative warrants of approximately $745,000 was recorded in the six months ended June 30, 2013 and represents the amount by which the initial fair value of warrants issued in connection with the February Offering (Note 3) exceeded the net proceeds received from the offering. These warrants are classified as derivative liabilities because they include “down-round” anti-dilution protection. We had no such expense in the six months ended June 30, 2012.

Interest expense, net.  Interest expense, net, for the six months ended June 30, 2013 and 2012 consists of interest related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce and was consistent on a comparative basis.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. To date, Cellectar and Novelos have raised capital aggregating approximately $126 million. Novelos has raised capital aggregating approximately $99 million. As of June 30, 2013, we had approximately $5,828,000 in cash and cash equivalents, which excludes approximately $1,878,000 classified as restricted cash that is contractually designated towards the construction of a clinical-stage manufacturing facility for LIGHT at our Madison, WI location.

During the six months ended June 30, 2013, approximately $3,923,000 in cash was used in operations. During this period we reported a net loss of approximately $5,518,000. However, this loss included the following non-cash items: an approximately $745,000 loss on the issuance of derivative warrants, an approximately $666,000 gain on the revaluation of derivative warrants, approximately $804,000 in stock-based compensation expense, approximately $220,000 in depreciation and amortization expense and an approximately $5,000 loss on the disposal of fixed assets. After adjustment for these non-cash items, the Company utilized approximately $180,000 in cash for the prepayment of certain items. Other changes in working capital provided cash of $308,000.

During the six months ended June 30, 2013, we purchased approximately $93,000 in fixed assets and utilized approximately $122,000 of restricted cash from the November 2012 private placement for evaluation of the construction of an in-house manufacturing facility for our LIGHT compound. We are not currently pursuing the construction project and are undertaking a transfer of the LIGHT manufacturing process to a contract manufacturer to accommodate larger scale production of LIGHT.

In February 2013, we completed a public offering of our common stock and warrants for net proceeds of approximately $4,975,000.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $45,796,000 at June 30, 2013. During the six months ended June 30, 2013, we generated a net loss of approximately $5,518,000 and we expect that we will continue to generate operating losses for the foreseeable future. At June 30, 2013, our consolidated cash balance, excluding the funds designated for use in the construction project, was approximately $5,828,000. We believe this cash balance is adequate to fund operations through the end of 2013. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2013 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second quarter of 2013 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.

Item 1A. Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2013, our consolidated cash balance was approximately $5,828,000. We believe our cash balance at June 30, 2013 is adequate to fund operations through the end of 2013. This aggregate cash balance excludes approximately $1,878,000 classified as restricted cash that is contractually designated for the construction of a clinical-stage manufacturing facility for LIGHT at our Madison, WI location, estimated to cost a total of $3,000,000. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We are a development-stage company with a history of losses and can provide no assurance of our future operating results.

We are a development-stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2013, we had negative working capital of $60,254 and stockholders’ equity of $5,443,935. For the period from Cellectar’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through June 30, 2013, Cellectar (and, from and after the business combination, Novelos) incurred aggregated net losses of $45,795,741. The net loss for the six months ended June 30, 2013 was $5,518,341. We may never achieve profitability.

We depend on key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.

Our success will depend to a significant degree on the continued services of our chief executive officers. There can be no assurance that these individuals will continue to provide services to us. Harry Palmin, our president and a director since 1998 and our chief executive officer since 2005, will be stepping down from his positions upon the naming of a successor. Although a search for a replacement is underway, we do not know when or if a suitable successor will be found. In addition, Kimberly Hawkins, our Vice President of Clinical Development since 2010, resigned from her position in August 2013. We have appointed Dr. Kevin Kozak as a Chief Medical Officer on a consulting basis. The successful transitions of these leadership roles will be critical to the continued progress of the Company. In addition, our success may depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources. To date, we have not experienced difficulties attracting and retaining highly qualified personnel, but there can be no assurance we will be successful in doing so in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

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

NOVELOS THERAPEUTICS, INC.

Date: August 12, 2013	By:	/s/ Harry S. Palmin
Harry S. Palmin
President and Chief Executive Officer

EXHIBIT INDEX

		Filed with	Incorporation by Reference
Exhibit No.	Description	this Form 10-K	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

