Form 10-K
period 2013-12-31
Cellectar Biosciences, Inc.
filed 2014-03-19
CIK 1279704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number 333-119366

CELLECTAR BIOSCIENCES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-3321804
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3301 Agriculture Drive
Madison, WI 53716
(Address of principal executive offices and zip code)

Registrant’s telephone number: (608) 441-8120

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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 was $20,803,940.

As of March 14, 2014 there were 57,397,997 shares of the registrant’s $0.00001 par value common stock outstanding.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

This annual report on Form 10-K of Cellectar Biosciences, Inc. (“the Company”, “Cellectar Bio”, “we”, “us”, “our”) contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or their negatives or cognates.  Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow.  We wish to caution the reader that all forward-looking statements contained in this annual report on Form 10-K are only estimates and predictions.  Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements.  Readers are cautioned not to place undue reliance on any forward-looking statements contained in this annual report on Form 10-K.  We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

This annual report on Form 10-K contains trademarks and service marks of Cellectar Biosciences, Inc.  Unless otherwise provided in this annual report on Form 10-K, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc.  All other trademarks are the properties of their respective owners.

PART I

Item 1.   Business.

Business of Cellectar Biosciences

Cellectar Biosciences, Inc. (Cellectar Bio or the Company) is a biopharmaceutical company developing compounds for the treatment and imaging of cancer.  Prior to February 11, 2014, the name of the Company was Novelos Therapeutics, Inc. (Novelos).  On April 8, 2011, Novelos, entered into a business combination (the Acquisition) with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers. Our shares are quoted on the OTCQX® marketplace under the symbol CLRB and prior to February 12, 2014 were quoted under the symbol NVLT.

References to “Cellectar, Inc.” relate to the activities and financial information of Cellectar, Inc. prior to the Acquisition, references to “Novelos” relate to the activities and financial information of Novelos prior to the Acquisition and references to “Cellectar Bio” or “the Company” or “we” or “us” or “our” relate to the activities and obligations of the combined Company following the Acquisition.

Our cancer-targeting technology permits selective delivery of a wide range of agents to cancer cells, including cancer stem cells. By attaching different agents to our proprietary phospholipid ether (PLE) cancer-targeting delivery platform, we believe we can engineer product candidates with the potential to both image and treat a wide range of solid tumors. This offers the potential for a paradigm shift in the detection and treatment of cancer by using the same delivery platform for both detecting malignancy and providing efficacy versus all three major drivers of morbidity and mortality in cancer: primary tumors, metastases and stem cell-based relapse.

The Company is currently developing three proprietary product candidates:

•	I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging agent that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 are ongoing across 11 solid tumor indications. In March 2014, we commenced enrollment in a Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma. We expect to complete this trial by the end of 2014, subject to additional funding.
•	I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic that delivers cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe I-131-CLR1404 also has the potential to be the first therapeutic agent to use PLE analogs to target cancer cells. In November 2013, we completed enrollment in a Phase 1b dose-escalation trial evaluating I-131-CLR1404 in the treatment of patients with advanced solid tumors. The data from that trial will be instrumental in evaluating a range of potential Phase 2 trial designs for I-131-CLR1404.
•	CLR1502 is a preclinical, small-molecule, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. We anticipate filing an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for CLR1502 in 2014.

Together, we believe our compounds have the potential to improve upon current standard of care (SOC) for the detection, treatment and monitoring of a wide variety of human cancers.

Technology Overview

Our product candidates are based on a cancer-targeting delivery platform of optimized  PLE analogs that interact with lipid rafts, which are specialized microdomains within cell membranes. Importantly, the core chemical structure shared across all three products provides selective targeting of cancer cells, including cancer stem cells, in preference to normal cells, due to enrichment of lipid rafts in the former.  The cancer-targeting PLE carrier molecule was deliberately designed to be coupled to imaging or therapeutic molecules. For example iodine can be attached via a very stable covalent bond resulting in two distinct products differing only with respect to the isotope of iodine they contain – I-131-CLR1404 contains radioactive I-131 and I-124-CLR1404 contains the shorter-lived radioactive I-124. Because of their chemical identity, I-124-CLR1404 also represents an ideal biomarker that may be used to predict tumor sensitivity of I-131-CLR1404 and, potentially, establish an efficacious dose in individual patients. Other, non-radioactive molecules can also be attached to the PLE carrier. In the case of CLR1502, this is a near-infrared (NIR) emitting fluorophore (800 nm) whose signal can penetrate through up to approximately 1 cm of tissue. This may enable the use of CLR1502 to visualize tumor margins during cancer surgery, effectively acting as an adjunct therapeutic agent, and to non-invasively detect relatively superficial tumors. Thus, to date, three cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform – a diagnostic PET imaging agent, I-124-CLR1404, a molecular radiotherapeutic agent, I-131-CLR1404 and a non-radioactive optical imaging agent, CLR1502, to increase the success of cancer surgery and non-invasively image certain tumors.

Malignant tumor targeting, including targeting of cancer stem cells, has been demonstrated in vivo. Mice without intact immune systems, and inoculated with Panc-1 (pancreatic carcinoma) cells, were injected with CLR1502 24 or 96 hours prior to imaging.  In vivo optical imaging showed pronounced accumulation of CLR1502 in tumors versus non-target organs and tissues.  Similarly, PET imaging of tumor-bearing animals (colon, glioma, triple negative breast and pancreatic tumor xenograft models) administered the imaging agent I-124-CLR1404 clearly shows selective uptake and retention by both primary tumors and metastases, including cancer stem cells.  PET/CT analysis following co-injection of I-131-CLR1404 (for therapy) and I-124-CLR1404 (for imaging) revealed time-dependent tumor responses and disappearance over 9 days in a cancer xenograft model.  We believe that the capability of our technology to target and be selectively retained by cancer stem cells in vivo was demonstrated by treating glioma stem cell derived orthotopic tumor-bearing mice with another fluorescent-labeled PLE (CLR1501), and then removing the tumor and isolating cancer stem cells, which continued to display CLR1501 labeling even after three weeks in cell culture.

The basis for selective tumor targeting of our compounds lies in differences between the plasma membranes of cancer cells as compared to those of most normal cells.  Specifically, cancer cell membranes are highly enriched in “lipid rafts”.  Lipid rafts are specialized regions of the membrane phospholipid bilayer that contain high concentrations of cholesterol and sphingolipids and serve to organize cell surface and intracellular signaling molecules (e.g., growth factor and cytokine receptors, the phophatidylinosotol 3-kinase (P13K)/Akt survival pathway). Data suggests that lipid rafts serve as portals of entry for PLEs such as I-124-CLR1404, I-131-CLR1404 and CLR1502.  The marked selectivity of our compounds for cancer cells versus non-cancer cells is due to the fact that cancer cells have far more lipid rafts. Following cell entry via lipid rafts, I-124-CLR1404, I-131-CLR1404 and CLR1502 are transported into the cytoplasm, where they distribute to organelle membranes (mitochondria, ER, lysosomes) but not the nucleus. The pivotal role played by lipid rafts is underscored by the fact that disruption of lipid raft architecture suppresses uptake of PLEs into cancer cells.

Our core technology platform is based on research conducted by Cellectar, Inc.’s founder and our Chief Scientific Officer, Dr. Jamey Weichert, beginning in 1994 at the University of Michigan (U. Mich.), where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated in the laboratory of Raymond Counsell. Since 1998, Dr. Weichert has continued his research at the University of Wisconsin (U. Wisc.) and subsequently founded Cellectar, Inc. in 2002 to further develop and commercialize the technology. Cellectar, Inc. obtained exclusive rights to the related technology patents owned by U. Mich. in 2003 and continued development of the platform while obtaining ownership of numerous additional patents and patent applications (lasting until 2025, 2028 and 2030 without extensions).

Products in Development

I-124-CLR1404

I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting imaging agent that we believe has first-in-class potential for selective detection of primary tumors and metastases in a broad range of cancers. Chemically, I-124-CLR1404 is comprised of our proprietary PLE, 18-(p-[I-124]iodophenyl) octadecyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine -124, a PET imaging radioisotope with a radiation half-life of four days.  PET imaging used in conjunction with CT scanning has now become the imaging method of choice in much of oncology. In preclinical studies to date, I-124-CLR1404 selectively illuminated malignant tumors in over 60 animal models of different cancer types, demonstrating broad-spectrum, cancer-selective uptake and retention. We also compared I-124-CLR1404 and the current standard of care PET agent, F-18-fluoro-deoxyglucose (FDG)), side by side (24 hours apart) in the same tumor-bearing mouse (PC3 human prostate carcinoma) that was treated with carrageenan to generate a site of inflammation.  As expected, FDG demonstrated significant uptake in the inflammatory lesion and organs such as heart, liver, brain and bladder compared to the malignant tumors, which were poorly imaged.  I-124-CLR1404, on the other hand, showed no uptake into the inflammatory lesion and organs, yet displayed clear and demonstrable uptake in the tumors. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 as a PET imaging agent are ongoing across 11 solid tumor indications.  These trials have demonstrated positive initial imaging results in multiple tumor types.  Based on positive initial I-124-CLR1404 imaging results in 15 primary and metastatic brain cancer patients, we believe I-124-CLR1404 has potential to address a significant unmet medical need for post-treatment efficacy assessment and differentiating tumor growth from pseudoprogression in brain cancer, potentially avoiding unnecessary surgeries, biopsies and other treatments and resulting in better patient management and lower healthcare costs.  We enrolled the first patient in a I-124-CLR1404 Phase 2 imaging trial in brain cancer in March 2014 and, subject to additional funding, expect to complete the trial by the end of 2014.  This trial will compare I-124-CLR1404 imaging of glioblastoma to standard of care magnetic resonance imaging (MRI) based on pathology confirmation in approximately 36 patients.  The primary objective of the trial will be to optimize dosing and imaging parameters of I-124-CLR1404. We expect glioblastoma to be our lead indication for I-124-CLR1404 with additional development opportunities that could include brain metastases and other primary brain tumors, as well as other solid tumors such as prostate, breast, lung, colorectal, head and neck, and pancreatic cancers.

These human trials are intended to provide proof-of-concept for I-124-CLR1404 as a PET imaging agent with the potential to supplant current imaging standards of care, FDG for various solid tumors or MRI in the case of brain cancers, due to what we believe to be I-124-CLR1404 ’s superior cancer selectivity. Furthermore, the radiation half-life of only 110 minutes for fluorine-18 labeled agents, such as FDG, severely limits their use to locations close to the point of manufacture.  I-124-CLR1404 ’s much longer radiation half-life affords a longer imaging window of up to seven days following injection, resulting in more favorable logistics of clinical use, including the ability to be distributed to clinics throughout the U.S. from a single manufacturing site. As a chemically identical biomarker for I-131-CLR1404, I-124-CLR1404 imaging may be capable of estimating an efficacious dose of I-131-CLR1404 in individual cancer patients.

A three-part investigator-sponsored Phase 1/2 trial of radiolabeled CLR1404 for patients with advanced non-small cell lung cancer (NSCLC) was initiated in February 2004 at the University of Wisconsin Carbone Cancer Center (UWCCC). The first part of the trial evaluated imaging characteristics of I-131-CLR1404 in seven patients and the second part of the trial evaluated tumor accumulation in one patient. The third part of the trial is now evaluating tumor imaging with I-124-CLR1404 at increasing doses.  Dr. Anne M. Traynor at UWCCC is the principal investigator for this trial. We provide funding for the trial and the data is shared with us while the study progresses and at the conclusion of the study.  A total of 8 patients have been enrolled across three dose levels (1.5 mCi, 3mCi and 5 mCi) in this part of the Phase 1/2 trial. With the 5 mCi dose level, we saw clear and sustained uptake of I-124-CLR1404 in cancerous tumors against low background and have not observed any adverse safety signals. Although still early and in a small number of subjects, there is some suggestion that I-124-CLR1404 imaging was more tumor-selective than the comparator modality FDG PET. In addition, in one patient, three brain metastases were detected with I-124-CLR1404 that were not identified with FDG PET, which following confirmation with current SOC, prompted an alteration to the treatment plan for this patient. Having observed initial cancer-specific uptake with I-124-CLR1404 at a 5 mCi dose in NSCLC patients, study investigators continue exploration of dose and imaging time points in an effort to optimize dosing and results. Enrollment began in September 2013 for the evaluation of doses of 7.5 and 10 mCi in up to 22 patients. As of the end of February 2014, two patients have been enrolled at these increased dose levels.

An investigator-sponsored Phase 1/2 trial of I-124-CLR1404 as a PET imaging agent for brain cancer was initiated in December 2011 at UWCCC and the first patient was enrolled in March 2012. Dr. Lance Hall at the UWCCC is the principal investigator for this trial. This trial is being funded by UWCCC and an Institute for Clinical and Translational Research (ICTR) grant, and the data is shared with the Company while the study progresses and at the conclusion of the study. Up to 20 patients will be enrolled at a 5 mCi dose. In June 2012, we announced that three glioma patients were dosed with I-124-CLR1404 at 5 mCi. The preliminary results from these three glioma patients showed strong and sustained uptake of I-124-CLR1404 in cancerous tumors against very low background and no adverse safety signals were observed. Patient enrollment is continuing and a total of 10 patients have been enrolled as of the end of February 2014.

An investigator-sponsored Phase 1/2 trial of I-124-CLR1404 as a PET imaging agent for glioma was initiated in January 2012 at UWCCC and the clinical trial protocol is being amended to facilitate patient enrollment. Dr. Lance Hall at the UWCCC is the principal investigator for this clinical trial. Dr. Jamey Weichert is the primary principal investigator for the $1.2 million grant from the National Cancer Institute, which funds the trial. Total enrollment of 25 patients is targeted and seven patients have been enrolled as of the end of February 2014.

An investigator-sponsored Phase 1/2 trial of I-124-CLR1404 as a PET imaging agent for patients with multiple solid tumor types (triple negative breast, prostate, colorectal, gastric, ovarian, pancreatic, esophageal, soft tissue sarcoma, and head & neck cancer) was initiated in August 2012 at the UWCCC and the first patient was enrolled in October 2012.  Dr. Glenn Liu at UWCCC is the principal investigator for this trial.  We provide funding for the trial and the data is shared with us while the study progresses and at the conclusion of the study.  Up to 9 patients per tumor type will be enrolled across dose levels ranging from 3 mCi to 10 mCi) in this Phase 1/2 trial.  Nine patients have been enrolled as of the end of February 2014.

I-131-CLR1404

I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic that we believe has the potential to be the first radiotherapeutic agent to use PLEs to target cancer cells. I-131-CLR1404 is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadecyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid and other cancer types. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe imbues I-131-CLR1404 with broad-spectrum anti-cancer activity.  Selective uptake and retention has been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting cancer remission.

In 2009, we filed an IND with the FDA to study I-131-CLR1404 in humans.  In early 2010, we successfully completed a Phase 1a dosimetry trial demonstrating initial safety, tumor imaging and pharmacokinetic consistency and establishing a starting dose for a Phase 1b dose-escalation trial.  Radiation dosimetry measures how much radiation is absorbed by tumors and body organs in order to optimize delivery of radiation therapy. The Phase 1b dose-escalation trial was aimed at determining the Maximum Tolerated Dose (MTD) of I-131-CLR1404.

Preclinical experiments in tumor models have demonstrated selective killing of cancer cells along with a benign safety profile. I-131-CLR1404’s anti-tumor/survival-prolonging activities have been demonstrated in more than a dozen models including breast, prostate, lung, brain, pancreatic, ovarian, uterine, renal, and colorectal cancers as well as, melanoma and multiple myeloma.   In all but two models, a single administration of a well-tolerated dose of I-131-CLR1404 was sufficient to demonstrate efficacy.  Moreover, efficacy was also seen in a model employing human uterine sarcoma cells that over-express efflux pumps known to underlie resistance to many standard chemotherapeutic drugs. I-131-CLR1404 was also tested in combination with a standard efficacious dose of gemcitabine in a pancreatic cancer model.  Single doses of I-131-CLR1404 or gemcitabine given alone were equally efficacious while the combination therapy was significantly more efficacious than either treatment alone (additive).  In each study, the dose of I-131-CLR1404 was ~100 µCi, which is approximately 50-fold less than the maximum tolerated dose of I-131-CLR1404 determined in a six-month rat radiotoxicity study.

Extensive, IND-enabling, Good Laboratory Practices (GLP) in vivo and in vitro preclinical pharmacokinetic/distribution, toxicology and drug safety studies were successfully completed in 2007 through 2009 using non-pharmacological concentrations/doses of PLE consistent with its role as a delivery/retention vehicle in I-131-CLR1404. Tissue distribution studies supported prediction of acceptable human organ exposures and body clearance for I-131-CLR1404.  Importantly, and in sharp distinction from biological products labeled with I-131, the small molecule I-131-CLR1404 showed very minimal variation in excretion kinetics and tissue distribution among individuals within species or across a 500-fold variation in dose.  Single- and repeated-dose animal toxicology studies indicated very high margins of safety with our PLE delivery and retention vehicle even when administered at 80-200x over the amount required to deliver the anticipated maximum human therapy dose of I-131-CLR1404.

In February 2010 we completed a Phase 1 dosimetry trial with a single intravenous dose of 10 mCi I-131-CLR1404 in eight patients with relapsed or refractory advanced solid tumors.  Single doses of I-131-CLR1404 were well tolerated.  The reported adverse events were all considered minimal, manageable and either not dose limiting or not related to I-131-CLR1404. There were no serious adverse events reported.  Analysis of total body imaging and blood and urine samples collected over 42 days following injection indicated that doses of I-131-CLR1404 expected to be therapeutically effective can be administered without harming vital organs.  Two subjects (one with colorectal cancer metastasized to lung and another with prostate cancer) had tumors that were imaged with 3D nuclear scanning (SPECT/CT) on day 6 after administration of I-131-CLR1404.  Uptake of I-131-CLR1404 into tumor tissue (but not adjacent normal tissue or bone marrow) was clearly demonstrated in both subjects.  Echoing animal studies, pharmacokinetic analyses demonstrated a prolonged half-life of radioactivity in the plasma after I-131-CLR1404 administration (approximately 200 hours) and that there was no significant variation in excretion or radiation dosimetry among subjects.  The trial established an initial dose of 12.5 mCi/m2 for the Phase 1b escalating dose trial that commenced in January 2012.

The primary objective of the multicenter Phase 1b dose-escalation trial in patients with a range of advanced solid tumors is to define the MTD of I-131-CLR1404.  In addition to determining the MTD, the Phase 1b trial is intended to evaluate overall tumor response (using standard RESIST 1.1 criteria) and safety. In September 2012, we announced that we had successfully completed the second cohort in this Phase 1b dose-escalation trial. The second two-patient cohort was successfully dosed with 25 mCi/m2 of I-131-CLR1404, triggering enrollment into the third cohort at 37.5 mCi/m2. Data from the second cohort indicated I-131-CLR1404 was well-tolerated, without any dose limiting or sub-dose limiting toxicities, enabling enrollment of the third cohort. Data from the two-patient third cohort indicated the onset of dose-limiting hematologic toxicities with I-131-CLR1404, triggering enrollment into a five-patient fourth cohort at a dose midway between those used in the second and third cohorts, as per trial protocol. Four patients were enrolled in the fourth cohort and we ceased enrollment in November 2013. Complete study results, including data from the fourth cohort of this trial is anticipated in the first quarter 2014.

In view of I-131-CLR1404 ’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are first developing I-131-CLR1404 as a monotherapy for cancer indications with significant unmet medical need. While a number of indications are being considered for an initial target, an example of one that may be uniquely suited is multiple myeloma, principally because it is highly radiosensitive, has clear unmet medical need in the relapse/refractory setting and has the potential to receive orphan drug designation.  I-131-CLR1404 is anticipated to be used as monotherapy through proof-of-concept clinical trials, with subsequent exploration of combination with chemotherapeutic agents (a number of which are known to be radiosensitizers and thus have the potential to enhance the efficacy of I-131-CLR1404) and in combination with external beam radiotherapy.

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades.  The goals of targeted cancer therapy — selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys — remain goals of new therapies as well.  We believe our isotope delivery technology is poised to achieve these goals.  Because, to date, I-131-CLR1404 has been shown to reliably and near-universally accumulate in cancer cells, including cancer stem cells, and because the therapeutic properties of iodine-131 are well known, we believe the risk of non-efficacy in human clinical trials is less than that of other cancer therapies at this stage of development, although no assurance can be given.

CLR1502

CLR1502 is a small-molecule, broad-spectrum, cancer-targeting, non-radioactive optical imaging agent that we believe has the potential to be the first of its kind for intraoperative tumor margin illumination and non-invasive tumor imaging. CLR1502 is comprised of a proprietary PLE, acting as a cancer-targeting delivery and retention vehicle, covalently attached to a near-infrared (800nm) fluorophore. According to the American Cancer Society, most cancer patients will have some type of surgery and more than 1.6 million new cancers will be diagnosed in the U.S. alone in 2014. CLR1502 may facilitate and enable diagnostic, staging, debulking and curative cancer surgeries, intraoperatively in real-time, by defining tumor margins and regional lymph node involvement, resulting in more complete tumor resections and improving outcome and prognosis. In this context, CLR1502 would effectively act as an adjunct therapeutic agent. In preclinical tumor models, non-invasive optical imaging showed pronounced accumulation of CLR1502 in tumors versus normal tissues and successfully delineated tumor margins during tumor resection. CLR1502 may also have utility for non-invasive imaging of relatively superficial tumor types in man (e.g., melanoma, head & neck, colon, esophageal). We expect to submit an IND for CLR1502 in 2014. We anticipate initiating a multi-site Phase 1 study with CLR1502 in breast cancer patients undergoing lumpectomy. The trial is intended to confirm the safety and tolerability of CLR1502 while demonstrating its utility in the real-time identification of malignant tissue.

Other Pipeline Compounds

We have other preclinical compounds that are based on our proprietary cancer-targeting technology. For example, CLR1404 is a cancer-targeted chemotherapy when used in high (100x) doses that, in preclinical experiments, has been observed to inhibit the phosphatidylinosotol 3-kinase (PI3K)/Akt survival pathway that is aberrantly activated in many types of cancer.  In preclinical experiments, CLR1404 has been observed to selectively inhibit Akt activity, induce apoptosis through caspase activation and inhibit cell proliferation in cancer cells.  CLR1404 also exhibits significant in vivo efficacy in mouse tumor models, including non-small cell lung cancer and triple-negative breast cancers, producing long-lasting tumor growth suppression and significantly increased survival.  We believe CLR1404 has the potential to be best-in-class among Akt inhibitors in development due to (a) cancer cell/cancer stem cell targeting, resulting in cancer-selective inhibition of Akt and cell proliferation and (b) suitability for intravenous administration that we believe offers the prospect of greater systemic exposure and hence Akt inhibition in cancer cells, which we believe could result in superior efficacy.

Legacy Products

Prior to the Acquisition, Novelos had been developing compounds based on a proprietary oxidized glutathione technology.  From November 2006 through January 2010, Novelos conducted and completed a Phase 3 trial of its lead compound, NOV-002, in combination with chemotherapy in the treatment of advanced non-small cell lung cancer. The Phase 3 trial enrolled a total of 903 patients, but did not demonstrate efficacy of NOV-002.  Based on the results from the Phase 3 trial, Novelos discontinued development of NOV-002 for NSCLC in combination with first-line paclitaxel and carboplatin chemotherapy.  The aggregate costs incurred in connection with the development of NOV-002, including administrative overhead, were approximately $70 million.

Prior to the Acquisition, Novelos had also been developing NOV-205, a second oxidized glutathione-based compound, which had been administered to approximately 200 hepatitis patients in clinical trials and was in Phase 2 development for chronic hepatitis C non-responders.  Although safety was established, no efficacy was demonstrated in Phase 2 development.

Further development of NOV-002 and NOV-205 has been suspended.  At this time, we expect to devote our resources to the development and commercialization of the Cellectar Bio compounds, and we do not expect to conduct any further development of the oxidized glutathione compounds. The IND for NOV-205 was withdrawn on July 5, 2011.  The IND for NOV-002 was placed on inactive status in July 2013.

Market Overview

Our target market is broad and represents the market for the treatment and imaging of cancer. The American Cancer Society estimated that approximately 1.67 million new cancer cases would be diagnosed in the U.S. in 2014 and most cancer patients will have some type of surgery. According to the Society, about 6 million people worldwide would die of cancer in 2013, including approximately 580,000 in the U.S.

According to Cowen Therapeutic Categories Outlook (February 2013), cancer was the largest global pharmaceutical category with worldwide sales of $74 billion in 2011. Cowen estimates that targeted therapies are changing the landscape of cancer treatment and will likely be used in most cancer patients in 5 to 10 years. Furthermore, the worldwide sales of targeted cancer therapies could exceed $61 billion by 2017.  The National Institutes of Health (NIH) estimates the direct medical costs for treating cancer in 2008 (the latest figure available under the NIH’s new methodology) was $77.4 billion in the U.S. Furthermore, the U.S. National Cancer Institute estimated in January 2011 that the overall cost of treating cancer in the U.S. will increase to $158 billion by 2020 from $125 billion in 2010.

According to a BCC Research report from April 2011, the total market for next-generation cancer diagnostics was $776 million in 2010 and was growing at a compound annual growth rate of 47%, and was forecasted to reach a market size of $5.3 billion in 2015.

Manufacturing

We maintain a Good Manufacturing Practices compliant (cGMP) radiopharmaceutical manufacturing facility in Madison, Wisconsin, in which we manufacture drug substance for our I-124-CLR1404, I-131-CLR1404 and CLR1502 product candidates and also manufacture I-131-CLR1404 for clinical trials.  This facility, consisting of approximately 19,500 square feet, contains offices, laboratories, a radiopharmaceutical research lab, a cGMP radiopharmaceutical manufacturing suite and a cGMP analytical laboratory for product release.  Our manufacturing facility holds a State of Wisconsin Department of Health Services Radioactive Materials License which authorizes the use and possession of radioactive material for both manufacturing and distribution activities. The facility also holds a State of Wisconsin DHS Radioactive Materials License that authorizes the use and possession of radioactive materials for research and development. The research and development license permits the use and possession of iodine-125, iodine-131 and iodine-124 in quantities sufficient to support in-house drug substance and I-131-CLR1404 manufacturing for current clinical programs and other research needs. Each of these iodine isotopes is purchased from third party vendors.

Manufacturing of I-124-CLR1404 is currently conducted  by our collaborator, the University of Wisconsin in Madison, cGMP, using drug substance produced in our Madison manufacturing facility.  We are completing the transfer of I-124-CLR1404 manufacturing to a U.S. based contract manufacturer pursuant to an agreement expiring July 29, 2018, also using drug substance produced in our Madison manufacturing facility. The agreement contains standard provisions for the protection of data and intellectual property and may be terminated by either party with 60-days’ notice, pending the completion of any obligations by either party set forth in an outstanding statement of work. The proprietary contract manufacturing process is sufficient to provide materials for Phase 2 trials and is scalable for larger trials. We do not plan to build in-house manufacturing capability for 124-CLR1404 over the next several years.

The drug substance is identical for 131-CLR1404 and 124-CLR1404 products.  The base molecule is a dry powder produced via a six-step synthetic scheme.  The release specifications for drug substance have been established and validated.  The impurity levels at small scale are very low, suggesting that larger scale production should be feasible.  We have also demonstrated 60-month stability for the drug substance in desiccated and refrigerated form.  We believe our laboratories are well equipped with the appropriate equipment for manufacturing pilot and small-scale batches in accordance with cGMP.  We believe we have adequate drug substance manufacturing and 131-CLR1404 drug product manufacturing capacity for any Phase 2 trials and the potential for larger scale build-out for larger Phase 3 trials.

CLR1502 drug substance is synthesized at the Madison facility via a cGMP process from the same chemical precursor used in the manufacture of 131-CLR1404. The facility has the capability to manufacture the CLR1502 drug product to support Phase 1 clinical trials. Manufacturing of drug substance and drug product for subsequent clinical trials will likely be achieved through contract manufacturing.

All investigational drug substance and product intended for human use during clinical studies will be manufactured according to the guidelines of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, FDA requirements (CFR part 211) and cGMP.

Sales and Marketing

We have not entered into any joint development, licensing or similar partnering agreements with respect to any of our clinical stage product candidates or pre-clinical compounds.  We plan to pursue and evaluate all available options to develop, launch and commercialize our compounds.  These options presently include, but are not limited to, entering into a partnering arrangement with one or more pharmaceutical, imaging agent or imaging device companies with strong development and commercial expertise and infrastructure in the U.S., Europe and/or Japan.  While we currently do not plan to build our own sales force or utilize a contract sales organization for launch and commercialization of our compounds, we may reconsider in the future.

Competition for Our Clinical-Stage Compounds

I-124-CLR1404

FDG is the current gold standard for cancer PET imaging.  According to Bio-Tech Systems (November 2010), sales of FDG in the U.S. in 2009 were approximately $300 million and projected to grow to approximately $880 million in 2017.  FDG accumulates in any tissue having increased glucose metabolism (i.e. energy utilization) compared to surrounding tissue.  As a result, and in contrast to I-124-CLR1404, FDG is not selective for malignant tumors.  FDG localizes in certain normal tissue such as heart, liver and brain tissues that also have high glucose metabolism as well as kidney and bladder due to FDG excretion paths.  FDG is also known to localize in inflammatory sites, which are often found in the vicinity of malignancies and can result in diagnostic and treatment plan uncertainties.  Other major limitations to the use of FDG are found in pelvic imaging due to the high renal (kidney) clearance of the compound.  Moreover, there are clinically important malignancies that do not demonstrate reliable FDG avidity such as prostate cancer. We believe these characteristics of FDG decrease its diagnostic specificity for certain malignancies. FDG is no longer covered by patent and is typically manufactured at or extremely proximate to PET imaging medical facilities because of its very short (110 minute) radiation half-life.  I-124 has a four-day half-life that permits worldwide distribution of I-124-CLR1404 from one manufacturing location.  Additionally, the longer half-life affords a longer imaging window of up to seven days following injection.

MRI is the current SOC for imaging brain cancer, in part due to FDG PET’s limited utility in brain imaging.  While MRI can differentiate tissue densities and demark structural changes in tissue, it is not cancer selective. This imaging can result in a diagnostic dilemma for clinicians, particularly with respect to glioma, the most common form of primary brain cancer. After chemoradiation - commonly employed in glioma management - MRI changes suggestive of tumor recurrence are seen in approximately 50% of high-grade glioma patients.  However, in approximately 50% of these cases, the MRI changes actually represent treatment-related changes that do not truly represent disease progression.  This is termed pseudoprogression.  The dilemma facing clinicians is the decision whether to re-treat the patient (surgery, chemotherapy, biological therapy, reirradiation) with associated risks to the patient (e.g. damage to normal brain tissue and consequent loss of function), or monitor with periodic re-imaging with the risk of the imaging changes actually representing tumor recurrence and with the costs associated with re-imaging.

In Phase 1/2 Investigator-sponsored trials at the UWCCC, preliminary results suggest that I-124-CLR1404 may provide a more accurate assessment of the post-treatment progression of glioma when compared to MRI.  Specifically, I-124-CLR1404 appears to be capable of distinguishing malignant tumors from tissue changes associated with pseudoprogression.  A key goal of Company sponsored Phase 2 trials of I-124-CLR1404 in glioma patients will be to employ pathology confirmation to demonstrate that I-124-CLR1404 provides a more accurate assessment of malignant vs. non-malignant tissue, including in cases of suspected pseudoprogression.  Pathology confirmation will also be applied in primary glioma patients to assess the accuracy and completeness of tumor resection.  The available market for addressing unmet medical need with respect to pseudoprogression alone is approximately 40,000 patients annually (U.S. and Europe). The opportunity for robust pricing while still reducing current SOC healthcare costs is substantial. Current National Comprehensive Cancer Network® (NCCN®) guidelines provide for up to 18 MRIs over three years for post-treatment assessment of glioma progression. The cost of each MRI is approximately $2,500 to $5,000. The opportunity for I-124-CLR1404 to become the SOC for assessment of post-treatment progression of glioma results from the potential for better patient management (avoid unnecessary surgeries, biopsies, and treatments) and better patient outcomes (detect progression earlier, avoid tumor spread to critical structures) while reducing current SOC healthcare system costs.

Following the first commercial opportunity for I-124-CLR1404 addressing the unmet need for better assessment of post-treatment progression in glioma, brain metastases may represent the next commercial opportunity. Metastatic cancer patients with brain metastases are commonly followed with both FDG PET and brain MRI due to the inability of FDG PET to surveil for intracranial disease. I-124-CLR1404 may supplant this dual modality imaging surveillance paradigm due to its ability to image both intracranial and extracranial disease. Initial data from Phase 1/2 imaging trials at the UWCCC demonstrates avid uptake in brain metastases. The available market for addressing this unmet need in brain metastases is considerably larger than glioma.  In 2014, the National Cancer Institute estimated that there are between 98,000 and 170,000 new cases in the U.S. each year.

I-131-CLR1404

I-131-CLR1404’s “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types, imbues I-131-CLR1404 with broad-spectrum anti-cancer activity.  Selective uptake and retention of our PLE analogs has also been demonstrated in cancer stem cells compared with normal stem cells, offering a prospect of longer lasting cancer remission. Other targeted radiotherapies include the marketed drugs Zevalin® (manufactured by Spectrum Pharmaceuticals) and Bexxar® (manufactured by GlaxoSmithKline).  In both cases, tumor-targeting is monoclonal antibody-based and limited to non-Hodgkins lymphoma, which is a type of cancer involving cells of the immune system.  Thus, these agents are not appropriate comparators for I-131-CLR1404 because of their limited therapeutic utility (only one type of tumor) and because their target indication is often well-managed by other drugs (unlike I-131-CLR1404 which has potential to treat tumor types for which the current standard of care is associated with very poor outcomes). Notably, both Zevalin® and Bexxar® were approved on the basis of objective response rates (shrinking of tumors) without data to support improvement in survival, suggesting that regulatory approval of radiopharmaceuticals may be based on relatively shorter and smaller pivotal clinical trials than is often the case in oncology.  We do not believe Zevalin® or Bexxar® would be competing products of I-131-CLR1404 in any material respect. Other cancer-targeted molecular radiotherapeutic agents are in various stages of development for solid tumors. These primarily utilize monoclonal antibodies for cancer cell targeting and are, therefore, restricted to a relatively narrow range of tumor indications compared to I-131-CLR1404.

CLR1502

CLR1502 is a preclinical, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging.  The topic of providing cancer surgeons with better technology for intraoperative assessment of tumor margins designed to result in more complete tumor removal has gained considerable attention in recent years. While there are a number of technologies in various stages of development, some of the most common categories include the use of fluorescence agents either alone, or attached to cancer delivery vehicles, nanoparticle technologies and electromagnetic technologies. At present, the only known FDA approved technology for tumor margin assessment is believed to be MarginProbeTM, marketed by Dune Medical Devices. MarginProbeTM received FDA approval in January, 2013, as an intraoperative tissue assessment tool for early-stage breast cancer surgery. MarginProbeTM claims to use electromagnetic “signatures” to identify healthy and cancerous tissue.

A technology approved in Europe for use with intraoperative tumor margin assessment is 5-aminolevulinic acid (5-ALA), a small molecule that is preferentially taken up by tumor cells leading to biosynthesis and accumulation of protoporphyrin IX, a natural fluorophore with red fluorescence emission. Investigator sponsored trials of 5-ALA are ongoing in the U.S., primarily in newly diagnosed and recurrent brain cancer indications.

Other technologies known to be in development include Blaze Biosciences’ Tumor PaintTM, a combination of a targeting peptide and a fluorescent beacon, under development for cancer surgery in multiple solid tumor types.  In December, 2013, Blaze Biosciences announced the initiation of the first Phase 1 clinical study of the first Tumor PaintTM product candidate, BLZ-100. The study, titled “A Phase I Dose Escalation/Expansion Study of BLZ-100 Administered by Intravenous Injection in Adult Subjects with Skin Cancer”, is taking place in Australia.  Additionally, Avelas Biosciences, based in San Diego, CA, is developing a fluorescence peptide based compound named AVB-620 for fluorescence image-guided cancer surgery. Avelas disclosed the intention to initiate human clinical trials with AVB-620 in 2014.

While a number of technologies are in development to provide intraoperative tumor margin guidance we are leveraging our cancer-targeting delivery platform to provide cancer selectivity and specificity for accurate tumor margin illumination. Further, CLR1502 may be able to demonstrate application with a broad spectrum of cancer types based on data that includes our other product candidates utilizing the same cancer-targeting delivery platform in pre-clinical studies and human clinical trials (I-124-CLR1404 and I-131-CLR1404). Lastly, clinical development of CLR1502 may incorporate potentially useful data and insight from the pre-clinical studies and human clinical trials conducted with these other product candidates.

Intellectual Property

We have established a broad U.S. and international intellectual property rights portfolio around our proprietary cancer-targeting PLE technology platform including I-124-CLR1404, I-131-CLR1404 and CLR1502.

Our proprietary rights include patents and patent applications that are either owned by us or exclusively licensed to us by the University of Michigan (the “Michigan patents”). I-124-CLR1404 and I-131-CLR1404 are covered by the Michigan patents that provide compound (composition of matter) coverage in the U.S. and Canada and expire in 2016.  Our patents and applications cover methods of use, composition and method of manufacture related to I-124-CLR1404, I-131-CLR1404, CLR1502 and other PLEs.  Many of these patents and applications are filed in key commercial markets worldwide.  These patents will generally expire between 2025 and 2030 unless extended.

In particular, I-124-CLR1404 is covered by the Michigan patents as well as three of our U.S. patents, one of which is directed to treating certain cancers, one of which is directed to its use for virtual colonoscopy and one of which is directed to its use for in vitro diagnostics.  Each of these is expected to expire in 2025.  I-124-CLR1404 is also covered by pending U.S., Japanese and European patent applications directed to its use for in vivo diagnostics and once issued should expire in 2025.  Lastly, the use of I-124-CLR1404 for diagnostics purposes with cancer stem cells is pending in the U.S., Japan and Europe. Patents resulting from these applications are expected to expire in 2030.

131-CLR1404 is covered by two additional series of our patents and applications aside from the Michigan patents.  The first is directed to a method of use for cancer therapy and has also been filed in Europe and Japan, in addition to the U.S., where we have one issued patent and one pending application.  These are expected to expire in 2025.  Secondly, an application directed to cancer stem-cell therapy is pending in the U.S., Europe, Russia and Japan. Patents resulting from these applications are expected to expire in 2030. Some of these resulting patents may be extendable on a country-by-country basis.

CLR1502 is covered by patent applications directed to the compound, methods of use and method of manufacture that have been filed in U.S., Europe, Russia and Japan. Patents resulting from these applications are expected to expire in 2029. Some of these resulting patents may be extendable on a country-by-country basis.

Separate from any patent protection and following product approval by regulatory authorities, data exclusivity may be available for various compounds for up to 10 years on a country-by-country basis (e.g., up to 5 years in the U.S.).

In addition to the above noted patents/applications directed to I-124-CLR1404, I-131-CLR1404 and CLR1502, we own other patents/applications directed to different forms of phospholipid ethers and methods of manufacturing of phospholipid ethers.

We also own all intellectual property rights in the U.S. related to our clinical-stage pipeline compound, NOV-002, and other preclinical compounds based on oxidized glutathione.  Issued composition-of-matter patents cover proprietary formulations of oxidized glutathione that expire in 2019, and these patents include methods of manufacture for oxidized glutathione formulated with various metals.

Licenses / Collaborations

In September 2003, Cellectar, Inc. entered into a license agreement with the University of Michigan (the U. Mich. License), which granted Cellectar, Inc. exclusive rights to the development, manufacture and marketing of products under several composition of matter patents in North America that expire at varying dates in 2016.  The U. Mich. License expires upon the expiration of the last covered patent.  We are responsible for an annual license fee of $10,000 and are required to pay costs associated with the maintenance of the patents covered by the U. Mich. License.  Additionally, we are required to make milestone payments of $50,000 upon the filing of a NDA for a licensed product intended for use in a therapeutic or diagnostic application (such milestone fees may be deferred and paid within twelve months of the first commercial sale of such product) and make certain milestone payments within a year following the first commercial sale of any licensed products.  The sales milestones range from $100,000 to $200,000, dependent upon whether the drug is for use in a diagnostic or therapeutic application. If sales in the first 12 months are less than the amount of the milestone, then we are required to pay 50% of all sales until the milestone is satisfied. The milestone payments may total up to $400,000. The U. Mich. License provides that we pay a royalty equal to 3% of net sales of any licensed products sold by us or our sublicensees for such licensed products unless the sublicense fee payable to us is between 4% and 5% of net sales, then the royalties payable to U. Mich. shall be equal to 50% of the sublicense fee.  Furthermore, the U. Mich. License provides for a reduction in the royalties owed by up to 50% if we are required to pay royalties to any third parties related to the sale of the licensed products.  If we receive any revenue in consideration of rights to the licensed technology that is not based on net sales, excluding any funded research and development, we are required to pay U. Mich. 10% of amounts received. During 2003, pursuant to the U. Mich. License, Cellectar, Inc. paid approximately $54,000 of back patent costs and issued 203,483 shares of common stock to U. Mich. as partial consideration for the rights described above. U. Mich. may terminate the license agreement if we cease operations, fail to make any required payment under the license agreement, or otherwise materially breach the license agreement, subject to applicable notice and cure periods.  To date, we have made all payments as they have become due, there have been no defaults under the U. Mich. License, nor have we ever been notified of a default by U. Mich. We may terminate the U Mich. License agreement with six months’ notice to U. Mich. and the return of licensed product and related data.  The U. Mich. License contains milestones that required certain development activities to be completed by specified dates. All such development milestones have been either completed or removed by subsequent amendment to the agreement.  U. Mich. has provided no warranties as to validity or otherwise with respect to the licensed technology. The early termination of the University of Michigan License agreement would result in the loss of our rights to use the covered patents.

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

Submission of IND

An IND must be submitted to the FDA and become effective before studies in humans may commence.  The IND must include a sufficient amount of data and other information concerning the safety and effectiveness of the compound from laboratory, animal, and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling.

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

United States law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice requirements, and informed consent must be obtained from all study subjects. The clinical trial process for a new compound can take ten years or more to complete. The FDA may prevent clinical trials from beginning or may place clinical trials on hold at any point in this process if, among other reasons, it concludes that study subjects are being exposed to an unacceptable health risk. Trials may also be prevented from beginning or may be terminated by institutional review boards, which must review and approve all research involving human subjects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market.

Submission of NDA

Following the completion of clinical trials, the data is analyzed to determine whether the trials successfully demonstrated safety and effectiveness and whether a product approval application may be submitted. In the United States, if the product is regulated as a drug, a NDA must be submitted and approved before commercial marketing may begin. The NDA must include a substantial amount of data and other information concerning the safety and effectiveness of the compound from laboratory, animal, and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling.

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA and must be registered with the FDA.  The application generally will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process and determines that the facility is in compliance with cGMP requirements.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2014, the NDA review fee alone is $2,169,100, although certain limited deferral, waivers, and reductions may be available.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At December 31, 2013, our consolidated cash balance was approximately $2,418,000.  On February 6, 2014 we completed a private placement of convertible debt and warrants (the “February 2014 Private Placement”) that generated gross proceeds of $4,000,000.  We believe our cash on hand at December 31, 2013, together with the net proceeds from the February 2014 Private Placement is adequate to fund operations through June 2014.We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing additional debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock, such as with the debt that was issued in the February 2014 Private Placement.

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

We are a development-stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of December 31, 2013, we had working capital of $(1,755,084) and stockholders’ equity of $1,699,550. For the period from Cellectar, Inc.’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through December 31, 2013, the Company incurred aggregated net losses of $51,059,568.  The net loss for the year ended December 31, 2013 was $10,782,168. We may never achieve profitability.

We depend on key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.

Our success will depend to a significant degree on the continued services of our executive officers.  There can be no assurance that these individuals will continue to provide services to us.  In October 2013, we appointed Dr. Simon Pedder Acting Chief Executive Officer and elected Dr. Pedder as a Class III director, succeeding Harry Palmin, our chief executive officer since 2005 and a Class III director.  In November 2013, the board of directors was restructured with the resignation of 5 directors and the appointment of one new director.  The restructured board of directors has voted to relocate our principal executive offices from Newton, Massachusetts to Madison, Wisconsin and to transition the roles and responsibilities of Chris Pazoles, our Vice President of Research and Development since 2005 and Joanne Protano, our Vice President of Finance, Chief Financial Officer and Treasurer since 2007, to Madison, Wisconsin.  The board also voted to appoint Kathryn McNeil as our Vice President Investor Relations, Public Relations and Corporate Communications and appointed J. Patrick Genn as our Vice President of Business Development.  Mr. Genn previously held the position of Vice President of Investor Relations.  In addition, Kimberly Hawkins, our Vice President of Clinical Development since 2010, resigned from her position in August 2013. We have appointed Dr. Kevin Kozak, a consultant, as our Chief Medical Officer.  As Dr. Pedder and the restructured board of directors continue to develop and implement a revised strategic focus, there could be additional executive and director changes.  The successful transitions, individually and collectively, of these leadership roles will be critical to the continued progress of the Company.  In addition, our success may depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources. To date, we have not experienced difficulties in attracting and retaining highly qualified personnel, but there can be no assurance we will be successful in doing so in the future.

Our convertible debentures prohibit us from taking certain actions without consent, are senior to our common stock in liquidation or a sale of the company, and may result in additional dilution.

The convertible debentures we issued in February 2014 contain restrictions on our ability to take actions without the consent of the holders representing a majority of the outstanding principal amount of the debentures. Other than as specifically allowed in the debentures, as long as any of the debentures remain outstanding, without this consent we are prohibited from incurring any indebtedness for borrowed money, granting any liens on our property or assets, repurchasing shares of our common stock or common stock equivalents, repurchasing or otherwise acquiring any indebtedness, paying cash dividends or distributions on any equity securities, entering into any transactions with any of our affiliates that would be required to be disclosed in any public filing with the Securities and Exchange Commission (SEC) unless the transaction is made on an arm’s-length basis and expressly approved by a majority of our disinterested directors, or entering into any agreements obligating us to undertake any of those actions.

Even though our board of directors may determine any of the prohibited actions are in the best interests of the Company or our shareholders, we may be unable to complete them if we do not get the required approval, and the interests of the holders of our convertible debentures may differ from those of our stockholders.  If we are unable to obtain the required consent, we may be unable to complete actions or transactions that our board of directors has determined are otherwise in the best interest of the Company and its shareholders.

In addition, in the event of our liquidation, dissolution or winding-up, or if we are acquired or sell all or substantially all of our assets, the right of the holders of debentures to be repaid will be senior to any rights of holders of our common stock to receive proceeds or assets of the Company.  If our proceeds or assets after any such transaction are insufficient to satisfy the debentures in full, holders of our common stock may receive nothing.

The warrants we issued in connection with the issuance and sale of the debentures are not yet exercisable, but will become exercisable in the event the associated debentures are converted, in whole or in part.  The extent to which the warrants would become exercisable in that case would be proportionate to the portion of the debenture converted.  In the event the warrants become exercisable, in whole or in part, it may be dilutive to the holders of our common stock.

At present, our success depends solely on the successful development and commercialization of our three compounds in development.

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

Following the Acquisition, development of NOV-002 and NOV-205 was suspended and we are now focused on the development of compounds for the treatment and imaging of cancer based on the cancer-targeting technologies of Cellectar, Inc.: I-124-CLR1404 ( labeled with a short-lived radioisotope, iodine-124), I-131-CLR1404 ( a radiolabeled compound) and CLR1502 ( a preclinical, cancer-targeting, non-radioactive optical imaging agent). As a result, the successful commercialization of these product candidates, either by us or by strategic partners, is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

•	future clinical trial results may show that our cancer-targeting technologies are not well tolerated by recipients at its effective doses or are not efficacious;
•	future clinical trial results may be inconsistent with testing results obtained to-date;
•	even if our cancer-targeting technologies are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities at reasonable prices or at all;
•	our ability to complete the development and commercialization of our cancer-targeting technologies for their intended use is substantially dependent upon our ability to raise sufficient capital or to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, our products;
•	even if our cancer-targeting technologies are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of our products; and
•	our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our product candidates, even if they are successfully developed, manufactured and approved, may not generate sufficient revenues to offset the development and manufacturing costs of our product candidates.

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our cancer-targeting technologies for some other reason, our business, prospects, financial condition, and results of operations may be adversely affected.

We have a history of recurring losses and an accumulated deficit, which, among other factors, raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2013 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2013 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

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

In order to conduct the clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because we or our clinical investigators do not follow the FDA’s requirements for conducting clinical trials. If any of our trials are halted, we will not be able to obtain FDA approval until and unless we can address the FDA’s concerns.  If we are unable to receive clearance to conduct clinical trials for a product, we will not be able to achieve any revenue from such product in the U.S. as it is illegal to sell any drug for use in humans in the U.S. without FDA approval.

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

In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy of these product candidates. Clinical testing is expensive, it can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. For example, Novelos incurred costs of over $35 million in clinical trial expenses from 2006 through 2009 in connection with the Phase 3 trial of NOV-002 for non-small cell lung cancer, and NOV-002 did not ultimately demonstrate efficacy for that indication.

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

Our clinical trials may not demonstrate sufficient levels of efficacy necessary to obtain the requisite regulatory approvals for our drugs, and our proposed drugs may not be approved for marketing. Novelos suffered significant setbacks in the development of NOV-002 and NOV-205, as some of the promising results of earlier trials were not demonstrated in later stage trials. As a result, following the Acquisition, development of these compounds has been suspended.

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

We remain in the research and development and clinical and preclinical trial phase of product commercialization and have limited experience in establishing, supervising and conducting commercial manufacturing. Accordingly, if our products are approved for commercial sale, we will need to establish the capability, work with our existing contract manufacturer to expand their capability, or engage a contract manufacturer that has the capability, to commercially manufacture our products in accordance with FDA and other regulatory requirements. There can be no assurance that we would be able to successfully establish any such capability, or identify a suitable manufacturing partner on acceptable terms.

At the present time, we have limited research, development or manufacturing capabilities within our facilities. Our manufacturing facility in Madison, Wisconsin has adequate capacity to supply drug product for Phase 2 studies of I-131-CLR1404, but we will need to expand for larger Phase 3 studies. Manufacturing of I-124-CLR1404 is currently conducted by our collaborator, the University of Wisconsin in Madison, cGMP, using drug substance produced in our Madison manufacturing facility.  We are completing the transfer of I-124-CLR1404 manufacturing to a U.S. based contract manufacturer, also using drug substance produced in our Madison manufacturing facility. CLR1502 is synthesized at our facility in Madison, WI facility. We rely and expect to continue to rely, to some extent, on contracting with third parties to use their facilities to conduct research, development and manufacturing. The limited facilities we have to conduct research, development and manufacturing may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

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

We operate in the highly technical field of research and development of small molecule drugs, and rely in part on trade-secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that our competitors will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties that provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party has illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade-secret protection could adversely affect our competitive position.

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

We have not established marketing, sales or distribution capabilities for our proposed products. Until such time as our proposed products are further along in the development process, we will not devote any meaningful time and resources to this effort. At the appropriate time, we will determine whether we will develop our own sales and marketing capabilities or enter into agreements with third parties to sell our products.

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

We do not know of any current or potential direct competitors for I-131-CLR1404 and I-124-CLR1404. Marketed drugs Zevalin® (Spectrum Pharmaceuticals) and Bexxar® (Glaxo Smith Kline) provide examples of targeted radiotherapeutics specifically for lymphoma indication only. FDG is the current standard for PET imaging for cancer and may be an alternative diagnostic imaging agent to I-124-CLR1404.  Blaze Bioscience is developing Tumor PaintTM technology designed to provide real-time, high-resolution intraoperative visualization of cancer cells for use in surgical removal of cancer.  The first product candidate is under development for cancer surgery in multiple solid tumor types and may be an alternative to CLR1502. At present, the only known FDA approved technology for tumor margin assessment is believed to be MarginProbeTM, marketed by Dune Medical Devices. MarginProbeTM received FDA approval in January, 2013, as an intraoperative tissue assessment tool for early-stage breast cancer surgery. MarginProbeTM claims to use electromagnetic “signatures” to identify healthy and cancerous tissue.

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

There can be no assurance that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to the biopharmaceutical sector or to our own business or prospects;
•	regulatory, legislative, or other developments affecting us or the healthcare industry generally;
•	sales by holders of restricted securities pursuant to effective registration statements, or exemptions from registration;
•	market conditions specific to biopharmaceutical companies, the healthcare industry and the stock market generally; and
•	our ability to maintain our status on the OTCQX or obtain a listing on a national securities exchange.

Nine of our stockholders beneficially own approximately 73% of our outstanding common stock, which limits the influence of other stockholders.

As of March 14, 2014, 73% of our outstanding common stock is beneficially owned by nine stockholders. The interests of these stockholders may differ from those of other stockholders. Four of these stockholders hold approximately 87% of the principal amount of the convertible debentures issued in February 2014. These stockholders will likely continue to have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

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

In the past, we have issued common stock, convertible securities (such as convertible preferred stock and notes) and warrants in order to raise money. We have also issued options as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 57 million shares of our common stock outstanding as of March 14, 2014, approximately 31 million shares are tradable without restriction, and approximately an additional 14.8 million shares that had been issued in unregistered transactions and are held by non-affiliates are tradable without time or volume limitations pursuant to Rule 144. We have registered the resale of an additional 4,000,000 shares of our common stock, pursuant to registration obligations. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

No cash dividends have been paid on our common stock. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Item 2.   Properties.

We lease office, laboratory and manufacturing space in Madison, Wisconsin.  The space consists of approximately 19,500 square feet and is rented for approximately $13,200 per month and expires on September 14, 2016.  The lease may be renewed for two-year periods through 2024 with an increase of 3% in annual rent.  We believe that our present facilities are adequate to meet our current needs.  If new or additional space is required, we believe that adequate facilities are available at competitive prices.

The Company also leases office space in Newton, Massachusetts.  Our office consists of approximately 2,000 square feet and is rented for approximately $5,300 per month.  The lease has been terminated effective March 31, 2014.

Item 3.   Legal Proceedings.

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”), which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure FDA approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, we filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in our favor on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in our favor was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.  On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM has filed its appellate brief.  The Company’s opposition to BAM’s appellate brief will be due on or before March 25, 2014.

We do not anticipate that this matter will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock was quoted on the OTC Bulletin Board under the symbol NVLT beginning on June 14, 2005 and until February 16, 2012, since which time it has been quoted on the OTCQX platform. On February 12, 2014, our ticker symbol was changed to CLRB in connection with the change in our corporate name. The following table provides, for the periods indicated, the high and low bid prices for our common stock. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2012	High	Low
First Quarter	$0.99	$0.40
Second Quarter	2.20	0.75
Third Quarter	1.20	0.91
Fourth Quarter	1.07	0.66

Fiscal Year 2013	High	Low
First Quarter	$0.79	$0.46
Second Quarter	0.47	0.36
Third Quarter	0.47	0.32
Fourth Quarter	0.41	0.25

On March 14, 2014 there were 391 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 6201 15th Avenue Brooklyn, NY 11219.

Equity compensation plans

The following table provides information as of December 31, 2013 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

We have one equity compensation plan approved by our stockholders:  the 2006 Stock Incentive Plan (the “2006 Plan”).  During 2004 and 2005, we also issued options to our directors and consultants that were not issued pursuant to the 2006 Plan.  During 2011 we issued options to certain consultants that were not issued pursuant to the 2006 Plan. These options are exercisable within a ten-year period from the date of the grant and vest at various intervals with all options being fully vested within three years of the date of grant.  During 2013, we issued options to our Acting Chief Executive Officer that were not issued pursuant to the 2006 Plan.  These options vest based on the exercise of certain outstanding warrants and expire ten years after the date of grant.  For all option issuances, the option price per share is not less than the fair market value of our common stock on the date of grant.

Equity compensation plan information

				Number of shares
	Number of shares to			remaining available for
	be issued upon		Weighted-average	future issuance under
	exercise of outstanding		exercise price of	equity compensation plans
	options, warrants and		outstanding options,	(excluding shares reflected
Plan category	rights (#)	$	warrants and rights ()	in column (a)) (#)
	(a)		(b)	(c)

Equity compensation plans approved by stockholders	10,658,435		$0.89	3,340,131

Equity compensation plans not approved by stockholders	2,034,731		$1.02	—

Total	12,693,166		$0.91	3,340,131

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

Overview

Cellectar Biosciences, Inc. (Cellectar Bio or the Company) is a biopharmaceutical company developing compounds for the treatment and imaging of cancer.  Prior to February 11, 2014, the name of the Company was Novelos Therapeutics, Inc. (Novelos).  On April 8, 2011, Novelos, entered into a business combination (the Acquisition) with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers.

Our cancer-targeting technology permits selective delivery of a wide range of agents to cancer cells, including cancer stem cells. By attaching different agents to our proprietary PLE cancer-targeting delivery platform, we believe we can engineer product candidates with the potential to both image and treat a wide range of solid tumors. This offers the potential for a paradigm shift in the detection and treatment of cancer by using the same delivery platform for both detecting malignancy and providing efficacy versus all three major drivers of morbidity and mortality in cancer: primary tumors, metastases and stem cell-based relapse.

The Company is currently developing three proprietary product candidates:

•	I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting PET imaging agent that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 are ongoing across solid tumor indications. In March 2014, we commenced enrollment in a Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma. We expect to complete this trial by the end of 2014, subject to additional funding.
•	I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic that delivers cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe I-131-CLR1404 also has the potential to be the first therapeutic agent to use phospholipid ether (PLE) analogs to target cancer cells. In November 2013, we completed enrollment in a Phase 1b dose-escalation trial evaluating I-131-CLR1404 in the treatment of patients with advanced solid tumors. The data from that trial will be instrumental in evaluating a range of potential Phase 2 trial designs for I-131-CLR1404.
•	CLR1502 is a preclinical, small-molecule, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. We anticipate filing an IND with the FDA for CLR1502 in 2014.

Together, we believe our compounds have the potential to improve upon current standard of care for the detection, treatment and monitoring of a wide variety of human cancers.

Results of Operations

Research and development expense.   Research and development expense consists of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, costs of our research and manufacturing facility, cost of manufacturing materials and contract manufacturing fees paid to contract research organizations, fees paid to medical institutions for clinical trials, and costs to secure intellectual property.  The Company analyzes its research and development expenses based on four categories as follows: clinical projects, preclinical projects, chemistry and manufacturing costs, and general fixed and overhead costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs and patent costs.

General and administrative expense.   General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees and professional fees for legal and accounting services.

Twelve Months Ended December 31, 2013 and 2012

Research and Development.   Research and development expense for the year ended December 31, 2013 was approximately $6,860,000 (comprised of approximately $673,000 in clinical project costs, $1,258,000 of preclinical project costs, $733,000 of manufacturing and related costs and $4,196,000 in general unallocated research and development costs) compared to approximately $5,123,000 (comprised of approximately $777,000 in clinical project costs, $329,000 of preclinical project costs, $488,000 of manufacturing and related costs and $3,529,000 in general unallocated research and development costs) for 2012, an increase of approximately $1,737,000, or 33.9%.  The $929,000 increase in preclinical projects expense for the year ended December 31, 2013 versus 2012 was primarily attributable to IND-enabling research activities related to CLR1502.  The $245,000 increase in manufacturing costs, for the year ended December 31, 2013 versus 2012 was principally related to I-124-CLR1404 manufacturing activities as well as production of CLR1502 for preclinical studies.  The $667,000 increase in general unallocated research and development costs was principally related to an increase in salary and related costs from the addition of employees to support on-going research efforts and an increase in patent related costs.  These increases were offset by a slight decrease of approximately $104,000 in clinical projects due to decreased activity in the Phase 1b trial of I-131-CLR1404.

General and Administrative.   General and administrative expense for the year ended December 31, 2013 was approximately $4,445,000 compared to approximately $3,632,000 in 2012.  The $813,000, or 22.4%, increase in general and administrative costs was primarily related to the following items: stock-based compensation increased approximately $137,000 resulting from an increase related to the modification of options related to the resignation of certain directors during 2013, this increase was partially offset by a decrease in stock-based compensation related to non-employees; salary increased approximately $130,000 resulting principally from annual salary increases; the cost of subcontracted services increased by approximately $229,000 as a result of costs related to partnering evaluation studies, recruiting costs, and reimbursement of administrative fees associated with a waiver agreement.  Legal fees increased approximately $98,000 related to fees associated with our governance and management changes; and insurance costs increased approximately $56,000.  Additionally, the legal expense in the twelve months ended December 31,  2012 was reduced for the receipt of a payment of $125,000 from the Company’s directors’ and officers’ insurance carrier for retained expenses following the dismissal with prejudice on June 11, 2012 of  securities litigation that was initiated in March 2010.

Restructuring Costs   The Company recorded approximately $1,097,000 of expenses related primarily to the restructuring of the Company’s management during 2013.  These costs consist primarily of $386,000 of severance and retention, approximately $706,000 of stock-based compensation related to the modification of options for terminated employees, and approximately $5,000 of administrative costs.  The Company did not incur any restructuring costs in the year ended December 31, 2012.

Gain (Loss) on Derivative Warrants.  We recorded a gain on derivative warrants of approximately $2,374,000 in the year ended December 31, 2013 and a loss on derivative warrants of approximately $34,000 in the year ended December 31, 2012. These amounts represent the change in fair value (resulting primarily from changes in the Company’s stock price as well as a reduction in term), during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Loss on Issuance of Derivative Warrants.  Loss on derivative warrants of approximately $745,000 was recorded in the year ended December 31, 2013 and represents the amount by which the initial fair value of warrants issued in connection with the February 2013 Public Offering (Note 8) exceeded the net proceeds received from the offering. These warrants are classified as derivative liabilities because they include “down-round” anti-dilution protection.  We had no such expense in the year ended December 31, 2012.

Interest expense, net.  Interest expense, net, for the year ended December 31, 2013 and 2012 consists of interest related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce and was consistent on a comparative basis.

Deemed Dividend on Warrant Amendment. During the year ended December 31, 2012, the Company amended the terms of its Class B Warrants with certain investors who held warrants to purchase 5,255,000 shares of our common stock to extend the expiration date for the exercise of such warrants until October 11, 2012. These warrants had been issued in connection with a June 2012 Offering, had an expiration date of September 11, 2012 and were exercisable at a price of $1.00 per share. The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of approximately $543,000 which was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.

The deemed dividends have been included in the calculation of net loss attributable to common stockholders of approximately $9,340,000 or $0.23 per share, for the year ended December 31, 2012. The deemed dividends are excluded from our net loss (from operating activities) of approximately $8,797,000, or $0.21 per share, for the year ended December 31, 2012.

No deemed dividend was recorded in the year ended December 31, 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities.  As of December 31, 2013, we had approximately $2,418,000 in cash and cash equivalents.  On February 6, 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000 (February 2014 Private Placement).   To date, including funds raised by Cellectar, Inc., we have raised capital aggregating approximately $130 million, also including proceeds from the February 2014 Private Placement.

During the year ended December 31, 2013, approximately $9,155,000 in cash was used in operations.  During this period we reported a net loss of approximately $10,782,000.  However, this loss included the following non-cash items: an approximately $2,323,000 in stock-based compensation, an approximately $425,000 in depreciation and amortization expense, an approximately $7,000 loss on disposal of equipment, a gain of approximately $2,374,000 related to warrants that are classified as derivative instruments and an approximately $745,000 loss on the issuance of derivative warrants.  After adjustment for these non-cash items, changes in working capital provided cash of $501,000, including $445,000 from the timing of payment of accounts payable and accrued expenses.

During the year ended December 31, 2013, we purchased approximately $148,000 in fixed assets and reclassified approximately $2,000,000 of restricted cash to operating cash related to the November 2012 private placement.  This cash had initially been designated for the construction of an in-house manufacturing facility but is now available for use in operations for the development of I-124-CLR1404.

In February 2013, we completed a public offering of our common stock and warrants for net proceeds of approximately $4,975,000.

In February 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000.  The debentures mature on February 6, 2016 and are convertible at any time at $0.50 per share into 8,000,000 shares of common stock.  In the event of the sale of securities by the Company for a minimum proceeds of at least $2,000,000 (“Subsequent Financing”), the holders of the debentures may elect to redeem some or all of the then outstanding principal amount of the debenture, along with accrued but unpaid interest, in an amount equal to the amount of the holder’s investment in the Subsequent Financing.  If, within 21 months of the issuance of the debentures, the Company raises gross proceeds of at least $8,000,000 in aggregate, the Company may require the holders of the debentures to convert all or part of the then outstanding principal amount and accrued but unpaid interest of the debentures.   In the event that the holders of the debentures do not convert all of the debentures in a Subsequent Financing, the Company may be required to satisfy the remaining outstanding debt and accrued but unpaid interest with payments in cash.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $51,060,000 at December 31, 2013.  During the year ended December 31, 2013, we generated a net loss of approximately $10,782,000 and we expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2013, our consolidated cash balance was approximately $2,418,000.  We believe this cash balance, plus the gross proceeds of $4,000,000 received from the February 2014 Private Placement, is adequate to fund operations through June 2014.  Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding.  Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Goodwill. As of December 31, 2013 and 2012 there was approximately $1,675,000 of goodwill recorded in connection with the Acquisition. We are required to evaluate goodwill for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or circumstances change such as a decline in the Company’s stock price, or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The fair value of the outstanding derivative warrants is estimated as of a reporting date. The Company principally uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, contractual term of the warrants, future financing requirements and dividend rates in estimating fair value for the warrants considered to be derivative instruments. We estimate volatility based on an average of our historical volatility and volatility estimates of publicly held drug development companies with similar market capitalizations. If our estimates of the fair value of these derivative warrants are too high or too low, our expenses may be over- or understated.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS FOR CELLECTAR BIOSCIENCES, INC.
(formerly known as Novelos Therapeutics, Inc.)
(a Development Stage Company)

Page

Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets at December 31, 2013 and 2012	41
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, and the Cumulative Development-Stage Period from November 7, 2002 (date of inception) to December 31, 2013	42
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012, and the Cumulative Development-Stage Period from November 7, 2002 (date of inception) to December 31, 2013	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and the Cumulative Development-Stage Period from November 7, 2002 (date of inception) to December 31, 2013	44
Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cellectar Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. (a Development Stage Company) (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 and the period from November 7, 2002 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellectar Biosciences, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and the period from November 7, 2002 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since its inception and, as of December 31, 2013, had an accumulated deficit of $51,059,568. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Chicago, Illinois
March 19, 2014

 CELLECTAR BIOSCIENCES, INC.
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,418,384	$4,677,545
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	294,687	327,393
Deferred financing	—	70,539
Total current assets	2,768,071	5,130,477
RESTRICTED CASH	—	2,000,000
FIXED ASSETS, NET	2,360,534	2,645,003
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	27,222
TOTAL ASSETS	$6,815,939	$11,478,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,162,098	$716,990
Derivative liability	3,359,363	13,304
Capital lease obligations, current portion	1,694	2,397
Total current liabilities	4,523,155	732,691
LONG-TERM LIABILITIES:
Notes payable	450,000	450,000
Deferred rent	143,234	135,404
Capital lease obligations, net of current portion	—	1,694
Total long-term liabilities	593,234	587,098
Total liabilities	5,116,389	1,319,789
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 57,397,997 and 46,397,997 shares issued and outstanding at December 31, 2013 and 2012, respectively	574	464
Additional paid-in capital	52,758,544	50,435,311
Deficit accumulated during the development stage	(51,059,568)	(40,277,400)
Total stockholders’ equity	1,699,550	10,158,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,815,939	$11,478,164

        See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December, 31		Cumulative Development-Stage Period from November 7, 2002 (date of inception) through December 31,
	2013	2012	2013
COSTS AND EXPENSES:
Research and development	$6,860,163	$5,122,686	$32,787,888
General and administrative	4,444,767	3,632,099	17,739,477
Restructuring costs	1,096,874	—	1,096,874
Merger costs	—	—	799,133
Total costs and expenses	12,401,804	8,754,785	52,423,372

LOSS FROM OPERATIONS	(12,401,804)	(8,754,785)	(52,423,372)

OTHER INCOME (EXPENSE):
Grant income	—	—	244,479
Gain (loss) on revaluation of derivative warrants	2,373,941	(33,854)	2,327,929
Loss on issuance of derivative warrants	(744,957)	—	(744,957)
Interest expense, net	(9,348)	(8,335)	(464,808)
Other income	—	—	1,161
Total other income (expense), net	1,619,636	(42,189)	1,363,804
NET LOSS	(10,782,168)	(8,796,974)	(51,059,568)
DEEMED DIVIDEND ON WARRANTS	—	(543,359)	(543,359)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,782,168)	$(9,340,333)	$(51,602,927)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.19)	$(0.23)	$(2.90)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	55,891,148	41,121,137	17,791,745

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Amount
BALANCE AT NOVEMBER 7, 2002	—	$—	$—	$—	$—
Issuance of common stock for cash	6,440,123	64	590,205	—	590,269
Issuance of common stock in exchange for professional services	101,220	1	9,107	—	9,108
Net loss	—	—	—	—	—
BALANCE AT DECEMBER 31, 2002	6,541,343	65	599,312	—	599,377
Issuance of common stock for cash, net of issuance costs	37,958	—	4,937	—	4,937
Issuance of common stock in exchange for licensed technology	203,483	2	80,410	—	80,412
Net loss	—	—	—	(295,790)	(295,790)
BALANCE AT DECEMBER 31, 2003	6,782,784	67	684,659	(295,790)	388,936
Net loss	—	—	—	(342,761)	(342,761)
BALANCE AT DECEMBER 31, 2004	6,782,784	67	684,659	(638,551)	46,175
Issuance of common stock for cash, net of issuance costs	610,664	6	835,862	—	835,868
Net loss	—	—	—	(481,837)	(481,837)
BALANCE AT DECEMBER 31, 2005	7,393,448	73	1,520,521	(1,120,388)	400,206
Issuance of common stock for cash, net of issuance costs	2,202,179	22	7,097,050	—	7,097,072
Common stock repurchased	(43,819)	—	(31,667)	—	(31,667)
Stock-based compensation	—	—	43,994	—	43,994
Net loss	—	—	—	(963,440)	(963,440)
BALANCE AT DECEMBER 31, 2006	9,551,808	95	8,629,898	(2,083,828)	6,546,165
Issuance of common stock for cash, net of issuance costs	60,250	1	249,999	—	250,000
Exercise of warrant to purchase common stock	75,045	1	249,999	—	250,000
Stock-based compensation	—	—	570,392	—	570,392
Net loss	—	—	—	(5,090,325)	(5,090,325)
BALANCE AT DECEMBER 31, 2007	9,687,103	97	9,700,288	(7,174,153)	2,526,232
Issuance of common stock for cash, net of issuance costs	3,132,999	31	12,931,531	—	12,931,562
Stock-based compensation	—	—	477,488	—	477,488
Net loss	—	—	—	(6,090,715)	(6,090,715)
BALANCE AT DECEMBER 31, 2008	12,820,102	128	23,109,307	(13,264,868)	9,844,567
Stock-based compensation	—	—	502,199	—	502,199
Net loss	—	—	—	(6,219,873)	(6,219,873)
BALANCE AT DECEMBER 31, 2009	12,820,102	128	23,611,506	(19,484,741)	4,126,893
Stock-based compensation	—	—	353,340	—	353,340
Intrinsic value of beneficial conversion feature associated with convertible debt issued in exchange for cash	—	—	213,792	—	213,792
Net loss	—	—	—	(4,560,263)	(4,560,263)
BALANCE AT DECEMBER 31, 2010	12,820,102	128	24,178,638	(24,045,004)	133,762
Issuance of common stock upon conversion of convertible notes	4,181,535	42	3,184,665	—	3,184,707
Issuance of common stock in a business combination	2,959,871	30	2,219,873	—	2,219,903
Cash paid in lieu of fractional shares in a business combination	(41)	—	(145)	—	(145)
Issuance of common stock and warrants, net of issuance costs	16,928,204	169	10,164,377	—	10,164,546
Intrinsic value of beneficial conversion feature associated with the conversion of convertible debt	—	—	257,973	—	257,973
Issuance of common stock upon the cashless exercise of warrants and reclassification of derivative liability to additional paid-in- capital	18,153	—	48,339	—	48,339
Stock-based compensation	—	—	907,460	—	907,460
Net loss	—	—	—	(7,435,422)	(7,435,422)
BALANCE AT DECEMBER 31, 2011	36,907,824	369	40,961,180	(31,480,426)	9,481,123
Issuance of common stock upon cashless exercise of warrants and reclassification of derivative liability to additional paid-in-capital	981,073	10	43,845	—	43,855
Issuance of common stock upon exercise of warrants	1,088,300	11	1,088,289	—	1,088,300
Issuance of common stock and warrants, net of issuance costs	7,420,800	74	6,838,700	—	6,838,774
Stock-based compensation	—	—	1,503,297	—	1,503,297
Net loss	—	—	—	(8,796,974)	(8,796,974)
BALANCE AT DECEMBER 31, 2012	46,397,997	464	50,435,311	(40,277,400)	10,158,375
Issuance of common stock and warrants, net of issuance costs	11,000,000	110	4,975,043	—	4,975,153
Fair value of warrants issued in connection with sale of common stock and recorded as a derivative liability	—	—	(4,975,043)	—	(4,975,043)
Stock-based compensation	—	—	2,323,233	—	2,323,233
Net loss	—	—		(10,782,168)	(10,782,168)
BALANCE AT DECEMBER 31, 2013	57,397,997	$574	$52,758,544	$(51,059,568)	$1,699,550

 See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,		Cumulative Development-Stage Period from November 7, 2002 through December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,782,168)	$(8,796,974)	$(51,059,568)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	424,758	497,253	3,338,049
Stock-based compensation	2,323,233	1,503,297	6,681,403
Intrinsic value of beneficial conversion feature associated with convertible debt	—	—	471,765
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	—	19,671
Loss on disposal of fixed assets	7,523	—	44,000
(Gain) loss on derivative warrants	(2,373,941)	33,854	(2,327,929)
Loss on issuance of derivative warrants	744,957	—	744,957
Changes in:
Prepaid expenses and other current assets	48,056	(72,426)	(263,167)
Accounts payable and accrued liabilities	445,108	238,949	781,969
Accrued interest	—	—	463,722
Deferred rent	7,830	11,023	143,234
Cash used in operating activities	(9,154,644)	(6,585,024)	(40,872,374)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	—	905,649
Purchases of fixed assets	(147,812)	(97,691)	(5,732,095)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	2,000,000	(2,000,000)	(55,000)
Payment for intangible assets	—	—	(19,671)
Cash provided by (used in) investing activities	1,852,188	(2,097,691)	(4,894,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	2,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	—	—	(1,227,944)
Payments on capital lease obligations	(2,397)	(2,235)	(9,280)
Proceeds from issuance of common stock and warrants, net of issuance costs	4,975,153	6,838,774	43,688,181
Proceeds from exercise of warrant	—	1,088,300	1,338,300
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	—	—	(145)
Change in deferred financing costs	70,539	(70,539)	28,500
Cash provided by financing activities	5,043,295	7,854,300	48,184,875
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,259,161)	(828,415)	2,418,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,677,545	5,505,960	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,418,384	$4,677,545	$2,418,384
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—	$208,689
Fair value of warrants classified as a derivative liability	$5,720,000	$—	$5,720,000
Fair value of derivative warrants reclassified to additional paid-in capital upon cashless exercise	$—	$43,855	$92,194
Issuance of common stock in connection with the conversion of notes payable and accrued interest	$—	$—	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$—	$—	$78,407
Fair value of liabilities assumed in exchange for securities in a business combination	$—	$—	$(439,615)
Goodwill resulting from a business combination	$—	$—	$1,675,462

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (“Cellectar Bio” or the “Company”) is a biopharmaceutical company developing compounds for the treatment and imaging of cancer.  Prior to February 11, 2014, the name of the Company was Novelos Therapeutics, Inc. (“Novelos”). On April 8, 2011, Novelos, entered into a business combination (the “Acquisition”) with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers.

References in these financial statements and notes to “Cellectar, Inc.” relate to the activities and financial information of Cellectar, Inc. prior to the Acquisition, references to “Novelos” relate to the activities and financial information of Novelos prior to the Acquisition and references to “Cellectar Bio” or “the Company” or “we” or “us” or “our” relate to the activities and obligations of the combined Company following the Acquisition.

The Company’s headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $51,059,568 at December 31, 2013. During the year ended December 31, 2013, the Company generated a net loss of $10,782,168 and the Company expects that it will continue to generate operating losses for the foreseeable future.  On February 5, 2014, the Company entered into a securities purchase agreement with certain accredited investors to sell $4,000,000 in principal amount of convertible debentures and warrants to purchase 8,000,000 shares of its common stock for an aggregate purchase price of $4,000,000.  On February 6, 2014, the Company completed the sale of the debentures and warrants (the “February 2014 Private Placement”) (see Note 17). The Company believes that its cash balance at December 31, 2013, plus the proceeds from the February 2014 Private Placement, is adequate to fund operations at budgeted levels through June 2014. The Company’s ability to execute its operating plan beyond June 2014 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.  The consolidated financial statements as of and for the twelve months ended December 31, 2013 are presented on a consolidated basis.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company — The Company has been in the development stage since its inception.  The primary activities since inception have been organizational activities, research and development and raising capital.  No significant revenues have been generated from planned operations.  As of December 31, 2013, the Company remained in the development stage.

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

Restricted Cash — The Company accounts for cash and claims to cash that are committed for other than current operations as restricted cash.  Restricted cash at December 31, 2013 and 2012 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility (see Note 12).  In October 2013, the Company received a waiver of its agreement to use the proceeds from a November, 2012 private placement for the construction of additional manufacturing facilities at its Madison, WI location.  Accordingly, the corresponding amount of $2,000,000 was reclassified from restricted cash to cash and cash equivalents on the balance sheet as of December 31, 2013 (see Note 8). As of December 31, 2012, the $2,000,000 is recorded as long-term restricted cash as a result of the initial contractual designation in place as of that date.

Deferred Financing Costs — Incremental direct costs associated with the issuance of the Company’s common stock is deferred and is recognized as a reduction of the gross proceeds upon completion of the related equity transaction.  In the event that the equity transaction is not probable or is aborted, the Company expenses such costs.  There were no deferred financing costs as of December 31, 2013.  At December 31, 2012, the Company had recorded $70,539 of costs in connection with a public offering of stock.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (5 years).  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, leasehold improvements are depreciated over 17 years (their estimated useful life), which represents the full term of the lease, including all extensions (see Note 5).

Goodwill — Intangible assets at December 31, 2013 and 2012 consist of goodwill recorded in connection with the Acquisition. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management has provided a full valuation allowance against the Company’s gross deferred tax asset.  Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority.  Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year.  There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2013 and 2012.

Comprehensive Loss — There were no components of comprehensive loss other than net loss in all of the periods presented.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable, and long-term obligations.  The carrying amount of cash equivalents, investments and accounts payable approximate their fair value due to their short-term nature.  The carrying value of long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market rates of interest available in the market.

Derivative Instruments   – The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 16,527,310 and 27,310 at December 31, 2013 and 2012, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2013 and 2012, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2013 and 2012 is on deposit in a non-interest-bearing transaction account with a well-established financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2013, uninsured cash balances totaled approximately $2,165,000.

3. FAIR VALUE

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

⋅	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.

47

⋅
Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

⋅	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company had issued warrants to purchase 27,310 shares of commons stock (see Note 8) that were issued prior to the Acquisition (“Legacy Warrants”) and are classified within the Level 2 hierarchy.  Additionally, the Company issued warrants to purchase an aggregate of 16,500,000 common shares in a February 2013 public offering (“February 2013 Public Offering Warrants”) (see Note 8) which are classified within the Level 3 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$4,363	$—	$4,363
February 2013 Public Offering Warrants	—	—	3,355,000	3,355,000
Total	$—	$4,363	$3,355,000	$3,359,363

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$13,304	$—	$13,304

In order to estimate the fair value of the Legacy Warrants considered to be derivative instruments, the Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 9).

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates ranging from 0.07% to 1.27%, volatility ranging from 75% to 115%, the contractual term of the warrants ranging from 0.14 to 4.14 years, future financing requirements and dividend rates.  The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events.  Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	December 31, 2013	December 31, 2012

Beginning balance	$—	$—
Fair value of warrants issued in connection with February 2013 public offering	5,720,000	—
Gain on derivatives resulting from change in fair value	(2,365,000)	—
Warrants	$3,355,000	$—

 4. GOODWILL

The Company recorded goodwill of $1,675,462 in connection with the Acquisition described in Note 1.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

There were no changes in goodwill during the years ended December 31, 2013 or 2012, after the initial purchase accounting.

The Company is required to perform an annual impairment test related to goodwill which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. During the fourth quarter of 2013, the annual test was performed and it was determined that there had been no impairment to goodwill.

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2013	2012

Office and laboratory equipment	$3,296,810	$3,151,120
Computer software	4,000	4,000
Leasehold improvements	2,324,672	2,337,935
Total fixed assets	5,625,482	5,493,055
Less accumulated depreciation and amortization	(3,264,948)	(2,848,052)
Fixed assets, net	$2,360,534	$2,645,003

For the years ended December 31, 2013 and 2012, the Company incurred approximately $425,000 and $497,000 of depreciation and amortization expense, respectively.

6. LICENSE AGREEMENTS

2003 License Agreement with the University of Michigan

In September 2003, Cellectar, Inc. entered into an exclusive license agreement (the “U. Mich. License”) with the Regents of the University of Michigan, (“U. Mich.”) for the development, manufacture and marketing of products under several composition-of-matter patents in North America that expire at varying dates in 2016.  The U. Mich. License expires upon the expiration of the last covered patent.  The Company is responsible for an annual license fee of $10,000 and is required to pay costs associated with the maintenance of the patents covered by the U. Mich. License.  Additionally, the Company is required to make milestone payments of $50,000 upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for a licensed product intended for use in a therapeutic or diagnostic application (such milestone fees may be deferred and paid within 12 months of the first commercial sale of such products) and make certain milestone payments within a year following the first commercial sale of any licensed products.  The sales milestones range from $100,000 to $200,000, dependent upon whether the drug is for use in a diagnostic or therapeutic application, provided that if sales in the first 12 months are less than the amount of the milestone, then we are required to pay 50% of all sales until the milestone is satisfied. The milestone payments may total up to $400,000. The U. Mich. License provides that the Company pay a royalty equal to 3% of net sales of any licensed products sold by the Company or its sublicensees for such licensed products, provided however if the sublicense fee payable to the Company is between 4% and 5% of net sales, then the royalties payable to U. Mich. Shall be equal to 50% of the sublicense fee.  Furthermore, the U. Mich. License provides for a reduction in the royalties owed by up to 50% if the Company is required to pay royalties to any third parties related to the sale of the licensed products.  If the Company receives any revenue in consideration of rights to the licensed technology that is not based on net sales, excluding any funded research and development, the Company is required to pay U. Mich. 10% of amounts received.  U. Mich. may terminate the license agreement if the Company ceases operations, fails to make any required payment under the license agreement, or otherwise materially breaches the U. Mich. License agreement, subject to the applicable notice and cure periods.  To date, the Company has made all payments as they have become due, there have been no defaults under the U. Mich. License, nor has the Company been notified of a default by U. Mich. The Company may terminate the license agreement with six months’ notice to U. Mich. and the return of licensed product and related data.  The U. Mich. License containes milestones that required certain development activities to be completed by specified dates. All such development milestones have either been completed or have been removed by subsequent amendment to the agreement.  U. Mich. has provided no warranties as to validity or otherwise with respect to the licensed technology.

The Company incurred expenses of approximately $4,200 and $2,400 for the reimbursement of patent maintenance fees to U. Mich. during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, all annual license fees have been paid in a timely manner.

7.  LONG-TERM NOTES PAYABLE

On September 15, 2010, Cellectar, Inc. entered into certain loan agreements with the Wisconsin Department of Commerce (“WDOC Notes”) to borrow a total of $450,000.  The WDOC Notes bear interest at 2% per annum beginning on the date of disbursement and allow for the deferral of interest and principal payments until April 30, 2015.  In the event of default of payment, interest on the delinquent payment is payable at a rate equal to 12% per annum.  Monthly payments of $20,665 for principal and interest commence on May 1, 2015 and continue for 23 equal installments with the final installment of any remaining unpaid principal and interest due on April 1, 2017.  As of December 31, 2013 and 2012, $450,000 is classified as a long-term note payable in the accompanying balance sheets.

As of December 31, 2013, long-term notes payable mature as follows:

Years ended December 31,
2014	$—
2015	119,957
2016	243,591
2017	86,452
$450,000

For the years ended December 31, 2013 and 2012, the Company recorded approximately $9,000 in each applicable period of interest expense related to these long-term notes payable.

On February 6, 2014, the Company sold $4,000,000 in aggregate principal of convertible debentures and warrants to purchase 8,000,000 shares of its common stock for an aggregate purchase price of $4,000,000 (see Note 17).

8. STOCKHOLDERS’ EQUITY

June 2012 Public Offering

On June 13, 2012, pursuant to securities purchase agreements entered into with investors on June 7, 2012, the Company completed a registered public offering of an aggregate of 5,420,800 shares of its common stock, warrants to purchase up to an aggregate of 5,420,800 at an exercise price of $1.00 per share, exercisable for 90 days from issuance (the “Class B Warrants”), and warrants to purchase up to an aggregate of 2,710,400 shares of its common stock at an exercise price of $1.25 per share, exercisable for five years from issuance, for total gross proceeds of $5,420,800 and net proceeds of $4,870,978 after deducting transaction costs (the “June Offering”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event.  The relative fair value of the warrants issued to the investors was $1,994,631 at issuance and was included as a component of stockholders’ equity.  The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 9).  In the June Offering, the Company paid a cash fee of $379,456 and issued warrants to purchase 271,040 shares of its common stock at an exercise price of $1.25 per share expiring on June 13, 2017 to the placement agent.  The cash fee along with other legal and accounting costs associated with the offering were recorded as a reduction of the gross proceeds received.  The estimated fair value of the warrants issued to the placement agent was $255,703 and was recorded as a component of stockholders’ equity.

On September 10, 2012, the Company amended the terms of the Class B Warrants with investors who held warrants to purchase 5,255,000 shares of common stock to extend the expiration date for the exercise of such warrants until October 11, 2012.  The modification of the expiration date of the warrants resulted in a deemed dividend to warrant holders of $543,359 that was calculated as the difference between the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.  The deemed dividend is reflected as an adjustment to net loss to arrive at net loss attributable to common stockholders in the twelve months ended December 31, 2012.  Since the Company had an accumulated deficit at the time of the modification, there was no impact to the components of stockholders’ equity as a result of the recognition of the deemed dividend.

During the year ended December 31, 2012, Class B Warrants were exercised for an aggregate of 1,088,300 shares of common stock and the Company received aggregate cash proceeds of $1,088,300 in respect of those exercises.  The balance of the Class B Warrants, exercisable for up to 4,332,500 shares of common stock, expired.

November 2012 Private Placement

On November 2, 2012, the Company completed a private placement of 2,000,000 shares of its common stock, warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable for 90 days from issuance, and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock at an exercise price of $1.25 per share, exercisable for five years from issuance, for total gross proceeds of $2,000,000 (the “November Private Placement”).  The proceeds were designated for use in the construction of an in-house manufacturing facility for one of the Company’s product candidates, I-124-CLR1404. The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment only for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event.  The relative fair value of the warrants issued to the investor was $742,491 at issuance and was included as a component of stockholders’ equity.  The Company uses the Black-Scholes option pricing model to value warrants and applies assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 9).  The warrants to purchase 2,000,000 shares of common stock at $1.00 per share expired unexercised on January 31, 2013.

On October 9, 2013, the Company entered into a Waiver Agreement with Renova Assets Ltd. (“Renova”), under which Renova has waived the obligations of the Company to use the proceeds from the sale of securities for the construction of additional manufacturing facilities for its I-124-CLR1404 compound.  The Company has agreed to use the proceeds for the development of the compound and to invite two representatives, designated by Renova, to act as board observers through December 31, 2014. The Company paid $40,000 to Renova as reimbursement for administrative and other costs in connection with the Waiver Agreement. During the year ended December 31, 2013, the Company utilized approximately $122,000 of restricted cash from the November 2012 private placement for the evaluation of construction of the in-house facility. As a result of the designation of the remaining proceeds to fund ordinary operating activities rather than the previously contemplated construction project, the Company reclassified the remaining $1,878,000 from restricted cash to cash and cash equivalents on the accompanying balance sheet as of December 31, 2013.  As of December 31, 2012, the gross proceeds of $2,000,000 was classified as a long-term restricted asset as a result of the initial contractual designation on the proceeds (see Note 2).

February 2013 Public Offering

On February 20, 2013, pursuant to securities purchase agreements entered into with investors on February 12, 2013, the Company completed a registered public offering of an aggregate of 11,000,000 shares of its common stock, warrants to purchase up to an aggregate of 11,000,000 shares of its common stock at an exercise price of $0.50 per share which are exercisable for five years from issuance, and warrants to purchase up to an aggregate of 5,500,000 shares of its common stock at an exercise price of $0.50 per share which are exercisable for one year from issuance, for gross proceeds of $5,500,000 and net proceeds of $4,975,153 after deducting transaction costs, which include placement agent fees and legal and accounting costs associated with the offering (the “February 2013 Offering”). The warrant exercise price and the common stock issuable pursuant to such warrants are subject to adjustment for stock dividends, stock splits and similar capital reorganizations, in which event the rights of the warrant holders would be adjusted as necessary so that they would be equivalent to the rights of the warrant holders prior to such event.  The exercise price of the warrants is also subject to adjustment for dilutive issuances. The warrants did not meet the criteria for equity classification as a result of the down-round protection.  Accordingly the initial fair value of the warrants totaling $5,720,000 was recorded as a derivative liability on the date of issuance.  The fair value upon issuance exceeded the net proceeds received in the offering.  The excess of $744,957 was recorded as a loss on issuance of derivative warrants on the Company’s consolidated statement of operations for the twelve months ended December 31, 2013.  The Company measures the change in market value of the derivative instruments at each reporting period utilizing a modified option-pricing model to determine the fair value of the warrants (see Note 3). The change in fair value from the date of issuance through December 31, 2013 of $2,365,000 is recorded as a gain on derivatives in the twelve months ended December 31, 2013.  In the February 2013 Offering, the Company paid a cash fee of $385,000 and issued warrants to purchase 770,000 shares of its common stock at an exercise price of $0.625 per share expiring on February 4, 2018 to the placement agent. The placement agent warrants do not contain down-round protection.  On February 20, 2014, warrants to purchase 5,500,000 shares of common stock expired, unexercised.

Registration Rights

In connection with securities purchase agreements entered into on April 8, 2011 with certain accredited investors, the Company is subject to certain registration requirements. The Company filed a registration statement with the SEC on July 17, 2012 covering the resale of 4,000,000 shares of common stock pursuant to the registration requirements and this registration statement was declared effective on July 26, 2012. The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations.  The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”).  If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price.  As of December 31, 2013, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

Additionally, in connection with registered offerings of common stock and warrants during 2012 and 2013, the Company has entered into certain securities purchase agreements which require the Company to use commercially reasonable efforts to keep the applicable registration statements effective for the issuance of shares of common stock pursuant to the exercise of warrants issued in the offering as long as the warrants remain outstanding.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2013.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

February 2013 Public Offering (1)	11,000,000	$0.50	February 20, 2018
February 2013 Public Offering (1) (2)	5,500,000	$0.50	February 20, 2014
February 2013 Public Offering – Placement Agents	770,000	$0.625	February 4, 2018
November 2012 Private Placement	1,000,000	$1.25	November 2, 2017
June 2012 Public Offering	2,981,440	$1.25	June 13, 2017
December 2011 Underwritten Offering	9,248,334	$0.60	December 6, 2016
April 2011 Private Placement	6,058,811	$0.75	March 31, 2016
Legacy warrants (1)	27,310	$0.50	July 27, 2015
Legacy warrants	105,040	$16.065	July 27, 2015
Legacy warrants	91,524	$99.45-100.98	December 31, 2015

Total	36,782,459

(1)	The exercise prices of these warrants are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3.
(2)	On February 20, 2014, warrants to purchase 5,500,000 shares of common stock expired unexercised (see Note 17).

On February 6, 2014, in connection with a private placement of securities, we issued warrants to purchase 8,000,000 shares of common stock at $1.00 per share expiring on February 6, 2019 (see Note 17).

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options and warrants:

	December 31,
	2013	2012

Warrants	36,782,459	21,512,459
Stock options	12,693,166	6,439,188

Total number of shares reserved for future issuance	49,475,625	27,951,647

9.  STOCK-BASED COMPENSATION

2006 Stock Option Plan.   Following the Acquisition, option grants to directors and employees are made under the Company’s 2006 Stock Incentive Plan (the “Plan”).   A total of 14,000,000 shares of common stock are authorized for issuance under the Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants.  A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.  As of December 31, 2013, there are an aggregate of 3,340,131 shares available for future grants under the Plan.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Year Ended December 31,		Cumulative Development- Stage Period from November 7, 2002 through December 31,
	2013	2012	2013
Employee and director stock option grants:
Research and development	$355,012	$319,703	$1,163,273
General and administrative	1,229,617	1,010,605	4,388,409
Restructuring costs	705,518	—	705,518
	2,290,147	1,330,308	6,257,200
Non-employee consultant stock option grants:
Research and development	21,516	79,879	137,552
General and administrative	11,570	93,110	286,651
	33,086	172,989	424,203
Total stock-based compensation	$2,323,233	$1,503,297	$6,681,403

In connection with the reorganization of the Company’s executive management (see Note 16), the employment of both the Company’s chief executive officer and its vice president of research and development were terminated during 2013.  In connection with these terminations and pursuant to existing agreements, certain modifications were made to the terms of the options held by these executives to accelerate vesting and extend the exercise periods of options outstanding as of their termination dates. The incremental stock-based compensation associated with these modifications was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Accordingly, the Company recorded incremental stock-based compensation of $136,022 and recognized $569,496 of previously unrecognized stock-based compensation in connection with the modifications, which amounts are recorded as a component of restructuring costs on the accompanying consolidated statement of operations for the year ended December 31, 2013.

In November 2013, the Company completed a restructuring of its board of directors with the resignation of five directors and the appointment of one new director.  In connection with the resignations of the five directors, all of the unvested options held by them at the date of resignation were vested and the exercise period of the vested options was extended to three years from the date of resignation.  The Company recorded incremental stock-based compensation of $171,835 and recognized $101,972 of previously unrecognized stock-based compensation as a result of this modification.  The incremental stock-based compensation was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

During the year ended December 31, 2013, the Company granted options to purchase 5,285,573 shares of common stock in connection with the appointment of its Acting Chief Executive Officer (see Note 12), including options to purchase 1,925,573 shares of common stock exercisable at $0.75 per share (the “Anti-dilution Option”), exercisable as shares of the Company’s common stock are issued following the exercise of outstanding warrants to purchase up to 36,585,895 shares of the Company’s common stock, in the ratio of one option share for each 19 shares issued upon warrant exercise. No compensation expense was recognized related to these options as the Company was not able to conclude that the achievement of the performance condition was probable.  On February 20, 2014, warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.50 per share expired unexercised and as a result, the number of shares subject to the Anti-dilution Option was reduced by 289,473 shares, according to its terms. During the year ended December 31, 2012 the Company granted options to purchase 167,550 shares of common stock pursuant to performance-based awards to its chief executive officer.  No compensation expense was recognized related to the performance-based awards as the milestones were not met and the options were forfeited during the twelve months ended December 31, 2013.

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

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. The Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110, as the historical experience is not indicative of the expected behavior in the future. The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted. The Company applied the simplified method to non-employees who have a truncation of term based on termination of service and utilizes the contractual life of the stock options granted for those non-employee grants which do not have a truncation of service.

Forfeitures.   The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively as of December 31, 2013.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Volatility	109%	109% -115%
Risk-free interest rate	0.92% - 2.05%	0.7% - 0.925%
Expected life (years)	5.75 - 6.55	5.06 - 6.25
Dividend	0%	0%
Weighted-average exercise price	$0.46	$0.75
Weighted-average grant-date fair value	$0.28	$0.62

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at November 7, 2002	—
Options acquired in a business combination	49,159	$100.52
Granted	6,240,083	$1.35
Canceled	(1,001,728)	$3.80
Forfeited	(459,876)	$2.46
Outstanding at December 31, 2011	4,827,638	$1.82
Granted	1,956,650	$0.75
Canceled	(1,666)	$0.45
Forfeited	(343,434)	$1.38
Outstanding at December 31, 2012	6,439,188	$1.52
Granted	6,885,573	$0.46
Canceled	(189,040)	$5.89
Forfeited	(442,555)	$0.78
Outstanding at December 31, 2013	12,693,166	$0.91

Vested, December 31, 2013	4,906,718	$1.55	4.17	$0
Unvested, December 31, 2013	7,786,448	$0.50	9.64	$134,400
Exercisable at December 31, 2013	4,906,718	$1.55	4.17	$0

Exercise prices for all grants made during the twelve months ended December 31, 2013 and 2012 were equal to or greater than the market value of the Company’s common stock on the date of grant.  The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013, December 31, 2012 and for the period from November 7, 2002 to December 31, 2013 was $0.28, $0.62 and $0.82, respectively.  The total fair value of shares vested during December 31, 2013 and 2012 and for the period November 7, 2002 to December 31, 2013 was $2,109,200, $1,549,300 and $6,464,900, respectively.   The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2013 was $0.88 and $0.33, respectively.   The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2012 was $1.01 and $0.73, respectively.

As of December 31, 2013, there was $2,045,527 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $607,116, $450,336, $323,536 and $172,363 during 2014, 2015, 2016 and 2017, respectively.  The Company expects 5,860,873 in unvested options to vest in the future.   In addition, there are outstanding options to purchase 1,925,573 shares of common stock that vest upon the occurrence of future events.  The Company was not able to conclude that the achievement of the performance condition is probable and thus do not have basis to estimate whether these options will vest and whether the future stock-based compensation expense of $492,176 will be recorded.

10.  INCOME TAXES

	2013	2012

Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(4,705,250)	(3,225,486)
State	134,225	2,291,913
Total deferred	(4,571,025)	(933,573)

Change in valuation allowance	4,571,025	933,573
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2013	2012

Deferred tax assets
Federal net operating loss	$25,731,718	$22,343,084
Federal research and development tax credit carryforwards	2,480,417	1,969,426
State net operating loss	2,070,642	2,252,566
State research and development tax credit carryforwards	724,200	633,571
Capitalized research and development expenses	11,128,803	11,068,868
Stock-based compensation expense	1,599,005	842,174
Intangible assets	380,339	440,556
Charitable contribution carryforwards	34,850	43,350
Accrued liabilities	26,112	25,199
Total deferred tax assets	44,176,086	39,618,794

Deferred tax liabilities
Depreciable assets	(257,314)	(271,049)
Total deferred tax liabilities	(257,314)	(271,049)

Net deferred tax assets	43,918,772	39,347,745
Less valuation allowance	(43,918,772)	(39,347,745)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2013	2012

Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes	(0.82)%	(17.20)%
Permanent items	5.10%	(0.17)%
Change in valuation allowance	(42.40)%	(10.61)%
Other	4.12%	(6.02)%

Total	—%	—%

As of December 31, 2013, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $75,682,000 and $39,415,000 respectively, which expire in 2018 through 2032 and in 2014 through 2032, respectively.  In addition, the Company has federal and state research and development and investment tax credits of approximately $2,480,000 and $1,097,000, respectively which expire in 2018 through 2032 and in 2018 through 2027, respectively.  The amount of NOLs and tax credit carryforwards which may be utilized annually in future periods will be limited pursuant to Section 382 of the Internal Revenue Code as a result of substantial changes in the Company’s ownership that have occurred or that may occur in the future.  The Company has not quantified the amount of such limitations.

Because of the Company’s limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the gross deferred tax asset.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2013 or 2012, and does not anticipate having unrecognized tax benefits over the next twelve months.  The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2009.  Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2009 as a result of its NOLs.  However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

11.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the years ended December 31, 2013 and 2012, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,		Cumulative Development- Stage Period from November 7, 2002 (inception) through December 31,
	2013	2012	2013
Warrants	36,782,459	21,512,459	36,782,459
Stock options	12,693,166	6,439,188	12,693,166

12.  COMMITMENTS

Consulting and Employment Agreements

On October 4, 2013, Dr. Simon Pedder was appointed as Acting Chief Executive Officer and elected as a Class III Director replacing Harry Palmin.  The Company entered into a consulting agreement with Dr. Pedder for the period from October 4, 2013 through March 31, 2014 under which the Company will pay Dr. Pedder a consulting fee of $30,000 per month, granted Dr. Pedder a non-qualified stock option to purchase up to 3,360,000 shares of common stock having an exercise price of $0.33 per share and vesting equally over four years and granted a non-qualified stock option to purchase up to 1,925,573 shares of common stock having an exercise price of $0.75 per share (the “Anti-dilution Option”), exercisable as shares of the Company’s common stock are issued following the exercise of outstanding warrants to purchase up to 36,585,895 shares of the Company’s common stock, in the ratio of one option share for each 19 shares issued upon warrant exercise.  Both non-qualified stock options expire on October 4, 2023 unless earlier exercised or terminated. On February 20, 2014, the number of shares subject to the Anti-dilution Option was reduced by 289,473 shares, according to its terms, following the expiration of warrants to purchase 5,500,000 shares of common stock.

The Company also entered into an employment agreement with Dr. Pedder effective as of April 1, 2014, pursuant to which Dr. Pedder will serve as President and Chief Executive Officer of the Company at a base salary rate of $350,000 per year beginning April 1, 2014 and will remain in effect until employment is terminated in accordance with the Employment Agreement.  Dr. Pedder will also receive a monthly reimbursement for temporary living costs not to exceed $4,000 per month during the first 6 months of employment. Dr. Pedder will be eligible for an annual bonus, based on performance, of up to 50% of his base salary at the discretion of the compensation committee of the board of directors. The agreement also provides for a continuation of Dr. Pedder’s salary for a period of six months and provides for the continuation of benefits for six months following a termination without cause, as defined.  In the event of a termination without cause, contingent upon the execution of a release agreement in favor of the Company, the Company will also provide for a one-year acceleration of unvested options, related to non-qualified options granted on October 4, 2013 to purchase up to 3,360,000 shares of common stock, and such vested options will remain exercisable for a period of 1-year following the termination date.  In the event of a change in control event, as defined, 100% of unvested options, related to non-qualified options granted on October 4, 2013 to purchase up to 3,360,000 share of common stock, will be accelerated and will remain exercisable for a period of 1-year following the change in control event.

Real Property Leases

On September 5, 2007, Cellectar, Inc. entered into a 36-month lease for office and manufacturing space, commencing September 15, 2007.  The lease provides for the option to extend the lease under its current terms for seven additional two-year terms.  Rent was $8,050 per month for the first year and then escalates by 3% per year for the duration of the term including any lease extension terms.  The lease also requires the payment of monthly rent of $1,140 for approximately 3,400 square feet of expansion space.  The monthly rent for the expansion space is fixed until such time as the expansion space is occupied at which time the rent would increase to the current per square foot rate in effect under the original lease terms.  The Company is responsible for certain building-related costs such as property taxes, insurance, and repairs and maintenance.  Rent expense is recognized on a straight-line basis and accordingly the difference between the recorded rent expense and the actual cash payments has been recorded as deferred rent as of each balance sheet date.  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, straight-line rent expense and the associated deferred rent has been calculated over 17 years, which represents the full term of the lease, including all extensions.

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

As of December 31, 2013, future minimum lease payments under this non-cancelable lease are approximately as follows:

Years ended December 31,
2014	$94,000
2015 – 2018	—
Thereafter	—
$94,000

In February 2014, the Company exercised its option to extend the lease for an additional two-year term that will commence on September 15, 2014 and continue through September 14, 2016.

The Company also leases office space in Newton, MA for monthly rent payments of $5,300 through March 31, 2014.  The Company has classified the related security deposit as a current asset in the accompanying balance sheet as of December 31, 2013.

Rent expense was approximately $229,000 and $227,000 for the years ended December 31, 2013 and 2012, respectively and approximately $1,597,000 from inception to December 31, 2013.

13.  CONTINGENCIES

Litigation

The Company is party to a legal matter that existed with Novelos prior to the Acquisition. The following summarizes the status of that matter.

 BAM Dispute

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure FDA approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, the Company filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of the Company on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of the Company was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal.  On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM has served its appellate brief.  The Company’s opposition to BAM’s appellate brief will be due on or before March 25, 2014.

We do not anticipate that this litigation matter will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

14.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that allows eligible employees who meet minimum age requirements to contribute a portion of their annual compensation on a pre-tax basis.  The Company has not made any matching contributions under this plan.

15.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, Inc. and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the year ended December 31, 2013, the Company made contributions to UW totaling $187,500 for use towards unrestricted research activities.  The Company paid $380,625 to UW for costs associated with clinical trial and other research agreements during the year ended December 31, 2013.  During the year ended December 31, 2012, the Company made contributions to UW totaling $269,000 for use towards unrestricted research activities and paid UW of approximately $349,000 for costs associated with clinical trial and other research agreements.

16.  RESTRUCTURING COSTS AND OTHER CORPORATE CHANGES

Management Restructuring and Exit Costs

During 2013 the Company had several changes to its board composition and our executive management, as summarized below.

Changes in Management and Relocation of Executive Offices

On October 4, 2013, the employment of our President and Chief Executive Officer, Harry Palmin was terminated without cause in accordance with his employment agreement, as amended, and Mr. Palmin resigned as a director of the Company. Dr. Simon Pedder was appointed as Acting Chief Executive Officer to succeed Mr. Palmin, and elected as a director. In connection with Mr. Palmin’s termination and pursuant to his employment agreement as amended, he received a payment of severance and cash in lieu of notice totaling $175,000 and continuation of health and dental benefits for six months following the termination date.  In addition, he received $75,000 upon the completion of specified milestones.  All of Mr. Palmin’s unvested options were vested on his termination date and the exercise period for his outstanding options was extended for an additional 18 months.  In connection with this modification of options, the Company recorded stock-based compensation expense of $665,327.

On November 8, 2013, the board of directors approved the relocation of the Company’s principal executive offices from Newton, Massachusetts to its corporate headquarters in Madison, Wisconsin.  In connection with the relocation, the employment of Christopher Pazoles, Vice President of Research and Development, was terminated effective November 30, 2013 and the responsibilities of Joanne Protano, Vice President of Finance, Chief Financial Officer and Treasurer, will be transitioned to Madison, Wisconsin during the first half of 2014. In connection with Dr. Pazoles’ termination, he received payments totaling $132,600 and his outstanding stock options were modified to accelerate the vesting by an additional six months and extend the exercise period until 18 months following termination. In connection with this modification of options, the Company recorded stock-based compensation expense of $40,191.

The Company has entered into a retention agreement with Ms. Protano that provides for the payment of a retention bonus equal to thirty percent of her salary if she remained employed with the Company as of December 31, 2013.  This payment of $67,427 was made in January 2014 and was recorded as expense in the twelve months ended December 31, 2013.  The agreement also provides for a lump-sum payment of $112,379, equal to six months base salary, and continuation of benefits for six months following a termination without cause or resignation with good reason on or before June 30, 2014.  Upon such a termination, all unvested options held by her shall be credited with an additional six months vesting and the vested options held by her shall be exercisable for eighteen months following termination. It is anticipated that Ms. Protano’s employment will be terminated prior to June 30, 2014 following the transition of her role to Madison, WI.

The costs totaling $1,097,000 associated with these actions are not considered part of ongoing operations and therefore have been reflected separately as restructuring costs on the accompanying consolidated statement of operations for the year ended December 31, 2013.  This amount consists of approximately $386,000 of severance and retention expense, approximately $706,000 of stock-based compensation expense related to the modification of options, and approximately $5,000 of other administrative expense.  The Company estimates that approximately an additional $200,000 in cash payments will be incurred for exit costs, consisting principally of severance in the first half of 2014. In addition, the Company will also record incremental stock-based compensation associated with the modification of options upon the termination of employees. The amount of such incremental stock-based compensation can’t be estimated at this time.

Restructuring of Board of Directors

On November 7, 2013, Michael F. Tweedle, resigned from the Company’s board of directors and from his committee appointments, and Paul L. Berns was appointed as a director to fill the resulting vacancy.  Effective November 8, 2013, Thomas Rockwell Mackie, James S. Manuso, John E. Niederhuber and Howard M. Schneider resigned from the Company’s board of directors and from their respective committee appointments.  Thereafter, the board set the number of directors constituting the whole board at five. In connection with their resignations, the options held by the departing directors were modified such that all unvested shares became fully vested and the exercise period for all outstanding options was extended to three years from the date of resignation.  In connection with this modification of options, the Company recorded stock-based compensation of approximately $274,000 in the year ended December 31, 2013 (see Note 9).    This amount is included as a component of general and administrative costs on the accompanying statement of operations for the year ended December 31, 2013.

17.  SUBSEQUENT EVENTS

Sale of Convertible Debentures and Warrants

On February 5, 2014, the Company entered into a securities purchase agreement with certain accredited investors to sell $4,000,000 in principal amount of convertible debentures and warrants to purchase 8,000,000 shares of its common stock for an aggregate purchase price of $4,000,000.  On February 6, 2014, the Company completed the sale of the debentures and warrants.

The debentures mature on February 6, 2016 and are convertible at any time at a conversion price of $0.50 per share into an aggregate of 8,000,000 shares of common stock. The debentures accrue interest at an annual rate of 8%, payable upon redemption or conversion, in cash or shares of the Company’s common stock.   The debenture conversion price and /or the common stock issuable pursuant to the debentures are subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.

The Company may elect to redeem the debentures prior to the maturity date upon 30-day notice to the holder.  In the event of any sale of securities by the Company resulting in aggregate gross proceeds of at least $2,000,000 (a “Subsequent Financing”), the holder shall have the right to require the Company to redeem some or all of the then outstanding principal amount of the debenture, plus all accrued but unpaid interest and other amounts due in respect of the debenture, in an amount equal to the amount of the holder’s investment in the Subsequent Financing by delivering notice to the Company on or before the consummation date of the Subsequent Financing.  If, within 21 months after the issuance of the debentures, the Company raises gross proceeds of at least $ 8,000,000, in the aggregate, in one or more subsequent financings (the “Minimum Proceeds”), the Company may, by notice given within three trading days after the receipt of the Minimum Proceeds, compel holders to convert all or part of the then outstanding principal amount of the debentures and accrued but unpaid interest and other amounts.

Other than as specifically allowed in the debentures, as long as any of the debentures remain outstanding, the Company may not, without the consent of holders of a majority in principal amount of the then outstanding debentures: incur any indebtedness for borrowed money; grant any liens on its property or assets, repurchase shares of its common stock or common stock equivalents; repurchase or otherwise acquire any indebtedness; pay cash dividends or distributions on any equity securities; enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company; or enter into any agreement with respect to any of the foregoing.

If any event of default occurs, the outstanding principal amount of the debentures, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash. If such amounts are not paid within 5 days after the occurrence of any event of default, interest shall begin to accrue at the lesser of 12% per annum or the maximum rate permitted under applicable law.  Events of default consist of:  any default in the payment of amounts due and payable that is not cured within three trading days;  failure of the Company to observe or perform any other covenant or agreement contained in the Debentures that is not cured within the earlier to occur of five trading days after notice of such failure sent by any holder of debentures or ten trading days after the Company has become aware of such failure; the occurrence of any uncured material default or event of default under the other transaction documents or any other material agreement, lease, document or instrument under which the Company or any of its subsidiaries is obligated; any representations or warranties made in the debentures or other transaction documents being materially false when made; an institution of any voluntary or involuntary bankruptcy or other insolvency proceeding or similar or related events; default on any borrowings in excess of $150,000; the Company’s common stock being ineligible for quotation on a trading market for greater than five trading days; the Company entering into any change in control transaction; the Company’s failure to deliver shares of common stock as required upon conversion of the debentures; or the Company being the subject of a monetary judgment greater than $100,000.

Common Stock Purchase Warrants

The warrants have an exercise price of $1.00 and, if unexercised, expire on February 6, 2019.  The warrants are exercisable only following the full or partial conversion of the associated debentures, and in the event of a partial conversion the warrant shall become exercisable only for a proportionate number of the total shares subject to the warrant. In the event any debentures cease to be outstanding prior to the associated warrants becoming exercisable, whether by reason of repayment, prepayment, redemption or otherwise, the associated warrants will automatically terminate.

The warrant exercise price and/or the common stock issuable pursuant to the warrants are subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.

The Company is currently assessing the accounting treatment for the issuance of the convertible debt in connection with this private placement.

Change in Corporate Name

On February 11, 2014, the Company changed its name from Novelos Therapeutics, Inc. to Cellectar Biosciences, Inc.  The name change was effected pursuant to the short form merger of a wholly-owned Delaware subsidiary named Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc., which resulted in the change to the name of the parent company to Cellectar Biosciences, Inc.  All references in these financial statements and notes have been revised accordingly.

Warrant Expiration

On February 20, 2014, warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.50 per share expired unexercised. As a result of the expiration of warrants, the number of shares subject to the Anti-Dilution Option held by the Company’s Acting Chief Executive Officer was reduced by 289,473 shares, according to its terms.

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

Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in internal control over financial reporting.  During the fourth quarter of 2013 we had several changes to our board composition and our executive management team which could affect our internal control over financial reporting.

On October 4, 2013, Harry S. Palmin departed as Chief Executive Officer and resigned from the Board of Directors, and Dr. Simon Pedder was appointed as Acting Chief Executive Officer to succeed Mr. Palmin, and elected to the Board of Directors. Dr. Pedder has substantial senior management experience in drug development companies, most recently as the Chief Executive Officer and director of Chelsea Therapeutics, Inc., a publicly-held development-stage biopharmaceutical company, from May 2004 through July 2012.

On November 7 and 8, 2013, our Board of Directors was restructured with the resignation of five directors and the appointment of one new director.  The board resignations included the resignation of the chairman and one member of our three-person Audit Committee.  Concurrent with these resignations, the remaining existing member of the Audit Committee, John Neis, was appointed as chairman.  Mr. Neis has substantial financial and industry experience and has served on the boards of directors and audit committees of other publicly-traded companies. Concurrent with Mr. Neis’ appointment as chairman, two additional members of our board, Stephen Hill and Paul Berns were appointed to the Audit Committee. Dr. Hill and Mr. Berns both have extensive experience serving as chief executives, directors and members of audit committees of other publicly-traded drug-development companies.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have identified the changes described above as changes in the internal control over the financial reporting process that occurred during the Company’s fourth fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.                Other Information.

None.
PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

During 2013 we had several changes to our board composition and our executive management, as summarized below.

Changes in Management and Relocation of Executive Offices

On October 4, 2013, Harry S. Palmin departed as Chief Executive Officer and resigned from the Board of Directors, and Dr. Simon Pedder was appointed as Acting Chief Executive Officer to succeed Mr. Palmin, and elected to the Board of Directors as a Class III director.

On November 8, 2013, the Board of Directors approved the relocation of the Company’s principal executive offices from Newton, Massachusetts to its corporate headquarters in Madison, Wisconsin.  In connection with the relocation, the employment of Christopher Pazoles, Vice President of Research and Development, was terminated effective November 30, 2013 and the responsibilities of Joanne Protano, Vice President of Finance, Chief Financial Officer and Treasurer, will be transitioned to Madison, Wisconsin during the first half of 2014.

Restructuring of Board of Directors

On November 7, 2013, Michael F. Tweedle, a Class II director, resigned from the Company’s board of directors and from his committee appointments, and Paul L. Berns was appointed as a Class II director to fill the resulting vacancy.  Effective November 8, 2013, Thomas Rockwell Mackie, James S. Manuso, John E. Niederhuber and Howard M. Schneider resigned from the Company’s board of directors and from their respective committee appointments.  Thereafter, the Board set the number of directors constituting the whole Board at five, consisting of two Class I directors, one Class II Director, and two Class III directors.  In connection with such action, Stephen A. Hill and John Neis, who had been Class II directors, were designated and elected as Class I directors to fill the vacancies created in that Class.

Our directors (1) and executive officers are:

Name	Age	Position
Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S. (2) (3)	55	Chairman of the Board and Director (Class I)
Simon Pedder, Ph.D. (4)	53	Acting Chief Executive Officer and Director (Class III)
J. Patrick Genn	57	Vice President of Business Development
Kathryn M. McNeil	39	Vice President of Investor Relations, Public Relations and Corporate Communications
Joanne M. Protano	45	Vice President, Chief Financial Officer and Treasurer
Jamey P. Weichert, Ph.D. (4)	57	Chief Scientific Officer and Director (Class III)
Paul L. Berns (2)(3)(4)	47	Director (Class II)
John Neis (2)(3)	58	Director (Class I)
______________

(1)	Our certificate of incorporation provides for the division of the Board into three classes, Class I, Class II and Class III, as nearly equal in size as possible with staggered three-year terms. At each annual meeting of our stockholders, the terms of one such class expires. The Class II director was most recently re-elected in December 2013. Terms of the Class III directors expire at our 2014 annual meeting, or such later time at which their respective successors are duly elected and qualified.
(2)	Member of the compensation committee.
(3)	Member of the audit committee.
(4)	Member of the nominating and corporate governance committee.

Our executive officers are appointed by, and serve at the discretion of, the Board.

Stephen A. Hill.  Dr. Hill was elected the chairman of our board of directors in September 2007. Dr. Hill was appointed the President and CEO of Targacept Inc. in November 2012, effective December 1, 2012. Dr. Hill was the President and CEO of 21CB, a nonprofit initiative of UPMC designed to provide the United States government with a domestic solution for its biodefense and infectious disease biologics portfolio, from March 2011 until December 2011.  Dr. Hill served as the President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. from April 2008 until its acquisition by Abbott Laboratories in 2010.  Prior to joining Solvay, Dr. Hill had served as ArQule's President and Chief Executive Officer since April 1999.  Prior to his tenure at ArQule, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. from 1997 to 1999.  Dr. Hill joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom.  He held several senior positions at Roche, including Medical Director where he was responsible for clinical trials of compounds across a broad range of therapeutic areas, including CNS, HIV, cardiovascular, metabolic and oncology products.  Subsequently, he served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities.  Dr. Hill also was a member of Roche's Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards.  Prior to Roche, Dr. Hill served seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery.  Dr. Hill has served as the chairman of the board of directors of Lipocine Inc. since January 2014. Dr. Hill is a Fellow of the Royal College of Surgeons of England and holds his scientific and medical degrees from St. Catherine's College at Oxford University. Dr. Hill’s extensive experience in a broad range of senior management positions with companies in the life sciences sector make him a highly qualified member of our board of directors.

Simon C. Pedder.  Dr. Pedder was appointed our Acting Chief Executive Officer and elected a Director of the Company in October 2013.  He served as President, Chief Executive Officer and director of Chelsea Therapeutics, Inc., a development stage biopharmaceutical company, from May 2004 through July 2012.  He currently serves as a consultant to that company. From 1991 through May 2001 and again from January 2003 through May 2004, Dr. Pedder held positions of increasing responsibility at Hoffmann-La Roche Inc., including Director of International Clinical Science, Director of International Clinical Operations, Global Project Leader of Pharmaceutical Development, Life Cycle Leader, PEGASYS/IFN and Head of Hepatitis Franchise, Pharma Business, and Vice President of Pharma Business Oncology. From May 2001 through December 2002, Dr. Pedder was the Vice President and Head of Drug Development at Shearwater Corporation.  Dr. Pedder serves on the board of directors of Eboo Pharmaceuticals, Inc. and BTI Pharmaceuticals.  Dr. Pedder has a Bachelor of Environmental Studies from the University of Waterloo, a Master of Science in Toxicology from Concordia University and a Ph.D. in Pharmacology from the Medical College at the University of Saskatchewan College of Medicine.  Dr. Pedder’s experience in cancer drug development and his experience managing a public life sciences company make him a highly qualified member of our Board.

J. Patrick Genn. Mr. Genn was appointed our Vice President of Business Development in November 2013.  He had previously served as our vice president of investor relations since December 2011. He has 30 years of senior management experience in finance, banking and investment management. Mr. Genn was previously President of Continuum Investment Holdings, Inc. from 2006 through mid-2010 while serving on the board of directors of several biotech and technology companies including Cellectar, Inc.  From 2001 through 2005, he was an advisor and consultant to several companies including Carmel Valley Ventures and Continuum Investment Partners. Mr. Genn held several senior management positions at Wells Fargo between 1987 and 2001. He was a member of the senior management team that launched its mortgage lending division in 1987 and its premier banking division in 1993. He was also a member of the core mergers and acquisitions integration team and managed private client services in San Diego, CA. Mr. Genn received a B.B.A. in Marketing and a M.S. in Product Management from the University of Wisconsin-Madison.

Kathryn M. McNeil.  Ms. McNeil was appointed our vice president of investor relations, public relations and corporate communications in October 2013.  She has over 10 years of investor relations experience in the life sciences industry. From 2005 through 2012, Ms. McNeil served as the primary external communications strategist for clinical, regulatory and corporate developments for Chelsea Therapeutics, Inc, most recently as the senior director of investor and public relations, advising the senior management team and board of directors on matters of investor and public relations, crisis communications and public affairs. From 2004 to 2005, she held various account management positions including assistant vice president at The Investor Relations Group (IRG), a communications consulting firm focused on providing investor and public relations guidance for micro and small cap companies in the healthcare, biotech and technology industries. From early 2000 through 2002, she held various investor relations positions in the telecommunications industry. Ms. McNeil received a B.A. in Art History from Wesleyan University.

Joanne M. Protano.  Ms. Protano was appointed our vice president, chief financial and accounting officer, and treasurer in December 2007.  She has over 20 years of finance and senior management experience. She previously served as our Senior Director of Finance and Controller from June 2006 to December 2007.  From 1996 to 2006, she held various management and senior management positions with Ascential Software, Inc. and predecessor companies including Assistant Controller, Reporting for Ascential Software, Vice President and Chief Financial Officer for the Ascential Software Division of Informix Software, Inc. and Corporate Controller of Ardent Software, Inc.  Prior to her tenure in the technology industry, from 1990 to 1996 she was employed by Deloitte and Touche LLP as an audit manager, serving technology and healthcare clients.  Ms. Protano received a B.S. in business administration from Bryant College.

Jamey P. Weichert.  Dr. Weichert was the primary founder of Cellectar, Inc. and served as Cellectar, Inc.’s Chairman and Chief Scientific Officer beginning in 2002. He was appointed as our Chief Scientific Officer and a director in April 2011 at the time of the Acquisition. Dr. Weichert is an Associate Professor of the Departments of Radiology, Medical Physics, Pharmaceutics and member of the Comprehensive Cancer Center at the University of Wisconsin, Madison. He has a bachelor’s degree in chemistry from the University of Minnesota and a doctorate in medicinal chemistry from U. Mich. His research interests include the design, synthesis and evaluation of biomimetic CT and MRI imaging agents and diapeutic radiopharmaceuticals. He has been involved in molecularly targeted imaging agent development his entire professional career and has developed or co-developed several imaging agents nearing clinical trial status. Dr. Weichert serves or has served on the editorial boards of numerous scientific journals and has authored more than 40 peer reviewed publications and 150 abstracts. He also has 20 issued or pending patents related to drug delivery, imaging and contrast agent development. Dr. Weichert’s experience founding and managing the development of our product candidates and his knowledge of radiation technology are strong qualifications to serve on the Board.

Paul L. Berns.  Mr. Berns was appointed a director in November 2013. He is currently a self-employed consultant to the pharmaceutical industry. Mr. Berns has served as a member of the board of directors of Jazz Pharmaceuticals, Inc. since June 2010. Mr. Berns has been a director of Anacor Pharmaceuticals, Inc. since June 2012 and of XenoPort, Inc. since 2005. From March 2006 to September 2012, Mr. Berns served as President and Chief Executive Officer, and as a member of the Board of Directors of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was president, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company. Mr. Berns received a B.S. in Economics from the University of Wisconsin.  Mr. Berns’ experience leading and advising drug development companies make him highly qualified to serve on our board.

John Neis.  Mr. Neis became a director of our Company in April 2011 at the time of the Acquisition. He had served as director of Cellectar, Inc. since February 2008. Mr. Neis has been Managing Director of Venture Investors LLC since 1986 and heads the firm’s Healthcare practice. He has over 28 years’ experience in the venture capital industry and has served on the Board of Directors of numerous companies from formation through initial public offering or sale. Mr. Neis currently serves on the boards of directors of Virent Energy Systems and  Deltanoid Pharmaceuticals, Inc. He is a former member of the Boards of Directors of several firms including TomoTherapy (acquired by Accuray), Third Wave Technologies (acquired by Hologic), NimbleGen Systems (acquired by Roche) and Inviragen (acquired by Takeda). Mr. Neis was appointed to the Board of the Wisconsin Technology Council and the Wisconsin Growth Capital Coalition.  He also serves on the advisory boards for the Weinert Applied Ventures Program, the Dean’s Advisory Board in the School of Business and Tandem Press in the School of Education at the University of Wisconsin - Madison. Mr. Neis has a B.S. in Finance from the University of Utah, and a M.S. in Marketing and Finance from the University of Wisconsin, Madison. He is a Chartered Financial Analyst. Mr. Neis’ extensive experience leading emerging companies makes him a highly qualified member of the Board.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.                 Executive Compensation.

Compensation of Directors and Executive Officers

Summary Compensation: The following table sets forth certain information about the compensation we paid or accrued with respect to our principal executive officer and our two most highly compensated executive officers (other than our chief executive officer) who served as executive officers during the year ended December 31, 2013 and whose annual compensation exceeded $100,000 for that year.

Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $10,000 for each person listed.

				Option	All other
		Salary	Bonus	Awards ($)	compensation
Name and Principal Position	Year	($)	($)	(1)	($)	Total ($)

Simon Pedder, Ph.D. (2)	2013	$0	$0	$927,024	$90,000	$1,017,024
Acting Chief Executive Officer	2012	$0	$0	$0	$0	$0

Harry S. Palmin (3)	2013	$229,348	$75,000	$104,570	$175,000	$583,918
President, Chief Executive Officer	2012	$275,400	$0	$209,069	$0	$484,469

Christopher J. Pazoles, Ph.D. (4)	2013	$243,100	$0	$31,452	$132,600	$407,152
Senior Vice President of Research and Development	2012	$255,000	$0	$77,163	$0	$332,163

Joanne M. Protano (5)	2013	$224,757	$67,427	$0	$0	$292,184
Vice President, Chief Financial Officer and Treasurer	2012	$198,900	$0	$61,730	$0	$260,630

Jamey P. Weichert, Ph.D.	2013	$180,336	$0	$76,625	$0	$256,961
Chief Scientific Officer	2012	$173,400	$0	$77,163	$0	$250,563
____________

(1)	The amounts shown in this column represent the aggregate grant date fair value of each stock award, without regard to the portion of the award that vested during the respective year and was estimated on the grant date using the Black-Scholes option-pricing model and the following ranges of assumptions: volatility of 109%; risk-free interest rates ranging from 0.92% – 2.05%; expected life of 6 - 6.55 years and a dividend yield of 0%. The amounts in this column for 2013 also include incremental stock-based compensation of $104,570 and $31,452 associated with the modification of options in connection with the termination of Mr. Palmin and Dr. Pazoles, respectively, as described further in footnotes 3 and 4 below.
(2)	The amounts in the other compensation column represent payments to Dr. Pedder pursuant to our consulting agreement with him that became effective on October 4, 2013. The amount in the option awards column excludes $492,176 in aggregate grant-date fair value for awards granted to Dr. Pedder in 2013 related to performance-based awards because it is not yet probable that achievement of the performance conditions will be met.

(3)	On October 4, 2013, the employment of Mr. Palmin was terminated without cause in accordance with his employment agreement, as amended, and Mr. Palmin resigned as a Class III Director of the Company. In connection with Mr. Palmin’s termination, he received a payment of severance and cash in lieu of notice totaling $175,000, included in the other compensation column, and will receive continuation of health and dental benefits for six months following the termination date. All of Mr. Palmin’s unvested options were vested on his termination date and the exercise period was extended for an additional 18 months. We recorded incremental stock-based compensation expense of $104,570 and recorded $560,757 of previously unrecognized stock-based compensation during 2013 in connection with the option modification. The amount of incremental stock-based compensation expense of $104,570 has been included in option awards column for 2013. The amount included in the bonus column represents a payment made to Mr. Palmin in connection with the completion of specified milestones. The aggregate grant-date fair value of option awards granted to Mr. Palmin during 2012 excludes $98,456 related to performance-based awards because the awards were forfeited in January 2013 when the milestones were not met.
(4)	The employment of Dr. Pazoles was terminated effective November 30, 2013. In connection with the termination he received a severance payment of $132,600, included in the other compensation column, and options held by him were modified in accordance with his retention agreement. We recorded incremental stock-based compensation expense of $31,452 and recorded $8,739 of previously unrecognized stock-based compensation during 2013 in connection with the option modification. The amount of incremental stock-based compensation expense of $31,452 has been included in the option awards column for 2013.
(5)	The amount included in the bonus column consists of a retention bonus paid to Ms. Protano in 2014 pursuant to the terms of her retention agreement, since she remained employed with the Company as of December 31, 2013.

Employment and Other Agreements

Simon Pedder

On October 4, 2013, Simon Pedder was named Acting Chief Executive Officer of the Company and elected a Class III Director replacing Mr. Palmin.

We have entered into a consulting agreement (the “Consulting Agreement”) with Dr. Pedder in connection with his new appointment as Acting Chief Executive Officer for the period from October 4, 2013 through March 31, 2014.  Pursuant to the Consulting Agreement, we will pay Dr. Pedder a consulting fee of $30,000 per month.  The Consulting Agreement may be terminated by either party with 15 days’ notice.  In connection with the engagement of Dr. Pedder under the Consulting Agreement, we granted Dr. Pedder an option to purchase up to 3,360,000 shares of common stock, representing approximately five percent of the outstanding stock and stock options of the Company, having an exercise price of $0.33 per share and vesting equally over four years.  We also granted Dr. Pedder an option to purchase up to 1,925,573 shares of common stock, having an exercise price of $0.75 per share (the Anti-dilution option), which option becomes exercisable as shares of the Company’s common stock are issued following the exercise of outstanding warrants to purchase 36,585,895 number of shares (each a “Warrant”), in the ratio of one option share for each 19 shares issued upon warrant exercise.  Both non-qualified stock options expire on October 4, 2023, unless earlier exercised or terminated.  On February 20, 2014, the number of shares subject to the Anti-dilution Option was reduced by 289,473 shares following the expiration of 5,500,000 Warrants.

We have also entered into an employment agreement (the “Employment Agreement”) with Dr. Pedder, effective as of April 1, 2014, pursuant to which Dr. Pedder will serve as President and Chief Executive Officer of the Company.  Under the Employment Agreement, the Company will pay Dr. Pedder a base salary at the rate of $350,000 per year beginning on April 1, 2014 and will remain in effect until employment is terminated in accordance with the Employment Agreement.  The Employment Agreement also provides for reimbursement of certain expenses in connection with Dr. Pedder’s temporary accommodation in the Madison, Wisconsin area for the first six months of employment.  Dr. Pedder will be eligible for an annual bonus, based on performance, of up to 50% of his base salary at the discretion of the compensation committee of the board of directors. The agreement also provides for a continuation of Dr. Pedder’s salary for a period of six months and provides for the continuation of benefits for six months following a termination without cause, as defined.  In the event of a termination without cause, contingent upon the execution of a release agreement in favor of the Company, the Company will also provide for a one-year acceleration of unvested options, related to non-qualified options granted on October 4, 2013 to purchase up to 3,360,000 shares of common stock, and such vested options will remain exercisable for a period of 1-year following the termination date.  In the event of a change in control event, as defined, 100% of unvested options, related to non-qualified options granted on October 4, 2013 to purchase up to 3,360,000 share of common stock, will be accelerated and will remain exercisable for a period of 1-year following the change in control event.

Harry Palmin

On January 31, 2006, we entered into an employment agreement with Harry Palmin effective January 1, 2006, whereby he agreed to serve as our president and chief executive officer for an initial term of two years at an annual salary of $225,000, subsequently amended to $300,000.  The agreement automatically renewed for successive one-year terms in the absence of a notice given by either party at least 90 days prior to the end of such term. He was eligible to receive an annual cash bonus at the discretion of the compensation committee and to participate in our employee fringe benefit plans or programs generally available to our senior executives.  The agreement, as amended on June 1, 2011, eliminated any severance for Mr. Palmin in the event of termination but provided that in the event of termination without cause or resignation for good reason fifty percent of his unvested stock options would vest.   The agreement, as amended, contained a provision under which we could require that Mr. Palmin refrain from competing with us for one year after termination of his employment provided that we paid his base salary to him during that year.

On July 26, 2013, the employment agreement between the Company and Harry Palmin was amended further to provide for a lump sum payment of $150,000, equal to six months base salary and to provide for the continuation of benefits for six months following a termination without cause prior to March 31, 2014, to provide for the acceleration of vesting of all of Mr. Palmin’s unvested options in the event of a termination without cause or a resignation for good reason, to extend the exercise period of Mr. Palmin’s options to a period of 18 months following termination, and to provide for the payment of $150,000 to Mr. Palmin upon the completion of certain milestones prior to September 30, 2013.  On October 4, 2013, the employment of Mr. Palmin was terminated without cause in accordance with his employment agreement, as amended, and Mr. Palmin resigned as a Class III Director of the Company. In connection with Mr. Palmin’s termination, he received a payment of severance and cash in lieu of notice totaling $175,000 and continuation of health and dental benefits for six months following the termination date.  All of Mr. Palmin’s unvested options were vested on his termination date and the exercise period was extended for an additional 18 months.  In addition, he received $75,000 upon the completion of specified milestones.

Executive Retention Agreements

On July 26, 2013, the Company entered into retention agreements with Dr. Pazoles and Ms. Protano.  The retention agreements provide for the payment of a retention bonus equal to thirty percent of the executive’s salary if the executives remain employed with the Company as of December 31, 2013.  Furthermore, the agreements provide for a lump-sum payment of six months base salary and continuation of benefits for six months following a termination without cause or resignation with good reason on or before June 30, 2014.  Upon such a termination, all unvested options held by the executives shall be credited with an additional six months vesting and all vested options held by the executives shall be exercisable for eighteen months following termination.  The employment of Dr. Pazoles was terminated effective November 30, 2013.  In connection with the termination he received a severance payment of $132,600 and options held by him were modified in accordance with his retention agreement.  Ms. Protano received a retention payment of $67,427 in January 2014.  It is anticipated that her responsibilities will be transitioned to Madison, WI and her employment will be terminated prior to June 30, 2014.  In connection with that termination she will receive a severance payment of $112,379 and her options will be modified in accordance with her retention agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding stock options held as of December 31, 2013 by the executive officers named in the summary compensation table.

	Individual Grants
				Number of
			Number of	securities
			securities	underlying
			underlying	unexercised	Exercise
			unexercised	options	or
	Year		options	(#	base price	Expiration
Name	of Grant		(# exercisable)	unexercisable)	(/share)	date

Simon Pedder	2013	(1)	0	3,360,000	$0.33	10/4/2023
	2013	(2)	0	1,925,573	0.75	10/4/2023

Harry S. Palmin	2012	(3)	335,100	—	$0.75	12/14/2022
	2011	(3)	335,100	—	0.45	12/16/2021
	2011	(3)	590,200	—	1.40	5/18/2021
	2009	(4)	1,633	—	114.75	12/8/2019
	2008	(5)	2,614	—	65.79	12/15/2018
	2007	(5)	1,307	—	69.00	12/17/2017
	2006	(5)	980	—	139.23	12/11/2016
	2005	(6)	1,633	—	1.53	1/31/2015
	2005	(6)	980	—	1.53	3/31/2015
	2004	(7)	2,156	—	1.53	4/1/2014

Christopher J. Pazoles	2012	(8)	52,083	—	$0.75	12/14/2022
	2011	(8)	74,999	—	0.45	12/16/2021
	2011	(8)	199,999	—	1.40	5/18/2021
	2009	(4)	1,307	—	114.75	12/8/2019
	2008	(5)	1,307	—	65.79	12/15/2018
	2007	(5)	816	—	69.00	12/17/2017
	2006	(5)	653	—	139.23	12/11/2016
	2005	(9)	654	—	1.53	4/8/2015

Joanne M. Protano	2012	(4)	33,333	66,667	$0.75	12/14/2022
	2011	(4)	49,999	25,001	0.45	12/16/2021
	2011	(4)	124,999	25,001	1.40	5/18/2021
	2009	(4)	1,307	—	114.75	12/8/2019
	2008	(5)	1,307	—	65.79	12/15/2018
	2007	(5)	653	—	69.00	12/17/2017
	2006	(5)	261	—	139.23	12/11/2016
	2006	(5)	392	—	139.23	6/16/2016

Jamey P. Weichert	2013	(4)	—	250,000	$0.37	12/13/2023
	2012	(4)	41,666	83,334	0.75	12/14/2022
	2011	(4)	45,333	22,667	0.45	12/16/2021
	2011	(4)	113,333	22,667	1.40	5/18/2021

(1)	These shares vest annually in increments of one-fourth over four years from the date of grant. The exercise price equals the closing price on the date of grant.
(2)	These shares become exercisable as shares of the Company’s common stock are issued following the exercise of outstanding warrants to purchase 36,585,895 shares of our common stock, in the ratio of one option share for each 19 shares issued upon warrant exercise. On February 20, 2014, the number of shares subject to this option was reduced by 289,473 shares following the expiration of warrants to purchase 5,500,000 shares of common stock.
(3)	Included in the total number of securities underlying unexercised options are 753,976 of options that were accelerated upon termination in accordance with Mr. Palmin’s Employment Agreement. These options had originally vested quarterly over four years.
(4)	These shares vest quarterly in increments of one-twelfth over three years from the date of grant. The exercise price equals the closing price on the date of grant.
(5)	These shares vest annually in increments of one-third over three years from the date of grant. The exercise price equals the closing price on the date of grant.
(6)	These shares initially vested over a two-year period. Pursuant to their terms, the shares fully vested upon the completion of a non-bridge loan financing, which occurred in the second quarter of 2005. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.

(7)	These shares initially vested one-third upon grant and one-third annually over the following two years. Pursuant to their terms, one additional year of vesting occurred upon the completion of a non-bridge loan financing, which occurred in the second quarter of 2005. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.
(8)	Included in the total number of securities underlying unexercised options are 70,833 of options that were accelerated upon termination in accordance with Dr. Pazoles’ Retention Agreement. These options had originally vested quarterly over three years.
(9)	These shares vest annually in increments of one-third over three years from the date of grant. The exercise price equals the fair market value of our common stock on the date of grant as determined by our board of directors.

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

Director Compensation

Summary Compensation:   The following table sets forth certain information about the compensation we paid or accrued with respect to our directors who served during the year ended December 31, 2013.

		Director	Option	All other
		Fees	Awards	compensation
Name and Principal Position	Year	($) (4)	($) (5)	($)	Total ($)

Stephen A. Hill, Chairman (1)	2013	$51,250	$22,725	$—	$73,975
Paul L. Berns (1)(2)	2013	6,417	31,890	—	38,307
T. Rockwell Mackie (3)	2013	32,500	34,367	—	66,867
James S. Manuso, Director (3)	2013	27,500	34,367	—	61,867
John Neis, Director (1)	2013	32,750	15,150	—	47,900
John E. Niederhuber, Director (3)	2013	30,500	34,367	—	64,867
Howard M. Schneider, Director (3)	2013	41,250	34,367	—	75,617
Michael F. Tweedle, Director (3)	2013	27,500	34,367	—	61,867

_____________

(1)	As of December 31, 2013, outstanding options to purchase common stock held by directors were as follows: Dr. Hill 377,285; Mr. Berns 100,000 and Mr. Neis 250,000.
(2)	Mr. Berns was appointed to the board of directors on November 7, 2013.
(3)	On November 7, 2013, Michael F. Tweedle resigned from the Company’s board of directors and from his committee appointments, and Paul L. Berns was appointed as a director to fill the resulting vacancy. Effective November 8, 2013, Thomas Rockwell Mackie, James S. Manuso, John E. Niederhuber and Howard M. Schneider resigned from the Company’s board of directors and from their respective committee appointments. Thereafter, the Board set the number of directors constituting the whole Board at five. In connection with this board restructuring, all of the unvested options held by Messrs. Mackie, Manuso, Niederhuber, Schneider and Tweedle were vested and the exercise period was extended to three years from date of resignation. We recorded $171,835 in incremental stock-based compensation and recorded $101,972 of previously unrecognized stock-based compensation during 2013 in connection with this modification of options. The amount of incremental stock-based compensation expense of $34,367 attributable to each impacted director has been included in the option awards column for 2013.
(4)	Director fees include all fees earned for director services including quarterly fees, meeting fees and committee chairman fees.
(5)	The amounts shown in this column for Dr.Hill and Messrs. Berns and Neis represent the aggregate grant-date fair value of the stock awards during the year, without regard to the portion of the award that vested during the respective year and was estimated using the Black-Scholes option-pricing model and the following assumptions: volatility of 109%; a risk-free interest rate ranging from 1.65% to 1.9%; expected life of 5.75 years and a dividend yield of 0%. The amounts shown in this column for Drs. Mackie, Neiderhuber, and Tweedle and Messrs. Manuso and Schneider represent the incremental stock-based compensation recorded in 2013 associated with the modification of options upon their respective resignations.

During 2013, we paid our non-employee directors a cash fee of $5,000 per quarter.  The non-employee directors also received a fee of $1,500 for any board or committee meeting attended and $750 for each telephonic board or committee meeting in which the director participated.  We also paid our chairman an additional annual fee in the amount of $15,000, our non-employee director who serves as the chair of the audit committee an additional annual fee of $10,000 and our non-employee directors who served as the chairman of the compensation and the nominating and corporate governance committees an additional annual fee of $5,000.  We reimbursed directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings and undertaking certain matters on our behalf.  Directors who are our employees do not receive separate fees for their services as directors.  There has been no change to cash fees payable to non-employee directors for 2014.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At the close of business on March 14, 2014, there were 57,397,997 shares of our common stock outstanding. The following table provides information regarding beneficial ownership of our common stock as of March 14, 2014:

•	Each person known by us to be the beneficial owner of more than five percent of our common stock;
•	Each of our directors;
•	Each executive officer named in the summary compensation table; and
•	All of our current directors and executive officers as a group.

The address of each executive officer and director is c/o Cellectar Biosciences, Inc., 3301 Agriculture Drive, Madison, WI  53716.  The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. In these cases, the information with respect to voting and investment power has been provided to us by the security holder. The identification of natural persons having voting or investment power over securities held by a beneficial owner listed in the table below does not constitute an admission of beneficial ownership of any such natural person. Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options or warrants that are exercisable within 60 days of March 14, 2014.

Name and Address of Beneficial		Right to
Owner	Outstanding	Acquire	Total	Percentage

Greenway Properties Inc. (1) 4954 N. Shore Drive Egg Harbor, Wisconsin 54209	5,300,000	9,165,000	14,465,000	21.7

Venture Investors LLC (2) University Technology Park 505 S. Rosa Road; Suite 201 Madison, Wisconsin 53719	7,274,308	6,657,500	13,931,808	21.7

Enso Ventures 2 Limited (3) Suite C1, Hirzel Court St. Peter Port, Guernsey GY12NH	3,819,201	4,983,334	8,802,535	14.1

Renova Assets, Ltd. (3) 2nd Terrace West Centreville; P.O. Box N-7755 Nassau, Bahamas	4,000,000	3,000,000	7,000,000	11.6

Sabby Management, LLC (5) 10 Mountainview Road, Suite 205 Upper Saddle River, NJ 07458	2,582,500	3,501,500	6,084,000	9.99

Deerfield Capital Management LLC (6) 250 Park Avenue New York, New York 10177	1,399,787	2,900,000	4,299,787	7.1

Hertzberg Family Trust(7) 2637 Longboat Cove Del Mar, CA 92014	200,000	5,465,000	5,665,000	9.0

Jamey P. Weichert (8) c/o Cellectar Biosciences, Inc. 3301 Agriculture Drive Madison, Wisconsin 53716	4,706,730	248,581	4,955,311	8.6

Fidelity Management and Research Co. (9) 82 Devonshire Street Boston, Massachusetts 02109	2,500,000	2,500,000	5,000,000	8.3

Simon Pedder	-	-	-	*
Joanne M. Protano	-	239,334	239,334	*
Stephen A. Hill	-	283,535	283,535	*
Paul L. Berns	-	25,000	25,000	*
John Neis (2)	7,274,308	6,657,500	13,931,808	21.7
All directors and officers as a group (8 persons)	12,051,691	7,828,946	19,880,637	30.5

*Less than 1%

1)	Shares in the “Outstanding” column include shares held by Jeffery Straubel. Jeffrey Straubel is the President and principal owner of Greenway Properties, Inc. and has sole dispositive and voting power over shares held by Greenway Properties, Inc. Shares in the “Right to Acquire” column include 2,632,500 shares of common stock issuable upon the conversion of debt and warrants to purchase 2,632,500 shares of common stock, which are exercisable at $1.00 per share only upon the conversion of such debt and expire February 6, 2019. Shares in the “Right to Acquire” column also include 3,900,000 warrants to purchase shares common stock at exercise prices ranging from $0.50 to 1.25 per share expiring between March 1, 2016 and February 20, 2018.

2)	Ownership consists of shares of common stock held by Venture Investors Early Stage Fund IV Limited Partnership and Advantage Capital Wisconsin Partners I, Limited Partnership. VIESF IV GP LLC is the general partner of Venture Investors Early Stage Fund IV Limited Partnership and Venture Investors LLC is the submanager and special limited partner of Advantage Capital Wisconsin Partners I, Limited Partnership. The investment decisions of VIESF IV GP LLC and Venture Investors LLC are made collectively by seven managers, including Mr. Neis. Each such manager and Mr. Neis disclaim such beneficial ownership except to the extent of his pecuniary interest therein. The address of Mr. Neis is c/o Venture Investors LLC, 505 South Rosa Road, #201, Madison, Wisconsin 53719. Shares in the “Right to Acquire” column include 1,000,000 shares of common stock issuable upon the conversion of debt and warrants to purchase 1,000,000 shares of common stock, which are exercisable at $1.00 per share only upon the conversion of such debt and expire February 6, 2019. Shares in the “Right to Acquire” column also include warrants held by Venture Investors Early Stage Fund IV Limited to purchase 4,470,000 shares common stock at exercise prices ranging from $0.50 to $1.25 per share expiring between March 1, 2016 and February 20, 2018 and options to purchase 187,500 shares of common stock at exercise prices ranging from $0.37 to $1.40 per share, issued to Mr. Neis in his capacity as director.

3)	Shares in the “Right to Acquire” column consist of 700,000 shares of common stock issuable upon the conversion of debt and warrants to purchase 700,000 shares of common stock, which are exercisable at $1.00 per share only upon the conversion of such debt and expire February 6, 2019. Shares in the “Right to Acquire” column also include warrants to purchase 3,583,334 shares of common stock at exercise prices ranging from $0.50 to $1.25 per share expiring between December 6, 2016 and June 13, 2017. Interlock Director Ltd. has sole dispositive and voting power over shares held by Enso Ventures 2 Limited. Interlock Director Ltd. exercises such power through a combination of two directors of Albecq Directors Limited. The Albecq directors consist of the following individuals: Marianne Domaille, Michael Underdown and Michael Kupenga.

4)	Dispositive and voting power for the shares is held by a majority vote of the board of directors of Renova Assets, Ltd. consisting of Carl Stadelhofer, Marco Montanari, and Oliver Chaponnier. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.50 to $1.25 per share expiring between November 2, 2017 and February 20, 2018.

5)	Consists of shares held by Sabby Healthcare Volatility Master Fund. Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.50 per share to $1.25 per share expiring between June 13, 2017 and February 20, 2018. The warrants beneficially owned by Sabby Management LLC provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 9.99% of our outstanding common stock, provided, however that this limitation may be revoked by the stockholder upon 61 days prior notice to us. As such, warrants to purchase 998,500 shares of common stock have been omitted from the shares in the “Right to Acquire” column of this table as a result of these provisions. Sabby Management, LLC shares voting and investment power with respect to these shares on behalf of this stockholder. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of this stockholder. Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities owned except to the extent of their pecuniary interest therein. Except as described herein, none of the selling stockholders has had, within the past three years, any position, office or other material relationship with the Company or any of our predecessors or affiliates.

6)	Consists of shares held by Deerfield Special Situations International Master Fund L.P. and Deerfield Special Situations Fund L.P. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at exercise prices ranging from $0.50 per share to $1.25 per share expiring between June 13, 2017 and February 20, 2018. The warrants beneficially owned by Deerfield Capital Management LLC provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 9.99% of our outstanding common stock, provided, however that this limitation may be revoked by the stockholder upon 61 days prior notice to us. No warrants to purchase common stock have been omitted from the shares in the “Right to Acquire” column of this table as a result of these provisions. Dispositive and voting power for the shares is held by James E. Flynn.

7)	Shares in the “Right to Acquire” column consist of 2,632,500 shares of common stock issuable upon the conversion of debt and warrants to purchase 2,632,500 shares of common stock, which are exercisable at $1.00 per share only upon the conversion of such debt and expire February 6, 2019. Shares in the “Right to Acquire” column also include warrants to purchase 200,000 shares of common stock at $0.60 per share, expiring on December 6, 2016. Richard H. Hertzberg is the trustee of Hertzberg Family Trust and has sole dispositive and voting power for the shares held.

8)	Dr. Weichert serves as a director and our Chief Scientific Officer. The shares beneficially owned by him have been included in the total of directors and officers as a group.

9)	Consists of shares held by Fidelity Select Portfolios: Biotechnology Portfolio and Fidelity Advisor Series VII: Fidelity Advisor. Dispositive and voting power for the shares is held by the Fidelity Funds Board of Trustees. Shares in the “Right to Acquire” column consist of warrants to purchase shares of common stock at $0.60 per share expiring on December 6, 2016.

Equity compensation plans

The following table provides information as of December 31, 2013 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

We have one equity compensation plan approved by our stockholders:  the 2006 Stock Incentive Plan (the “2006 Plan”).  During 2004 and 2005, we also issued options to our directors and consultants that were not issued pursuant to the 2006 Plan.  During 2011 we issued options to certain consultants that were not issued pursuant to the 2006 Plan. These options are exercisable within a ten-year period from the date of the grant and vest at various intervals with all options being fully vested within three years of the date of grant.  During 2013, we issued options to our Acting Chief Executive Officer that were not issued pursuant to the 2006 Plan.  These options vest based on the exercise of certain outstanding warrants and expire ten years after the date of grant.  For all option issuances, the option price per share is not less than the fair market value of our common stock on the date of grant.

Equity compensation plan information

			Number of shares
	Number of shares to		remaining available for
	be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding shares reflected
Plan category	rights (#)	warrants and rights ($)	in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,658,435	$0.89	3,340,131

Equity compensation plans not approved by stockholders	2,034,731	$1.02	-

Total	12,693,166	$0.91	3,340,131

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.  When such transactions arise, they are referred to the Audit Committee for consideration or for referral to the Board of Directors for its consideration.

One of our directors, John Neis, is a managing director of Venture Investors LLC, which beneficially owns approximately 22% of our common stock.

Jamey Weichert, our Chief Scientific Officer and principal founder of Cellectar, Inc., and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (U. Wisc.).  During the year ended December 31, 2013, the Company made contributions to UW totaling $187,500 for use towards unrestricted research activities.  The Company paid $380,625 to UW for costs associated with clinical trial and other research agreements during the year ended December 31, 2013.  During the year ended December 31, 2012, the Company made contributions to UW totaling $269,000 for use towards unrestricted research activities and paid UW approximately $349,000 for costs associated with clinical trial and other research agreements.

Legacy Compounds – Transactions and Litigation

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia. In June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure FDA approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. The principal equity owner of ZAO BAM, Mark Balazovsky, was a founder of Novelos and served as a director until November 2006. Pursuant to the April 2005 royalty and technology transfer agreement, Novelos is required to pay ZAO BAM royalties equal to 1.2% of net sales of oxidized glutathione products and $2,000,000 for each new oxidized glutathione drug following FDA approval of such drug. In the absence of royalty payments, Novelos is required to pay ZAO BAM 3% of all license revenues plus 9% of the amount by which Novelos’ license revenues exceed its total expenses. In 2008, Novelos paid $15,000 to ZAO BAM representing 3% of payment under a foreign license agreement. Novelos is also obligated to pay Oxford Group, Ltd., or its assignees, a royalty in the amount of 0.8% of our net sales of oxidized glutathione-based products. At this time, Novelos does not expect to devote any substantial resources to the further development of its oxidized glutathione compounds.

After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, we filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in our favor on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in our favor was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court.  BAM has served its appellate brief.  The Company’s opposition to BAM’s appellate brief will be due on or before March 25, 2014.

Director Independence

Each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee and three of our five directors meet the independence requirements of the Nasdaq Stock Market for membership on the committees on which he serves.  The board of directors considered the information included in transactions with related parties as outlined above along with other information the board considered relevant, when considering the independence of each director. Simon Pedder and Jamey P. Weichert are not independent directors.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees for professional services rendered by our principal accountant for the following years were:

	2013	2012
Audit	$122,298	$158,940

Audit Related	—	—
Tax	15,764	12,300
All Other	—	—

Total	$138,062	$171,240

Audit Fees:  Audit fees were for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.  Note that the 2013 and 2012 amounts include approximately $15,813 and $55,400, respectively, in fees associated with work performed in connection with registration statements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit and non-audit services before we engage Grant Thornton LLP (GT) to provide those services.

Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage GT to provide any specified services with only an obligation to notify the audit committee of the engagement for those services.  None of the services provided by GT for 2013 or 2012 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.	Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.		8-K	February 11, 2014	3.1

3.3	Amended and Restated By-laws	8-K	June 1, 2011	3.1

4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1

10.1	Form of non-plan non-qualified stock option used from February to May 2005 *	SB-2	November 16, 2005	10.4

10.2	Form of non-plan non-qualified stock option used after May 2005 *	SB-2	November 16, 2005	10.5

10.3	2006 Stock Incentive Plan, as amended *	8-K	December 18, 2013	10.1

10.4	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*	8-K	December 15, 2006	10.1

10.5	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*	8-K	December 15, 2006	10.2

10.6	Common Stock Purchase Warrant dated February 11, 2009	8-K	February 18, 2009	4.2

10.7	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010	S-1A	July 7, 2010	10.53

10.8	Form of Common Stock Purchase Warrant dated April 8, 2011	8-K	April 11, 2011	4.3

10.9	Securities Purchase Agreement dated April 8, 2011	8-K	April 11, 2011	10.1

10.10	License Agreement between Cellectar, LLC and the Regents of the University of Michigan dated September 14, 2003, as amended through June 2010	S-1	July 1, 2011	10.31

10.11	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended	S-1	July 1, 2011	10.32

10.12	Loan Agreement between the Wisconsin Department of Commerce and Cellectar, Inc. dated September 15, 2010	S-1	July 1, 2011	10.33

10.13	General Business Security Agreement dated September 15, 2010	S-1	July 1, 2011	10.34

10.14	Form of Warrant dated December 6, 2011		S-1/A	November 9, 2011	4.2

10.15	Placement Agent Agreement dated April 9, 2012 between the Company and Rodman and Renshaw, LLC		S-1	April 9, 2012	10.31

10.16	Securities Purchase Agreement dated June 7, 2012		8-K	June 11, 2012	10.1

10.17	Amendment Agreement dated May 11, 2012 between the Company and Rodman and Renshaw, LLC		S-1/A	May 14, 2012	10.33

10.18	Form of Common Stock Purchase Warrant dated June 13, 2012		8-K	June 11, 2012	4.1

10.19	Securities Purchase Agreement between the Company and Renova Industries Ltd.		10-Q	November 6, 2012	10.2

10.20	Form of Securities Purchase Agreement		8-K	February 14, 2013	10.1

10.21	Form of Common Stock Purchase Warrant		8-K	February 14, 2013	4.1

10.22	Amendment and restated Placement Agent Agreement dated January 8, 2013 between the Company and Burrill LLC		S-1/A	January 31, 2013	10.37

10.23	Retention Agreement between the Company and Christopher Pazoles dated July 26, 2013*		10-Q	November 13, 2013	10.2

10.24	Retention Agreement between the Company and Joanne M. Protano dated July 26, 2013*		10-Q	November 13, 2013	10.3

10.25	Consulting Agreement between the Company and Simon Pedder dated October 4, 2013*		10-Q	November 13, 2013	10.4

10.26	Employment Agreement between the Company and Simon Pedder dated October 4, 2013*		10-Q	November 13, 2013	10.5

10.27	Waiver Agreement between the Company and Renova Assets Ltd. dated October 9, 2013		8-K	October 10,2013	10.1

10.28	Securities Purchase Agreement dated February 5, 2014		8-K	February 10, 2014	10.1

10.29	Form of Convertible Debenture		8-K	February 10, 2014	4.1

10.30	Form of Common Stock Purchase Warrant		8-K	February 10, 2014	4.2

21.1	List of Subsidiaries	X

31.1	Certification of acting chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of acting chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ Simon Pedder
Simon Pedder
Title: Acting Chief Executive Officer

Date:	March 19, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Simon Pedder
Simon Pedder
Title: Acting Chief Executive Officer (Principal Executive Officer)

Date:	March 19, 2014

By:	/s/ Joanne M. Protano
Joanne M. Protano
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 19, 2014

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Chairman of the Board of Directors

Date:	March 19, 2014

By:	/s/ Paul L. Berns
Paul L. Berns
Title: Director

Date:	March 19, 2014

By:	/s/ John Neis
John Neis
Title: Director

Date:	March 19, 2014

By:	/s/ Jamey P. Weichert
Jamey P. Weichert
Title: Chief Scientific Officer and Director

Date:	March 19, 2014