Form 10-Q
period 2014-03-31
Cellectar Biosciences, Inc.
filed 2014-05-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-119366

CELLECTAR BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3321804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3301 Agriculture Drive

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 57,397,997 shares of common stock, $0.00001 par value per share, as of May 13, 2014.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 CELLECTAR BIOSCIENCES, INC.

(a Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,807,967	$2,418,384
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	212,343	294,687
Total current assets	4,075,310	2,768,071
FIXED ASSETS, NET	2,277,408	2,360,534
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$8,040,052	$6,815,939

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$992,347	$1,162,098
Derivative liability	3,414,308	3,359,363
Capital lease obligations, current portion	1,068	1,694
Total current liabilities	4,407,723	4,523,155
LONG-TERM LIABILITIES:
Convertible debt	3,765,028	—
Notes payable	450,000	450,000
Deferred rent	144,614	143,234
Total long-term liabilities	4,359,642	593,234
TOTAL LIABILITIES	8,767,365	5,116,389
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized; 57,397,997 shares issued and outstanding at March 31, 2014 and December 31, 2013	574	574
Additional paid-in capital	53,275,094	52,758,544
Deficit accumulated during the development stage	(54,002,981)	(51,059,568)
Total stockholders’ equity (deficit)	(727,313)	1,699,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,040,052	$6,815,939

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Cumulative Development-Stage Period from November 7, 2002 (date of inception) through March 31,
	2014	2013	2014

COSTS AND EXPENSES:
Research and development	$1,715,307	$1,590,613	$34,503,195
General and administrative	1,087,035	1,121,703	18,826,512
Restructuring costs	16,882	—	1,113,756
Merger costs	—	—	799,133
Total costs and expenses	2,819,224	2,712,316	55,242,596

LOSS FROM OPERATIONS	(2,819,224)	(2,712,316)	(55,242,596)

OTHER INCOME (EXPENSE):
Grant income	—	—	244,479
Gain (loss) on revaluation of derivative warrants	(54,945)	6,043	2,272,984
Loss on issuance of derivative warrants	—	(744,957)	(744,957)
Interest expense, net	(69,244)	(2,649)	(534,052)
Other income	—	—	1,161
Total other income (expense), net	(124,189)	(741,563)	1,239,615
NET LOSS	(2,943,413)	(3,453,879)	(54,002,981)
DEEMED DIVIDEND ON WARRANTS	—	—	(543,359)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,943,413)	$(3,453,879)	$(54,546,340)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.05)	$(0.07)	$(2.93)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	57,397,997	51,286,886	18,647,994

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		Cumulative Development-Stage Period from November 7, 2002 through March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,943,413)	$(3,453,879)	$(54,002,981)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	96,048	111,874	3,434,097
Stock-based compensation	262,526	425,898	6,943,929
Intrinsic value of beneficial conversion feature associated with convertible debt	—	—	471,765
Non-cash interest expense related to discount on convertible debt	19,052	—	19,052
Issuance of stock for technology and services	—	—	89,520
Impairment of intangible assets	—	—	19,671
Loss on disposal of fixed assets	2,269	4,513	46,269
(Gain) loss on revaluation of derivative warrants	54,945	(6,043)	(2,272,984)
Loss on issuance of derivative warrants	—	744,957	744,957
Changes in:
Prepaid expenses and other current assets	82,344	135,549	(180,823)
Accounts payable and accrued liabilities	(169,751)	145,999	612,218
Accrued interest	—	—	463,722
Deferred rent	1,380	2,195	144,614
Cash used in operating activities	(2,594,600)	(1,888,937)	(43,466,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	—	905,649
Purchases of fixed assets	(15,191)	(92,977)	(5,747,286)
Proceeds from sale of fixed assets	—	—	7,000
Purchases of short-term certificates of deposit	—	—	(5,500,730)
Proceeds from short-term certificates of deposit	—	—	5,500,730
Change in restricted cash	—	121,740	(55,000)
Payment for intangible assets	—	—	(19,671)
Cash provided by (used in) investing activities	(15,191)	28,763	(4,909,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	4,000,000	—	6,720,985
Proceeds from long-term obligations	—	—	1,677,945
Payments on long-term obligations	—	—	(1,227,944)
Payments on capital lease obligations	(626)	(584)	(9,906)
Proceeds from issuance of common stock, net of issuance costs	—	4,975,153	43,688,181
Proceeds from exercise of warrants	—	—	1,338,300
Repurchase of common stock	—	—	(31,667)
Cash in lieu of fractional shares in a business combination	—	—	(145)
Change in deferred issuance costs	—	70,539	28,500
Cash provided by financing activities	3,999,374	5,045,108	52,184,249
INCREASE IN CASH AND EQUIVALENTS	1,389,583	3,184,934	3,807,967
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,418,384	4,677,545	—
CASH AND EQUIVALENTS AT END OF PERIOD	$3,807,967	$7,862,479	$3,807,967
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fair value of warrants classified as derivative liability	$—	$5,720,000	$5,720,000
Relative fair value of warrants issued with convertible debt	$254,024	$—	$254,024
Interest paid	$—	$—	$208,689
Fair value of derivative warrants reclassified to equity upon cashless exercise	$—	$—	$92,194
Issuance of common stock in connection with the conversion of notes payable and $463,722 in accrued interest	$—	$—	$3,184,707
Fair value of assets acquired in exchange for securities in a business combination	$—	$—	$78,408
Fair value of liabilities assumed in exchange for securities in a business combination	$—	$—	$(439,616)
Goodwill resulting from business combination	$—	$—	$1,675,462

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $54,002,981 at March 31, 2014. During the three months ended March 31, 2014, the Company generated a net loss of $2,943,413 and the Company expects that it will continue to generate operating losses for the foreseeable future.  The Company believes that its cash balance as of March 31, 2014 is adequate to fund operations at budgeted levels through July 2014. The Company’s ability to execute its operating plan beyond July 2014 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements. The accompanying unaudited consolidated balance sheet as of March 31, 2014, the consolidated statements of operations for the three months ended March 31, 2014 and 2013 and the cumulative period November 7, 2002 (date of inception) through March 31, 2014, and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and the cumulative period November 7, 2002 (date of inception) through March 31, 2014 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2014 and consolidated results of its operations and its cash flows for the three months ended March 31, 2014 and 2013 and the period from November 7, 2002 (inception) to March 31, 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of future results.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 19, 2014.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at March 31, 2014 and December 31, 2013 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Intangible assets at March 31, 2014 consist of goodwill recorded in connection with the business combination with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers (the Acquisition). Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no changes in goodwill during the three months ended March 31, 2014.

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

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable, convertible debt and long-term obligations.  The carrying amount of cash equivalents and accounts payable approximate their fair value due to their short-term nature. The fair value of convertible debt is equal to the fair value of the underlying common stock, approximately $3,120,000 at March 31, 2014. The carrying value of remaining long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market interest rates available on similar instruments.

Derivative Instruments   — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 11,027,310 and 16,527,310 at March 31, 2014 and December 31, 2013, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2014 and December 31, 2013, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The Company had issued warrants to purchase 27,310 shares of commons stock that were issued prior to the Acquisition (“Legacy Warrants”) and are classified within the Level 2 hierarchy. Additionally, the Company issued warrants to purchase an aggregate of 16,500,000 common shares in a February 2013 public offering (“February 2013 Public Offering Warrants”). On February 20, 2014, warrants to purchase 5,500,000 shares of common stock issued in the February 2013 offering expired. The remaining 11,000,000 warrants are classified within the Level 3 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$4,308	$—	$4,308
February 2013 Public Offering Warrants	—	—	3,410,000	3,410,000
Total	$—	$4,308	$3,410,000	$3,414,308

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$4,363	$—	$4,363
February 2013 Public Offering Warrants	—	—	3,355,000	3,355,000
Total	$—	$4,363	$3,355,000	$3,359,363

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

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments as of March 31, 2014, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate of 2.63%, volatility of 115%, contractual term of 3.89 years, future financing requirements and dividend rates. The assumptions used to estimate the value of the February 2013 Public Offering Warrants as of December 31, 2013 include the fair value of the underlying stock, risk free interest rates ranging from 0.07% to 1.27%, volatility ranging from 75% to 115%, the contractual term of the warrants ranging from 0.14 to 4.14 years, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Beginning balance - fair value	$3,355,000	$—
Fair value of warrants issued in connection with February 2013 public offering	—	5,720,000
(Gain)/loss on derivatives resulting from change in fair value	55,000	(2,365,000)
Ending balance - fair value	$3,410,000	$3,355,000

3.  CONVERTIBLE DEBT

On February 5, 2014, the Company entered into a securities purchase agreement with certain accredited investors to sell $4,000,000 in principal amount of convertible debentures and warrants to purchase 8,000,000 shares of its common stock for an aggregate purchase price of $4,000,000. On February 6, 2014, the Company completed the sale of the debentures and warrants (the “February 2014 PIPE”).

Debentures

The debentures mature on February 6, 2016 and are convertible at any time at a conversion price of $0.50 per share into an aggregate of 8,000,000 shares of common stock. The debentures accrue interest at an annual rate of 8%, payable upon redemption or conversion, in cash or shares of the Company’s common stock. During the three months ended March 31, 2014, the Company accrued $48,000 in interest expense, which is included in accrued liabilities as of March 31, 2014. The debenture conversion price and the common stock issuable pursuant to the debentures are subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the debenture holders after such event will be equivalent to the rights of debenture holders prior to such event.

The Company may elect to redeem the debentures prior to the maturity date upon 30-day notice to the holder. In the event of any sale of securities by the Company resulting in aggregate gross proceeds of at least $2,000,000 (a “Subsequent Financing”), the holder shall have the right to require the Company to redeem some or all of the then outstanding principal amount of the debenture, plus all accrued but unpaid interest and other amounts due in respect of the debenture, in an amount equal to the amount of the holder’s investment in the Subsequent Financing, by delivering notice to the Company on or before the consummation date of the Subsequent Financing. If, within 21 months after the issuance of the debentures, the Company raises gross proceeds of at least $8,000,000, in the aggregate, in one or more subsequent financings (the “Minimum Proceeds”), the Company may, by notice given within three trading days after the receipt of the Minimum Proceeds, compel holders to convert all or part of the then outstanding principal amount of the debentures and accrued but unpaid interest and other amounts.

Other than as specifically permitted under in the debentures, as long as any of the debentures remain outstanding, the Company may not, without the consent of holders of a majority in principal amount of the then outstanding debentures: incur any indebtedness for borrowed money; grant any liens on its property or assets; repurchase shares of its common stock or common stock equivalents; repurchase or otherwise acquire any indebtedness; pay cash dividends or distributions on any equity securities; enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the SEC, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company; or enter into any agreement with respect to any of the foregoing.

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

The exercise price and the number of shares of common stock issuable pursuant to the warrants are subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.

The Company determined that the warrants associated with the convertible debentures meet the requirements for classification as equity. Therefore, the relative fair value of the warrants at the date of issuance of $254,024 has been included as a component of stockholders’ equity. In order to estimate the value of the February 2014 PIPE warrants the Company used a probability weighted valuation model together with assumptions that consider, among other variables, the fair value of the underlying stock, a risk-free interest rate of 1.52%, volatility of 110%, a 0% dividend rate, a contractual term of 5 years, and an estimate of the probability that the warrants will become exercisable upon conversion of the associated debt.

Following the allocation of the relative fair value of the warrants to equity, the remaining value of $3,745,976 was allocated to the convertible debentures. The resulting discount on the debentures of $254,024 will be accreted to interest expense over the shorter of the time to maturity or conversion. During the three months ended March 31, 2014, the Company recorded $19,052 of non-cash expense related to accretion of the discount on the debentures.

4. STOCKHOLDERS’ EQUITY

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2014.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

February 2014 Private Placement (1)	8,000,000	$1.00	February 6, 2019
February 2013 Public Offering (2)	11,000,000	0.50	February 20, 2018
February 2013 Public Offering – Placement Agents	770,000	0.625	February 4, 2018
November 2012 Private Placement	1,000,000	1.25	November 2, 2017
June 2012 Public Offering	2,981,440	1.25	June 13, 2017
December 2011 Underwritten Offering	9,248,334	0.60	December 6, 2016
April 2011 Private Placement	6,058,811	0.75	March 31, 2016
Legacy warrants (2)	27,310	0.50	July 27, 2015
Legacy warrants	105,040	16.065	July 27, 2015
Legacy warrants	91,524	99.45-100.98	December 31, 2015

Total	39,282,459

(1)	Warrants issued in connection with the sale of convertible debentures. As described in Note 3, the warrants are only exercisable following conversion of the associated debentures.
(2)	The exercise prices of these warrants are subject to adjustment for “down-rounds” and the warrants have been accounted for as a derivative instrument as described in Note 2.

On February 20, 2014, warrants to purchase 5,500,000 shares of common stock issued in connection with the February 2013 Public Offering, having an exercise price of $0.50 per share, expired unexercised.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,		Cumulative Development- Stage Period from November 7, 2002 through March 31,
	2014	2013	2014
Employee and director stock option grants:
Research and development	$63,427	$105,838	$1,226,700
General and administrative	184,385	312,039	4,572,794
Restructuring costs	—	—	705,518
	247,812	417,877	6,505,012
Non-employee consultant stock option grants:
Research and development	14,714	1,011	152,266
General and administrative	—	7,010	286,651
	14,714	8,021	438,917

Total stock-based compensation	$262,526	$425,898	$6,943,929

In October 2013, the Company granted options to purchase 5,285,573 shares of common stock in connection with the appointment of its Acting Chief Executive Officer, including options to purchase 1,925,573 shares of common stock at $0.75 per share (the “Anti-dilution Option”), exercisable as shares of the Company’s common stock are issued following the exercise of outstanding warrants to purchase up to 36,585,895 shares of the Company’s common stock, in the ratio of one option share for each 19 shares issued upon warrant exercise. No compensation expense was recognized related to these options as the Company was not able to conclude that the achievement of the performance condition was probable. On February 20, 2014, warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.50 per share expired unexercised and as a result, the number of shares subject to the Anti-dilution Option was reduced by 289,473 shares, according to its terms.

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

Forfeitures.   The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively for the three months ended March 31, 2014 and for the year ended December 31, 2013.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

Three Months Ended March 31, 2013
Volatility	109%
Risk-free interest rate	0.92%
Expected life (years)	6.0
Dividend	0%
Weighted-average exercise price	$0.74
Weighted-average grant-date fair value	$0.61

Exercise prices for all grants made during the three months ended March 31, 2013 were equal to the market value of the Company’s common stock on the date of grant. There were no stock option grants during the three months ended March 31, 2014.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	12,693,166	$0.91
Granted	—	$—
Canceled	(324,108)	$1.29
Forfeited	(289,473)	$0.75
Outstanding at March 31, 2014	12,079,585	$0.90

Vested, March 31, 2014	4,926,341	$1.51	4.50	$1,671
Unvested, March 31, 2014	7,153,244	$0.48	9.42	$218,729
Exercisable at March 31, 2014	4,926,341	$1.51	4.50	$1,671

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2014, there was $1,592,057 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $525,652, $541,791, $352,251 and $172,363 during 2014, 2015, 2016 and 2017, respectively. The Company expects 5,517,144 in unvested options to vest in the future.   In addition, there are outstanding options to purchase 1,636,100 shares of common stock that vest upon the occurrence of future events. The Company was not able to conclude that the achievement of the performance condition is probable. Therefore, the Company has not recognized any expense associated with the $418,187 fair value of this grant. Recognition of expense will begin when and if the Company determines that achievement of the performance condition is probable. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2014 was $0.85 and $0.32, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2014 or 2013 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants and convertible debt.  Since there is a net loss attributable to common stockholders for the three months ended March 31, 2014 and 2013, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended March 31,		Cumulative Development-Stage Period from November 7, 2002 (inception) through March 31,
	2014	2013	2014
Warrants	39,282,459	36,782,459	39,282,459
Stock options	12,079,585	6,291,638	12,079,585
Convertible debt	8,000,000	—	8,000,000

8.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to the following legal matter.

BAM Dispute

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM’s appellate brief, the Company’s opposition and BAM’s reply brief have been filed with the Appeals Court but oral arguments have not yet been scheduled. On April 14, 2014, BAM filed a motion to modify the record on appeal. The Company has opposed the motion.

We do not anticipate that this litigation matter will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

9. RESTRUCTURING COSTS

During 2013 the Company had several changes to its board composition and executive management, including the relocation of the Company’s principal executive offices from Newton, Massachusetts to its corporate headquarters in Madison, Wisconsin. During the three months ended March 31, 2014, the company incurred $16,882 of costs associated with the closure of the executive offices in Newton, Massachusetts and accruals related to severance agreements. This amount has been classified as restructuring costs on the accompanying statement of operations.

In connection with the relocation, the responsibilities of Joanne Protano, Vice President of Finance, Chief Financial Officer and Treasurer, will be transitioned to Madison, Wisconsin and her employment will cease prior to June 30, 2014. In connection with her separation Ms. Protano will receive a lump-sum payment of $112,379, equal to six months base salary, and continuation of benefits for six months following termination. In addition, all unvested options held by her shall be credited with an additional six months vesting and the vested options held by her shall be exercisable for eighteen months following termination.

The Company estimates that approximately an additional $200,000 in cash payments will be incurred for exit costs, consisting principally of severance in the second quarter of 2014. In addition, the Company will also record incremental stock-based compensation associated with the modification of options upon the termination of employees. The amount of such incremental stock-based compensation cannot be estimated at this time.

10.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the three months ended March 31, 2014, the Company paid UW $262,070 for costs associated with clinical trial agreements. During the three months ended March 31, 2013, the Company made contributions to UW totaling $62,500 for use towards unrestricted research activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for amounts due to clinical research organizations, and clinical investigators and the risk factors set forth in our annual report on Form 10-K and below under the caption “Risk Factors”. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

The Company is currently developing three proprietary product candidates:

•	I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting PET imaging agent that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 are ongoing across solid tumor indications. In March 2014, we commenced enrollment in a Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma, a type of glioma. We expect to complete this trial by the end of 2014, subject to additional funding. In April 2014, the FDA granted I-124-CLR1404 orphan status as a diagnostic for the management of gliomas.
•	I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic that delivers cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe I-131-CLR1404 also has the potential to be the first therapeutic agent to use phospholipid ether (PLE) analogs to target cancer cells. In November 2013, we completed enrollment in a Phase 1b dose-escalation trial evaluating I-131-CLR1404 in the treatment of patients with advanced solid tumors. Because of the highly radiosensitive nature, clear unmet medical need in the relapse/refractory setting and the potential to receive orphan drug designation, the Company is targeting multiple myeloma as an initial indication for future I-131-CLR1404 development and plans to submit an Investigational New Drug Application (IND) with the FDA in 2014.
•	CLR1502 is a preclinical, small-molecule, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. We anticipate filing an IND with the FDA for CLR1502 in 2014.

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

Three Months Ended March 31, 2014 and 2013

Research and Development.   Research and development expense for the three months ended March 31, 2014 was approximately $1,715,000 (comprised of $409,000 in clinical project costs, $159,000 of preclinical project costs, $135,000 of manufacturing and related costs and $1,012,000 in general unallocated research and development costs) compared to approximately $1,591,000 (comprised of $126,000 in clinical project costs, $95,000 of preclinical project costs, $215,000 of manufacturing and related costs and $1,155,000 in general unallocated research and development costs) for the three months ended March 31, 2013.  The $124,000, or 7.8%, increase in research and development expense resulted from increases in clinical and preclinical project costs partially offset by decreases in manufacturing and general unallocated research costs. The $283,000 increase in clinical project expense was primarily attributable to expenses related to the Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma. The $64,000 increase in preclinical projects expense is primarily attributable to IND-enabling research activities related to CLR1502. The $80,000 decrease in chemistry, manufacturing and related costs in the three months ended March 31, 2014 versus 2013 was related a decrease in manufacturing materials as a result of the completion of the Phase 1b trial for I-131-CLR1404. The $143,000 decrease in general unallocated research and development costs for the three months ended March 31, 2014 versus 2013 was primarily related to an approximately $95,000 decrease in payroll related costs and an approximately $17,000 reduction in travel costs.

General and Administrative.  General and administrative expense for the three months ended March 31, 2014 was approximately $1,087,000 compared to approximately $1,122,000 in the three months ended March 31, 2013.  The approximately $35,000, or 3%, decrease is related to a decrease in stock-based compensation as well as a decrease in directors fees associated with a reduction in the number of independent directors. The decreases were partially offset by an increase in legal fees, related in part to the ongoing litigation with BAM (see Note 8).

Restructuring Costs The Company recorded approximately $17,000 of restructuring expenses related primarily to the closure of the Newton, Massachusetts executive offices. The Company did not incur any restructuring costs in the three months ended March 31, 2013.

Gain/(loss) on Derivative Warrants. We recorded a loss on derivative warrants of approximately $55,000 in the three months ended March 31, 2014 and a gain on derivative warrants of approximately $6,000 in the three months ended March 31, 2013. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Loss on Issuance of Derivative Warrants. Loss on derivative warrants of approximately $745,000 was recorded in the three months ended March 31, 2013 and represents the amount by which the initial fair value of warrants issued in connection with a February 2013 public offering exceeded the net proceeds received from the offering. These warrants are classified as derivative liabilities because they include “down-round” anti-dilution protection. We had no such expense in the three months ended March 31, 2014.

Interest expense, net.  Interest expense, net for the three months ended March 31, 2014 consists of approximately $48,000 of interest expense related to the accrual of interest at the stated rate on convertible debentures, approximately $19,000 of non-cash interest expense related to the accretion of the discount on convertible debentures and approximately $2,000 related to the Company’s outstanding debt with the Wisconsin Department of Commerce. Interest expense for three months ended March 31, 2013 consists of interest related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce. The increase in interest expense is attributable to the issuance of convertible debentures issued in a February 2014 Private Placement.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of March 31, 2014, we had approximately $3,808,000 in cash and cash equivalents. On February 6, 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000 (February 2014 Private Placement). To date, including funds raised by Cellectar, Inc., we have raised capital aggregating approximately $130 million.

During the three months ended March 31, 2014, approximately $2,595,000 in cash was used in operations. During this period we reported a net loss of approximately $2,943,000. However, this loss included the following non-cash items: an approximately $55,000 loss on the revaluation of derivative warrants, an approximately $263,000 in stock-based compensation expense, an approximately $96,000 in expense related to depreciation and amortization, approximately $19,000 of non-cash interest expense related to the accretion of the discount on convertible debt, and an approximately $2,000 loss on the disposal of fixed assets. After adjustment for these non-cash items, the Company utilized approximately $170,000 in cash for the payment of accrued expenses. Other changes in working capital provided cash of $84,000.

During the three months ended March 31, 2014, we purchased approximately $15,000 in fixed assets.

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

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $54,003,000 at March 31, 2014. During the three months ended March 31, 2014, we generated a net loss of approximately $2,943,000 and we expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2014, our consolidated cash balance was approximately $3,808,000. We believe this cash balance is adequate to fund operations through July 2014. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first quarter of 2014 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure FDA approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in favor of Novelos was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM’s appellate brief, the Company’s opposition and BAM’s reply brief have been filed with the Appeals Court but oral arguments have not yet been scheduled. On April 14, 2014, BAM filed a motion to modify the record on appeal. The Company has opposed the motion.

Item 1A. Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2014, our consolidated cash balance was approximately $3,808,000. We believe our cash balance at March 31, 2014 is adequate to fund operations through July 2014. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock, such as with the debt that was issued in the February 2014 Private Placement.

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

We are a development-stage company with a going-concern qualification to our financial statements, a history of losses and can provide no assurance of our future operating results.

We are a development-stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2014, we had negative working capital of $(332,413) and a stockholders’ deficit of $(727,313). For the period from Cellectar, Inc.’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through March 31, 2014, the Company incurred aggregated net losses of $54,002,981. The net loss for the three months ended March 31, 2014 was $2,943,413. We may never achieve profitability. Our financial statements as of December 31, 2013 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2013 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

We have had significant management turnover in the past year, we continue to depend on key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.

Our success will depend to a significant degree on the continued services of our executive officers.  There can be no assurance that these individuals will continue to provide services to us.  In October 2013, we appointed Dr. Simon Pedder Acting Chief Executive Officer and elected Dr. Pedder as a Class III director, succeeding Harry Palmin, our chief executive officer since 2005 and a Class III director. In April 2014, Dr. Pedder became President and Chief Executive Officer and maintained his position as a director of the Company.  In November 2013, the board of directors was restructured with the resignation of 5 directors and the appointment of one new director.  The restructured board of directors voted to relocate our principal executive offices from Newton, Massachusetts to Madison, Wisconsin and to transition the roles and responsibilities of Chris Pazoles, our Vice President of Research and Development since 2005 and Joanne Protano, our Vice President of Finance, Chief Financial Officer and Treasurer since 2007, to Madison, Wisconsin.  The board also voted to appoint Kathryn McNeil as our Vice President Investor Relations, Public Relations and Corporate Communications and appointed J. Patrick Genn as our Vice President of Business Development.  Mr. Genn previously held the position of Vice President of Investor Relations.  In addition, Kimberly Hawkins, our Vice President of Clinical Development since 2010, resigned from her position in August 2013. We have appointed Dr. Kevin Kozak, a consultant, as our Chief Medical Officer.  As Dr. Pedder and the restructured board of directors continue to develop and implement a revised strategic focus, there could be additional executive and director changes.  The successful transitions, individually and collectively, of these leadership roles will be critical to the continued progress of the Company.  In addition, our success may depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time.  Dr. Pedder’s employment contract with the company provides for certain compensation and termination payments.  The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources. To date, we have not experienced difficulties in attracting and retaining highly qualified personnel, but there can be no assurance we will be successful in doing so in the future.

We expect to rely heavily on orphan drug status to develop and commercialize our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.

We expect to rely heavily on orphan drug exclusivity for our product candidates. Orphan drug status confers seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for I-124-CLR1404 as a diagnostic for the management of glioma. While we have been granted this orphan designation, we will not be able to rely on this designation to exclude other companies from manufacturing or selling products using the same principal molecular structural features for the same indication beyond these timeframes.

For any product candidate for which we have been or will be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product, or during such seven-year period for other indications.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Securities Purchase Agreement dated February 5, 2014		8-K	February 10, 2014	10.1

10.2	Form of Convertible Debenture		8-K	February 10, 2014	4.1

10.3	Form of Common Stock Purchase Warrant		8-K	February 10, 2014	4.2

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 14, 2014	By:	/s/ Simon Pedder
Simon Pedder
President and Chief Executive Officer

EXHIBIT INDEX

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Securities Purchase Agreement dated February 5, 2014		8-K	February 10, 2014	10.1

10.2	Form of Convertible Debenture		8-K	February 10, 2014	4.1

10.3	Form of Common Stock Purchase Warrant		8-K	February 10, 2014	4.2

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

