Form 10-Q
period 2014-06-30
Cellectar Biosciences, Inc.
filed 2014-08-04
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 2,869,739 shares of common stock, $0.00001 par value per share, as of August 1, 2014.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,626,025	$2,418,384
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	334,979	294,687
Total current assets	2,016,004	2,768,071
FIXED ASSETS, NET	2,185,087	2,360,534
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	12,009	11,872
TOTAL ASSETS	$5,888,562	$6,815,939

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of notes payable	$41,330	$—
Accounts payable and accrued liabilities	1,195,418	1,162,098
Derivative liability	2,840,557	3,359,363
Capital lease obligations	431	1,694
Total current liabilities	4,077,736	4,523,155
LONG-TERM LIABILITIES:
Convertible debt	3,796,781	—
Notes payable, less current maturities	408,670	450,000
Deferred rent	145,993	143,234
Total long-term liabilities	4,351,444	593,234
TOTAL LIABILITIES	8,429,180	5,116,389
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value; 20,000,000 shares authorized; 2,869,739 shares issued and outstanding at June 30, 2014 and December 31, 2013	29	29
Additional paid-in capital	53,548,170	52,759,089
Deficit accumulated	(56,088,817)	(51,059,568)
Total stockholders’ equity (deficit)	(2,540,618)	1,699,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,888,562	$6,815,939

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

COSTS AND EXPENSES:
Research and development	$1,380,798	$1,648,838	$3,096,105	$3,239,450
General and administrative	959,885	1,073,749	2,046,921	2,195,452
Restructuring costs	204,934	—	221,815	—
Total costs and expenses	2,545,617	2,722,587	5,364,841	5,434,902

LOSS FROM OPERATIONS	(2,545,617)	(2,722,587)	(5,364,841)	(5,434,902)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	573,751	660,341	518,806	666,384
Loss on issuance of derivative warrants	—	—	—	(744,957)
Interest expense, net	(113,970)	(2,216)	(183,214)	(4,866)
Total other income (expense), net	459,781	658,125	335,592	(83,439)
NET LOSS	$(2,085,836)	$(2,064,462)	$(5,029,249)	$(5,518,341)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.73)	$(.72)	$(1.75)	$(2.03)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	2,869,739	2,869,739	2,869,739	2,717,966

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,029,249)	$(5,518,341)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	188,369	219,968
Stock-based compensation expense	536,216	803,791
Non-cash interest expense related to discount on convertible debt	50,805	—
Loss on disposal of fixed assets	2,268	4,513
Gain on revaluation of derivative warrants	(518,806)	(666,384)
Loss on issuance of derivative warrants	—	744,957
Changes in:
Accounts payable and accrued liabilities	33,320	304,484
Prepaid expenses and other current assets	132,115	180,024
Other assets and liabilities	2,622	4,391
Cash used in operating activities	(4,602,340)	(3,922,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(15,191)	(92,977)
Change in restricted cash	—	121,768
Cash (used in) provided by investing activities	(15,191)	28,791
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	4,000,000	—
Payments on capital lease obligations	(1,263)	(1,178)
Reverse stock split fractional shares	(1,158)	—
Proceeds from issuance of common stock, net of issuance costs	—	4,975,153
Change in deferred issuance costs	(172,407)	70,539
Cash provided by financing activities	3,825,172	5,044,514
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(792,359)	1,150,708
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,418,384	4,677,545
CASH AND EQUIVALENTS AT END OF PERIOD	$1,626,025	$5,828,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fair value of warrants classified as derivative liability	$—	$5,720,000
Relative fair value of warrants issued with convertible debt	$254,024	$—

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the “Company”) is a biopharmaceutical company developing compounds for the treatment and imaging of cancer.  Prior to February 11, 2014, the name of the Company was Novelos Therapeutics, Inc. (“Novelos”). On April 8, 2011, Novelos entered into a business combination (the “Acquisition”) with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers.

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the six months ended June 30, 2014, generated a net loss of approximately $5,029,000. The Company expects that it will continue to generate operating losses for the foreseeable future. See footnote 12 below for further information regarding the Company’s cash resources.  The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three months and six months ended June 30, 2014 and 2013, the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2014 and consolidated results of its operations for the three months and six months ended June 30, 2014, and its cash flows for the six months ended June 30, 2014 and 2013. The results for the six months ended June 30, 2014 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 19, 2014.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at June 30, 2014 and December 31, 2013 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — At June 30, 2014 and December 31, 2013, the balance of goodwill resulted from the Acquisition. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the six months ended June 30, 2014.

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the six months ended June 30, 2014.

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

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable, convertible debt and long-term obligations.  The carrying amount of cash equivalents and accounts payable approximate their fair value due to their short-term nature.  The fair value of convertible debt is equal to the fair value of the underlying common stock, which was approximately $2,556,000 at June 30, 2014. The carrying value of remaining long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market interest rates available on similar instruments.

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 551,365 and 826,365 at June 30, 2014 and December 31, 2013, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2014 and December 31, 2013, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Development Stage Entity — In previous filings, the Company has reported as a “Development Stage Entity”. However, in June 2014, the Financial Accounting Standards Board (FASB) published an Accounting Standards Update 2014-10 (ASU 2014-10) that removed the development stage entity guidance under Accounting Standards Codification Topic 915 (ASC 915) Development Stage Entities, thereby removing the financial reporting distinction between development stage entities and other reporting entities.

In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Presentation and disclosure requirements under ASC 915 are no longer required for the first annual period beginning after December 15, 2014, including interim periods therein. Earlier adoption of the new guidance for ASC 915 is permitted for any annual or interim period for which financial statements have not yet been issued for public business entities. Accordingly, the Company has elected to adopt these changes effective with the filing of this Form 10-Q.

2. FAIR VALUE

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The Company had issued warrants to purchase 1,365 shares of common stock prior to the Acquisition (“Legacy Warrants”) that are classified within the Level 2 hierarchy. Additionally, the Company issued warrants to purchase an aggregate of 825,000 common shares in a February 2013 public offering (“February 2013 Public Offering Warrants”). On February 20, 2014, warrants to purchase 275,000 shares of common stock issued in the February 2013 offering expired. The remaining 550,000 warrants are classified within the Level 3 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$2,557	$—	$2,557
February 2013 Public Offering Warrants	—	—	2,838,000	2,838,000
Total	$—	$2,557	$2,838,000	$2,840,557

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$4,363	$—	$4,363
February 2013 Public Offering Warrants	—	—	3,355,000	3,355,000
Total	$—	$4,363	$3,355,000	$3,359,363

In order to estimate the fair value of the Legacy Warrants considered to be derivative instruments, the Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 6).

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments as of June 30, 2014, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate of 1.76% (compared with risk-free interest rate of 0.92% as of December 31, 2013), volatility of 108% (compared with 109% as of December 31, 2013), contractual term of 6 years (also 6 years as of December 31, 2013), future financing requirements and dividend rates.

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

	June 30, 2014	December 31, 2013
Beginning balance – Fair value	$3,355,000	$—
Fair value of warrants issued in connection with February 2013 public offering	—	5,720,000
Gain on derivatives resulting from change in fair value	(517,000)	(2,365,000)
Ending balance – Fair value	$2,838,000	$3,355,000

3.  CONVERTIBLE DEBT

On February 5, 2014, the Company entered into a securities purchase agreement with certain accredited investors to sell $4,000,000 in principal amount of convertible debentures and warrants to purchase 400,000 shares of its common stock for an aggregate purchase price of $4,000,000. On February 6, 2014, the Company completed the sale of the debentures and warrants (the “February 2014 Private Placement”).

Debentures

The debentures mature on February 6, 2016 and are convertible at any time at a conversion price of $10.00 per share into an aggregate of 400,000 shares of common stock. The debentures accrue interest at an annual rate of 8%, payable upon redemption or conversion, in cash or shares of the Company’s common stock. During the six months ended June 30, 2014, the Company accrued $128,000 in interest expense, which is included in accrued liabilities as of June 30, 2014. The debenture conversion price and the common stock issuable pursuant to the debentures are subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the debenture holders after such event will be equivalent to the rights of debenture holders prior to such event.

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

Other than as specifically permitted under in the debentures, as long as any of the debentures remain outstanding, the Company may not, without the consent of holders of a majority in principal amount of the then outstanding debentures: incur any indebtedness for borrowed money; grant any liens on its property or assets; repurchase shares of its common stock or common stock equivalents; repurchase or otherwise acquire any indebtedness; pay cash dividends or distributions on any equity securities; enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the SEC, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company; or enter into any agreement with respect to any of the foregoing. See footnote 12 for discussion of the security interest extended to these debentures as consideration for the consent of the holders to the issuance of the promissory notes in July 2014.

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

Common Stock Purchase Warrants

The warrants have an exercise price of $20.00 and, if unexercised, expire on February 6, 2019.  The warrants are exercisable only following the full or partial conversion of the associated debentures, and in the event of a partial conversion the warrant shall become exercisable only for a proportionate number of the total shares subject to the warrant. In the event any debentures cease to be outstanding prior to the associated warrants becoming exercisable, whether by reason of repayment, prepayment, redemption or otherwise, the associated warrants will automatically terminate.

The warrant exercise price and the number of shares of common stock issuable pursuant to the warrants are subject to adjustment for stock dividends, stock splits or similar capital reorganizations so that the rights of the warrant holders after such event will be equivalent to the rights of warrant holders prior to such event.

The Company determined that the warrants associated with the convertible debentures meet the requirements for classification as equity. Therefore, the relative fair value of the warrants at the date of issuance of $254,000 has been included as a component of stockholders’ equity. In order to estimate the value of the these warrants the Company used a probability weighted valuation model together with assumptions that considered, among other variables, the fair value of the underlying stock, a risk-free interest rate of 1.52%, a volatility of 110%, a 0% dividend rate, a contractual term of 5 years, and an estimate of the probability that the warrants will become exercisable upon conversion of the associated debt.

Following the allocation of the relative fair value of the warrants to equity, the remaining value of approximately $3,746,000, at the date of issuance, was allocated to the convertible debentures. The resulting discount on the debentures of $254,000 will be accreted to interest expense over the shorter of the time to maturity or conversion. During the six months ended June 30, 2014, the Company recorded approximately $51,000 of non-cash expense related to accretion of the discount on the debentures.

4. REVERSE STOCK SPLIT AND RECAPITALIZATION

At the annual meeting of stockholders held on May 22, 2014, the Company’s stockholders approved an amendment to the certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1:10 to 1:20 in order to satisfy requirements for the listing of the Company’s common stock on the NASDAQ Capital Market. In addition, the proposal approved by the stockholders provided that if the reverse split was effected, the number of shares of common stock that the Company is authorized to issue would be reduced from 150,000,000 to the greater of (A) 20,000,000 and (B) the number of shares equal to three (3) times the sum of the number of all shares of common stock outstanding and the number of shares of common stock issuable upon exercise or conversion of all outstanding options, warrants and convertible debt. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected and the corresponding reduction in authorized shares of common stock by filing an appropriate amendment to the Company’s certificate of incorporation. The board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on June 6, 2014 and effective at the close of business on June 13, 2014, the second amended and restated certificate of incorporation was amended to effect a 1-for-20 reverse split of the Company’s common stock (the “Listing Reverse Split”) and reduce the number of authorized shares of common stock to 20,000,000 from 150,000,000. All share and per share numbers included in this Form 10-Q give effect to the Listing Reverse Split.

5. STOCKHOLDERS’ EQUITY

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2014.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

February 2014 Private Placement (1)	400,000	$20.00	February 6, 2019
February 2013 Public Offering (2)	550,000	10.00	February 20, 2018
February 2013 Public Offering – Placement Agents	38,496	12.50	February 4, 2018
November 2012 Private Placement	50,000	25.00	November 2, 2017
June 2012 Public Offering	149,069	25.00	June 13, 2017
December 2011 Underwritten Offering	462,411	12.00	December 6, 2016
April 2011 Private Placement	302,922	15.00	March 31, 2016
Legacy warrants (2)	1,365	10.00	July 27, 2015
Legacy warrants	5,252	321.30	July 27, 2015
Legacy warrants	4,570	1,989.00 - 2,019.60	December 31, 2015
Total	1,964,085

(1)	Warrants issued in connection with the sale of convertible debentures. As described in Note 3, the warrants are only exercisable following conversion of the associated debentures.
(2)	The exercise prices of these warrants are subject to adjustment for “down-rounds” and the warrants have been accounted for as a derivative instrument as described in Note 2.

6. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Employee and director stock option grants:
Research and development	$47,274	$106,774	$110,701	$212,612
General and administrative	176,581	264,243	360,965	576,282
Restructuring costs	47,853	—	47,853	—
	271,708	371,017	519,519	788,894

Non-employee consultant stock option grants:
Research and development	1,982	3,311	16,697	4,322
General and administrative	—	3,565	—	10,575
	1,982	6,876	16,697	14,897

Total stock-based compensation	$273,690	$377,893	$536,216	$803,791

In October 2013, the Company granted options to purchase 264,278 shares of common stock in connection with the appointment of its then Acting Chief Executive Officer, including options to purchase 96,278 shares of common stock at $15.00 per share (the “Anti-dilution Option”), exercisable as shares of the Company’s common stock are issued following the exercise of outstanding warrants to purchase up to 96,278 shares of the Company’s common stock, in the ratio of one option share for each 19 shares issued upon warrant exercise. No compensation expense was recognized related to these options as the Company was not able to conclude that the achievement of the performance condition was probable. On February 20, 2014, warrants to purchase 275,000 shares of common stock at an exercise price of $10.00 per share expired unexercised and as a result, the number of shares subject to the Anti-dilution Option was reduced by 14,474 shares, according to its terms.

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively for the six months ended June 30, 2014 and for the year ended December 31, 2013.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Volatility	108%	109%
Risk-free interest rate	1.76%	0.92%
Expected life (years)	6.0	6.0
Dividend	0%	0%
Weighted-average exercise price	$7.40	$14.80
Weighted-average grant-date fair value	$6.20	$12.20

Exercise prices for all grants made during the six months ended June 30, 2014 and 2013 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	634,658	$18.20
Granted	20,000	$7.40
Canceled	(20,521)	$23.17
Forfeited	(14,474)	$15.00
Outstanding at June 30, 2014	619,663	$17.80

Vested, June 30, 2014	264,752	$29.00	4.04	$—
Unvested, June 30, 2014	354,911	$9.20	9.26	$—
Exercisable at June 30, 2014	264,752	$29.00	4.04	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2014, there was approximately $1,869,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $1,096,000, $570,000, and $203,000 during 2014, 2015, and 2016, respectively. The Company expects 273,106 unvested options to vest in the future.  In addition, there are outstanding options to purchase 81,805 shares of common stock that vest upon the occurrence of future events. The Company was not able to conclude that the achievement of the performance condition is probable; therefore, the Company has not recognized any expense associated with the $418,000 fair value of these awards. Recognition of expense will begin when and if the Company determines that achievement of the performance condition is probable. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2014 was $16.66 and $5.98, respectively.

7.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2014 or 2013 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

8. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants and convertible debt.  Since there is a net loss attributable to common stockholders for the six months ended June 30, 2014 and 2013, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Six Months Ended June 30,
	2014	2013
Warrants	1,964,085	1,839,123
Stock options	619,663	314,582
Convertible debt	400,000	—

9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to the following legal matter.

BAM Dispute

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in our favor was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM’s appellate brief and the Company’s opposition have been filed with the Appeals Court but oral arguments have not yet been scheduled. On April 14, 2014, BAM filed a motion to modify the record on appeal. The Company has opposed the motion.

We do not anticipate that this litigation matter will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

10. RESTRUCTURING COSTS

During 2013 the Company had several changes to its board composition and executive management, including the relocation of the Company’s principal executive offices from Newton, Massachusetts to its corporate headquarters in Madison, Wisconsin. During the six months ended June 30, 2014, the Company incurred approximately $222,000 of costs associated with the closure of the executive offices in Newton, Massachusetts and accruals related to severance agreements. This amount has been classified as restructuring costs on the accompanying statement of operations.

In connection with the Acquisition, the responsibilities of the Company’s Vice President of Finance, Chief Financial Officer and Treasurer (CFO) and those of the Director of Financial Reporting were transitioned to the Company’s headquarters in Madison, Wisconsin. As a result, the Company’s relationship with both employees terminated in June 2014. These two employees received lump-sum severance payments totaling approximately $160,000, which is included in the approximately $222,000 restructuring costs presented in the accompanying Condensed Consolidated Statement of Operations. Benefits will continue for these employees for six and four months, respectively, following termination.

In addition, all unvested options held by the former CFO were credited with an additional six months vesting and the vested options held by this employee shall be exercisable for eighteen months following termination. All unvested options held by the former Director of Financial Reporting shall be exercisable for twelve months following termination.

The Company does not anticipate any further costs related to the relocation and restructuring.

11.  RELATED PARTY TRANSACTIONS

Jamey Weichert, the Company’s Chief Scientific Officer and principal founder of Cellectar, and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the six months ended June 30, 2014, the Company was invoiced $334,000 by UW, of which $264,000 has been paid, for costs associated with clinical trial agreements. During the six months ended June 30, 2013, the Company made contributions to UW totaling $62,500 for use towards unrestricted research activities.

12. SUBSEQUENT EVENT

The Company and a group of lenders entered into a Note Purchase and Security Agreement dated as of July 29, 2014 providing for borrowing by the Company of up to an aggregate of $1,000,000 upon the issuance of the Company’s secured promissory notes (the “Notes”) bearing interest of 8% per annum and having a stated maturity of 60 days from issuance or the earlier closing of an equity financing with gross proceeds to the Company of $1,000,000. The Notes are secured by a lien on substantially all assets of the Company, now existing or subsequently acquired. The Company borrowed an aggregate of $617,500 at an initial closing on July 29, 2014. Any borrowing of the remaining $382,500 balance of the $1,000,000 is at the option of the lenders. In connection with the entry into the Note Purchase and Security Agreement, the Company obtained the consent of the holders of its outstanding convertible debentures in exchange for the extension of the security interest on all such assets of the Company to the convertible debentures, pari passu with the Notes.

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

Overview

Cellectar Biosciences, Inc. (the Company) is a biopharmaceutical company developing compounds for the treatment and imaging of cancer.  Prior to February 11, 2014, the name of the Company was Novelos Therapeutics, Inc. (Novelos). On April 8, 2011, Novelos entered into a business combination (the Acquisition) with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers.

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

The Company is currently developing three proprietary product candidates:

•	I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting PET imaging agent that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 are ongoing across solid tumor indications. In March 2014, we commenced enrollment in a Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma, a type of glioma. We expect to complete this trial during the first half of 2015, subject to additional funding. In April 2014, the FDA granted I-124-CLR1404 orphan status as a diagnostic for the management of glioma.
•	I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic that delivers cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe I-131-CLR1404 also has the potential to be the first therapeutic agent to use phospholipid ether (PLE) analogs to target cancer cells. In November 2013, we completed enrollment in a Phase 1b dose-escalation trial evaluating I-131-CLR1404 in the treatment of patients with advanced solid tumors and the results of the trial were presented to the American Society of Clinical Oncology (ASCO) June 2014 Annual Meeting. Because of the highly radiosensitive nature, clear unmet medical need in the relapse/refractory setting and the potential to receive orphan drug designation, the Company is pursuing multiple myeloma as an initial target indication for future I-131-CLR1404 development and plans to submit an Investigational New Drug Application (IND) with the FDA in 2014.
•	CLR1502 is a preclinical, small-molecule, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. We anticipate filing an IND with the FDA for CLR1502 in 2014.

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

Six Months Ended June 30, 2014 and 2013

Research and Development.  Research and development expense for the six months ended June 30, 2014 was approximately $3,096,000 (comprised of $624,000 in clinical project costs, $177,000 of preclinical project costs, $368,000 of manufacturing and related costs and $1,927,000 in general unallocated research and development costs) compared to approximately $3,239,000 (comprised of $343,000 in clinical project costs, $217,000 of preclinical project costs, $464,000 of manufacturing and related costs and $2,215,000 in general unallocated research and development costs) for the six months ended June 30, 2013.  The overall decrease in research and development expense of $143,000, or 4.4%, was due to four primary factors: (1) the restructuring, which reduced compensation-related expenses by approximately $237,000 (included in the $288,000 decrease in general unallocated research and development costs); (2) the $96,000 decrease in manufacturing and related costs in the six months ended June 30, 2014 versus 2013, which was related a decrease in manufacturing materials as a result of the completion of the Phase 1b trial for I-131-CLR1404; (3) the $40,000 decrease in preclinical projects expense, which is primarily attributable to lower spending on studies related to CLR1502; and (4) reduced equipment costs. These lower costs were partially offset by a $281,000 increase in clinical project expense, due primarily to incremental expenses related to the Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma.

General and Administrative.  General and administrative expense for the six months ended June 30, 2014 was approximately $2,047,000 compared to approximately $2,195,000 in the six months ended June 30, 2013.  The approximately $148,000, or 6.7%, decrease is related to lower compensation costs as a result of the restructuring and a decrease in directors fees associated with a reduction in the number of independent directors. The decreases were partially offset by an increase in legal fees.

Restructuring Costs. During the six months ended June, 2014, the Company recorded approximately $222,000 of restructuring expenses related to the closure of the Newton, Massachusetts executive offices. The Company did not incur any restructuring costs in the six months ended June 30, 2013.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $519,000 in the six months ended June 30, 2014 and a gain on derivative warrants of approximately $666,000 in the six months ended June 30, 2013. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Loss on Issuance of Derivative Warrants. Loss on derivative warrants of approximately $745,000 was recorded in the six months ended June 30, 2013 and represents the amount by which the initial fair value of warrants issued in connection with the February Offering exceeded the net proceeds received from the offering. These warrants are classified as derivative liabilities because they include “down-round” anti-dilution protection. We had no such expense in the six months ended June 30, 2014.

Interest expense, net.  Interest expense, net for the six months ended June 30, 2014 consists of approximately $128,000 of interest expense related to the accrual of interest at the stated rate on convertible debentures, approximately $51,000 of non-cash interest expense related to the accretion of the discount on convertible debentures and approximately $4,000 related to the Company’s outstanding debt with the Wisconsin department of Commerce. Interest expense for six months ended June 30, 2013 was driven solely by the notes payable to the Wisconsin Department of Commerce. The increase in interest expense is attributable to the issuance of the convertible debentures issued in the February 2014 Private Placement.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of June 30, 2014, we had approximately $1,626,000 in cash and cash equivalents. To date, including funds raised by Cellectar, Inc., we have raised capital aggregating approximately $130 million.

During the six months ended June 30, 2014, we reported a net loss of approximately $5,029,000, while using approximately $4,602,000 in cash in operations. This loss included the following non-cash items: an approximately $519,000 gain on the revaluation of derivative warrants, approximately $536,000 in stock-based compensation expense, approximately $188,000 in expense related to depreciation and amortization, and approximately $51,000 of non-cash interest expense related to the accretion of the discount on convertible debt. After adjustment for these non-cash items, other changes in working capital provided cash of $170,000.

During the six months ended June 30, 2014, we purchased approximately $15,000 in fixed assets.

In February 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000. The debentures mature on February 6, 2016 and are convertible at any time at $10.00 per share into 400,000 shares of common stock. In the event of the sale of securities by the Company for minimum proceeds of at least $2,000,000 (“Subsequent Financing”), the holders of the debentures may elect to redeem some or all of the then outstanding principal amount of the debenture, along with accrued but unpaid interest, in an amount equal to the amount of the holder’s investment in the Subsequent Financing.

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

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2014, we generated a net loss of approximately $5,029,000 and we expect that we will continue to generate operating losses for the foreseeable future. At June 30, 2014, our consolidated cash balance was approximately $1,626,000. We believe this cash balance, plus the amount (approximately $615,000) raised upon issuance of the Notes in July 2014, is adequate to fund operations through August 2014. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially effect our liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second quarter of 2014 that would have materially effected, or would have been reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in our favor was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM’s appellate brief and the Company’s opposition have been filed with the Appeals Court but oral arguments have not yet been scheduled. On April 14, 2014, BAM filed a motion to modify the record on appeal. The Company has opposed the motion.

Item 1A. Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2014, our consolidated cash balance was approximately $1,626,000. We believe our cash balance at June 30, 2014, plus the proceeds of the Notes issued in July 2014, is adequate to fund operations through August 2014. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If we cannot secure adequate financing when needed, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves and commercialize ourselves. In such an event, our business, prospects, financial condition, and results of operations may be adversely affected.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2014, we had a stockholders’ deficit of $2,541,000. The net loss for the six months ended June 30, 2014 was approximately $5,029,000, and we may never achieve profitability.

All of the Company’s assets represent collateral security for our outstanding debt.

In July 2014, in connection with the issuance and sale of our 8% promissory notes, we granted a security interest in all of the Company’s assets, now existing or subsequently acquired, as collateral for the Company’s obligations under these notes. Additionally, in connection with obtaining the consent of the holders of our convertible debentures to the incurrence of this additional debt, we extended the security interest in all of our assets to our obligations under the convertible debentures. The creation of a security interest in all assets in favor of the holders of the promissory notes and the convertible debentures may make it more difficult for the Company to obtain trade credit in the future.

Item 5. Other Information

The Company and a group of lenders entered into a Note Purchase and Security Agreement dated as of July 29, 2014 providing for borrowing by the Company of up to an aggregate of $1,000,000 upon the issuance of the Company’s secured promissory notes (the “Notes”) bearing interest of 8% per annum and having a stated maturity of 60 days from issuance or the earlier closing of an equity financing with gross proceeds to the Company of $1,000,000. The Notes are secured by a lien on substantially all assets of the Company,now existing or subsequently acquired. The Company borrowed an aggregate of $617,500 at an initial closing on July 29, 2014. Any borrowing of the remaining $382,500 balance of the $1,000,000 is at the option of the lenders. In connection with the entry into the Note Purchase and Security Agreement, the Company obtained the consent of the holders of its outstanding convertible debentures in exchange for the extension of the security interest on all such assets of the Company to the convertible debentures, pari passu with the Notes.

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.1.1	Amendment to the Second Amended and restated Articles of Incorporation		8-K	June 13, 2014	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

10.1	Form of Note Purchase and Security Agreement	X

10.2	Form of 8% Secured Promissory Note	X

10.3	Form of Consent Agreement with Debenture Holders	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 4, 2014	By:	/s/ Simon Pedder
Simon Pedder
President and Chief Executive Officer

