Form 10-Q/A
period 2014-09-30
Cellectar Biosciences, Inc.
filed 2015-05-20
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Cellectar Biosciences, Inc. (the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 (the “Original Filing”), to restate our condensed consolidated financial statements and related footnote disclosures for the three months and nine months ended September 30, 2014. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

On May 14, 2015, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, and; (2) the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Affected Periods”). Similarly, the related press releases, Report of Independent Registered Public Accounting Firm on the consolidated financial statements as of and for the year ended December 31, 2014 and the stockholder communications describing the portion of our financial statements for the Affected Periods should no longer be relied upon.

As discussed in further detail below and in Note 1A to the accompanying condensed consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for warrants. We evaluated the impact of this misapplication on the financial statements listed above and concluded that the impact was material to those financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in this Quarterly Report affected by the restatement adjustments reflect such amounts as restated.

Based on Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement and those which include “down-round provisions” should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

On August 20, 2014, in addition to other securities, we issued 3,833,333 warrants to purchase shares of our common stock at an exercise price of $4.68 per share as part of an underwritten offering. In connection with the election to participate in that offering by the holders of debentures representing $4,000,000 principal amount and related accrued interest of $172,435, we issued an additional 1,109,690 warrants (for further discussion of this underwritten offering, please refer to Note 4 – “Stockholders’ Equity”). These warrants contain a cash settlement feature applicable in circumstances where there is no current prospectus to support the issuance of registered common stock and a warrant holder wishing to exercise the warrant requests gross settlement rather than the net settlement via cashless exercise provided for in the warrant agreement.

The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the warrants issued in August 2014 as a derivative liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2014 based on the framework in “Internal Control-Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of September 30, 2014, solely due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Restatement of Other Financial Statements

In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2014 (the “Form 10-K/A”). We are filing the Form 10-K/A to restate our consolidated financial statements and related financial information for the year ended December 31, 2014 and to amend certain other Items within those reports.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the original filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

3

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q/A INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,576,005	$2,418,384
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	290,352	294,687
Total current assets	11,921,357	2,768,071
FIXED ASSETS, NET	2,111,280	2,360,534
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$15,719,971	$6,815,939

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of notes payable	$103,325	$—
Accounts payable and accrued liabilities	1,139,503	1,162,098
Derivative liability	4,093,095	3,359,363
Capital lease obligations	2,122	1,694
Total current liabilities	5,338,045	4,523,155
LONG-TERM LIABILITIES:
Notes payable, less current maturities	346,675	450,000
Deferred rent	147,234	143,234
Capital lease obligation, less current portion	11,184	—
Total long-term liabilities	505,093	593,234
TOTAL LIABILITIES	5,843,138	5,116,389
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value; 20,000,000 shares authorized; 7,562,762 and 2,869,739 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	76	29
Additional paid-in capital	65,641,552	52,759,089
Deficit accumulated	(55,764,795)	(51,059,568)
Total stockholders’ equity	9,876,833	1,699,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,719,971	$6,815,939

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

COSTS AND EXPENSES:
Research and development	$1,470,297	$2,066,827	$4,566,403	$5,306,277
General and administrative	802,794	843,622	2,849,714	3,039,074
Restructuring costs	—	—	221,815	—
Total costs and expenses	2,273,091	2,910,449	7,637,932	8,345,351

LOSS FROM OPERATIONS	(2,273,091)	(2,910,449)	(7,637,932)	(8,345,351)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	2,850,171	1,597,372	3,368,977	2,263,756
Loss on issuance of derivative warrants	—	—	—	(744,957)
Interest expense, net	(253,058)	(2,241)	(436,272)	(7,107)
Total other income (expense), net	2,597,113	1,595,131	2,932,705	1,511,692
NET INCOME (LOSS)	$324,022	$(1,315,318)	$(4,705,227)	$(6,833,659)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$.06	$(.46)	$(1.31)	$(2.47)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	5,012,206	2,869,739	3,591,742	2,769,167

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,705,227)	$(6,833,659)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	277,688	325,660
Stock-based compensation expense	682,775	1,101,465
Non-cash interest expense related to convertible debt	426,458	—
Loss on disposal of fixed assets	2,269	4,513
Gain on revaluation of derivative warrants	(3,368,977)	(2,263,756)
Loss on issuance of derivative warrants	—	744,957
Changes in:
Accounts payable and accrued liabilities	(22,594)	440,323
Prepaid expenses and other current assets	4,335	(1,959)
Other assets and liabilities	4,000	6,450
Cash used in operating activities	(6,699,273)	(6,476,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(17,397)	(134,956)
Change in restricted cash	—	2,000,000
Cash (used in) provided by investing activities	(17,397)	1,865,044
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	4,000,000	—
Proceeds from issuance of notes payable	617,500	—
Payment of notes payable	(617,500)	—
Payments on capital lease obligations	(1,694)	(1,782)
Reverse stock split fractional shares	(1,158)	—
Proceeds from issuance of common stock, net of underwriting issuance costs	12,395,965	4,975,153
Cash paid for issuance costs	(518,822)	—
Change in deferred issuance costs	—	70,539
Cash provided by financing activities	15,874,291	5,043,910
INCREASE IN CASH AND EQUIVALENTS	9,157,621	432,948
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,418,384	4,677,545
CASH AND EQUIVALENTS AT END OF PERIOD	$11,576,005	$5,110,493
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Exchange of debentures and accrued interest for common stock	$4,172,444	$—
Fair value of warrants classified as derivative liability	$4,102,709	$5,720,000
Relative fair value of warrants issued with debentures	$254,024	$—

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Overview

On August 20, 2014, Cellectar Biosciences, Inc. (the “Company”) completed an underwritten public offering of 3,583,333 shares of its common stock and warrants to purchase 3,833,333 shares of its common stock at an exercise price of $4.68 per share, expiring on August 20, 2019 (the “August 2014 Underwritten Offering”). In conjunction with the August 2014 Underwritten Offering, all of the holders of the debentures issued in February 2013 elected to participate in the offering of common stock and warrants at the combined offering price of $3.76 per share. As a result, $4,000,000 principal amount of debentures and accrued interest of $172,435 was extinguished in exchange for 1,109,690 shares of the Company’s common stock and warrants to purchase 1,109,690 shares of common stock at $4.68 per share (the “August 2014 Debenture Tender and Exchange”). See Note 4 for further discussion of the August 2014 Underwritten Offering and the August 2014 Debenture Tender and Exchange (together the “August 2014 Offering”).

On May 14, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with management, determined that due to a misapplication of the guidance on accounting for certain of its warrants issued in the August 2014 Offering, the Company’s previously issued financial statements for the periods ended September 30, 2014 and December 31, 2014 (the “Affected Periods”) should no longer be relied upon. As a result, the Company has restated the financial statements for the Affected Periods. These restatements result in non-cash, non-operating financial statement corrections and have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The warrants issued in the August 2014 Offering (the “August 2014 Warrants”) contain a cash settlement feature applicable in circumstances where there is no current prospectus to support the issuance of registered common stock, and a warrant holder wishing to exercise the warrant requests gross settlement rather than the net settlement via cashless exercise provided in the warrant. Based on Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement and those which include “down-round provisions” should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

Of the August 2014 Warrants, 4,943,023 contain the cash settlement feature. Previously classified as equity, these warrants have been reclassified as a derivative liability in the restated information. These warrants are listed on the NASDAQ Capital Market under the symbol CLRBW; therefore, the Company has established their fair value based upon the market value (see Note 2). The impact of the restatement on the condensed consolidated balance sheet, statement of operations and cash flows, as of September 30, 2014, and for the three months and nine months ended September 30, 2014, is presented below.

	As of September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Derivative liability	$820,124	$3,272,971	$4,093,095
Total current liabilities	2,065,074	3,272,971	5,338,045
Total liabilities	2,570,167	3,272,971	5,843,138
Additional paid-in capital	69,744,261	(4,102,709)	65,641,552
Accumulated deficit	(56,594,533)	829,738	(55,764,795)
Total stockholders’ equity	13,149,804	(3,272,971)	9,876,833

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Gain on revaluation of derivative warrants	$2,020,433	$829,738	$2,850,171
Total other income, net	1,767,375	829,738	2,597,113
Net income (loss)	(505,716)	829,738	324,022
Basic and diluted net income (loss) per common share	(0.10)	0.17	0.06

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Gain on revaluation of derivative warrants	$2,539,239	$829,738	$3,368,977
Total other income, net	2,102,967	829,738	2,932,705
Net income (loss)	(5,534,965)	829,738	(4,705,227)
Basic and diluted net income (loss) per common share	(1.54)	0.23	(1.31)

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows Data:
Net loss	(5,534,965)	829,738	(4,705,227)
Gain on revaluation of derivative warrants	(2,539,239)	(829,738)	(3,368,977)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

The Company is a biopharmaceutical company developing compounds for the treatment and imaging of cancer.  Prior to February 11, 2014, the name of the Company was Novelos Therapeutics, Inc. (“Novelos”). On April 8, 2011, Novelos entered into a business combination (the “Acquisition”) with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers.

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the nine months ended September 30, 2014, generated a net loss of approximately $4,705,000. The Company expects that it will continue to generate operating losses for the foreseeable future. See Note 4 below for further information regarding the Company’s recent fund raising activities.  The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 5,494,388 and 826,365 at September 30, 2014 and December 31, 2013, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At September 30, 2014 and December 31, 2013, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The Company had issued warrants to purchase 1,365 shares of common stock prior to the Acquisition (“Legacy Warrants”) that are classified within the Level 2 hierarchy. Additionally, the Company issued warrants to purchase an aggregate of 825,000 common shares in a February 2013 public offering (“February 2013 Public Offering Warrants”). On February 20, 2014, warrants to purchase 275,000 shares of common stock issued in the February 2013 offering expired. The remaining 550,000 warrants are classified within the Level 3 hierarchy. The 4,943,023 August 2014 Warrants are listed on the NASDAQ Capital Market under the symbol “CLRBW”, however, there are certain periods where trading volume is low; therefore, they are classified within the Level 2 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Restated)
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$624	$—	$624
February 2013 Public Offering Warrants	—	—	819,500	819,500
August 2014 Warrants	—	3,272,971	—	3,272,971
Total	$—	$3,273,595	$819,500	$4,093,095

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$4,363	$—	$4,363
February 2013 Public Offering Warrants	—	—	3,355,000	3,355,000
Total	$—	$4,363	$3,355,000	$3,359,363

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

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 trading day period that ended on the balance sheet date.

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

4. STOCKHOLDERS’ EQUITY

August 2014 Underwritten Offering

On August 20, 2014, the Company completed an underwritten public offering of 3,583,333 shares of its common stock and warrants to purchase 3,833,333 shares of its common stock at an exercise price of $4.68 per share, expiring on August 20, 2019 (the “August 2014 Underwritten Offering”). The offering price was $3.75 per common share and $.01 per warrant and resulted in gross proceeds of $13,475,832 and net proceeds of $11,877,143 after deducting transaction costs. The underwriter received a weighted average discount of approximately 6.4 percent on the underwritten securities. The underwriting discount, along with other legal and accounting costs associated with the offering, including those previously included as deferred issuance costs, totaling $1,598,689, was recorded as a reduction of the gross proceeds received. The underwriter also received warrants to purchase 96,988 shares of common stock at an exercise price of $4.6875 as compensation pursuant to the underwriting agreement. The fair value of the underwriter warrants was approximately $275,000 at issuance and had no impact on stockholders’ equity. The Company used the Black-Scholes option pricing model to value the warrants issued to the underwriter and applied assumptions that considered, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used were generally consistent with those disclosed for stock-based compensation (see Note 7).

The warrant exercise price for all warrants issued as part of the August 2014 Underwritten Offering and the common stock issuable pursuant to such warrants is subject to adjustment only for stock dividends, stock splits and similar capital reorganizations so that the rights of the warrant holders after such events will be equivalent to the rights of the warrant holders prior to such events. As discussed in Note 1A above, since the warrants have a certain type of cash settlement feature, the Company has determined that these warrants should be classified as a derivative liability.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2014.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

August 2014 Public Offering (1)	5,040,011	$4.68	August 20, 2019
February 2013 Public Offering (1)	550,000	3.75	February 20, 2018
February 2013 Public Offering – Placement Agents	38,496	12.50	February 4, 2018
November 2012 Private Placement	50,000	25.00	November 2, 2017
June 2012 Public Offering	149,069	25.00	June 13, 2017
December 2011 Underwritten Offering	462,411	12.00	December 6, 2016
April 2011 Private Placement	302,922	15.00	March 31, 2016
Legacy warrants (1)	1,365	3.75	July 27, 2015
Legacy warrants	5,252	321.30	July 27, 2015
Legacy warrants	4,570	1,989.00 - 2019.60	December 31, 2015
Total	6,604,096

(1)	These warrants have a certain type of cash settlement feature or their exercise prices or the number of shares for which the warrant may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 96,988 warrants issued in August 2014.

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

Concurrently with the closing of the August 2014 Underwritten Offering, outstanding principal amount of the Notes plus accrued interest of approximately $3,000 was repaid in full.

The remaining notes payable balance at September 30, 2014 consists entirely of the $450,000 loan from the Wisconsin Department of Commerce dated September 15, 2010.

6. REVERSE STOCK SPLIT AND RECAPITALIZATION

At the annual meeting of stockholders held on May 22, 2014, the Company’s stockholders approved an amendment to the certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1:10 to 1:20 in order to satisfy requirements for the listing of the Company’s common stock on the NASDAQ Capital Market. In addition, the proposal approved by the stockholders provided that if the reverse split was effected, the number of shares of common stock that the Company is authorized to issue would be reduced from 150,000,000 to the greater of (A) 20,000,000 and (B) the number of shares equal to three (3) times the sum of the number of all shares of common stock outstanding and the number of shares of common stock issuable upon exercise or conversion of all outstanding options, warrants and convertible debt. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected and the corresponding reduction in authorized shares of common stock by filing an appropriate amendment to the Company’s certificate of incorporation. The board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on June 6, 2014 and effective at the close of business on June 13, 2014, the second amended and restated certificate of incorporation was amended to effect a 1-for-20 reverse split of the Company’s common stock (the “Listing Reverse Split”) and reduce the number of authorized shares of common stock to 20,000,000 from 150,000,000. All share and per share numbers included in this Form 10-Q/A give effect to the Listing Reverse Split.

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

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants and convertible debt. The inclusion of common stock equivalents in the computation for all periods presented would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Nine Months Ended September 30,
	2014	2013
Warrants	6,604,096	1,839,123
Stock options	619,166	305,233

10.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to the following legal matter.

BAM Dispute

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in our favor was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM’s appellate brief and the Company’s opposition have been filed with the Appeals Court but oral arguments have not yet been scheduled. On April 14, 2014, BAM filed a motion to modify the record on appeal. The Appeals Court heard oral arguments on October 10, 2014 and the matter remains sub judice.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q/A includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for amounts due to clinical research organizations, and clinical investigators and the risk factors set forth in our annual report on Form 10-K and below under the caption “Risk Factors”. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $3,369,000 in the nine months ended September 30, 2014 and a gain on derivative warrants of approximately $2,264,000 in the nine months ended September 30, 2013. These amounts represent the change in fair value, during the respective period, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement provision, a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

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

During the nine months ended September 30, 2014, we reported a net loss of approximately $4,705,000, while using approximately $6,699,000 in cash in operations. The net loss included an approximately $3,369,000 gain on the revaluation of derivative warrants, which was partially offset by the following: approximately $683,000 in stock-based compensation expense, approximately $278,000 in expense related to depreciation and amortization, and approximately $426,000 of non-cash interest expense related to the accretion of the discount on convertible debt. After adjustment for these non-cash items, other changes in working capital resulted in a decrease of $12,000.

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

In August 2014, we closed an underwritten, public offering of 3,583,333 common shares and 3,833,333 warrants to purchase common shares for gross proceeds of approximately $13.5 million, and net proceeds of approximately $11.9 million after underwriting and related fees. The underwriter partially exercised their overallotment option for 250,000 shares and 500,000 warrants, which are included in the totals above. This public offering constituted a Subsequent Financing. All $4,000,000 principal amount of debentures, together with approximately $172,000 of accrued interest, were tendered in exchange for 1,109,690 shares of common stock and warrants to purchase 1,109,690 shares of common stock on the same price terms as the underwritten public offering.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2014, we generated a net loss of approximately $4,705,000 and we expect that we will continue to generate operating losses for the foreseeable future. At September 30, 2014, our consolidated cash balance was approximately $11,576,000. We believe this cash balance is adequate to fund operations through the third quarter of 2015. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014 our management concluded that, as of such date, our disclosure controls and procedures were not effective.

We filed our Quarterly Report for the quarter ended September 30, 2014 on November 12, 2014. At that time, our principal executive officer and our principal financial officer had concluded that our internal control over financial reporting was effective as of September 30, 2014. Subsequent to performing that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014, due to a material weakness in our internal control over financial reporting, described below, related to our accounting for equity instruments. Notwithstanding this material weakness, management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

Our internal controls over financial reporting did not result in the proper classification of the warrants we issued in August 2014 which, due to its impact on our financial statements, is a material weakness. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Restatement of Consolidated Financial Statements

On May 14, 2015, the Company’s management, in consultation with the Audit Committee, determined that due to the misapplication of the guidance in accounting for warrants, its previously issued consolidated financial statements for the year ended December 31, 2014, and the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (together the “Affected Periods”) should not be relied upon. However, the non-cash adjustments to the financial statements in all of the Affected Periods have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From its inception through 2010, Novelos was primarily engaged in the development of certain oxidized glutathione-based compounds for application as therapies for disease, particularly cancer. These compounds were originally developed in Russia and in June 2000, Novelos acquired commercial rights from the Russian company (“ZAO BAM”) which owned the compounds and related Russian patents. In April 2005, Novelos acquired worldwide rights to the compounds (except for the Russian Federation) in connection with undertaking extensive development activities in an attempt to secure US Food and Drug Administration (“FDA”) approval of the compounds as therapies. These development activities culminated in early 2010 in an unsuccessful Phase 3 clinical trial of an oxidized glutathione compound (NOV-002) as a therapy for non-small cell lung cancer. After the disclosure of the negative outcome of the Phase 3 clinical trial in 2010, ZAO BAM claimed that Novelos modified the chemical composition of NOV-002 without prior notice to or approval from ZAO BAM, constituting a material breach of the June 2000 technology and assignment agreement. In September 2010, Novelos filed a complaint in Massachusetts Superior Court seeking a declaratory judgment by the court that the June 2000 agreement has been entirely superseded by the April 2005 agreement and that the obligations of the June 2000 agreement have been performed and fully satisfied. ZAO BAM answered the complaint and alleged counterclaims. In August 2011, Novelos filed a motion for judgment on the pleadings as to the declaratory judgment count and all counts of ZAO BAM’s amended counterclaims. On October 17, 2011, the court ruled in favor of Novelos on each of the declaratory judgment claims and dismissed all counts of ZAO BAM’s counterclaim. Judgment in our favor was entered on October 20, 2011. On November 14, 2011 ZAO BAM filed a notice of appeal. On November 1, 2013, ZAO BAM’s appeal was docketed with the Massachusetts Appeals Court. BAM’s appellate brief and the Company’s opposition have been filed with the Appeals Court but oral arguments have not yet been scheduled. On April 14, 2014, BAM filed a motion to modify the record on appeal. The Company has opposed the motion. The Appeals Court heard oral arguments on October 10, 2014 and the matter is sub judice.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of September 30, 2014, we had a stockholders’ equity of approximately $9,877,000. The net loss for the nine months ended September 30, 2014 was approximately $4,705,000, and we may never achieve profitability.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We identified a material weakness in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our common stock (please refer to Part I, Item 4 for further discussion). We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q/A	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.1.1	Amendment to the Second Amended and restated Articles of Incorporation		8-K	June 13, 2014	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 20, 2015	By:	/s/ Simon Pedder
Simon Pedder
President and Chief Executive Officer

