Form 10-K/A
period 2014-12-31
Cellectar Biosciences, Inc.
filed 2015-05-20
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Cellectar Biosciences, Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2015 (“Original Filing”), to restate our consolidated financial statements and related footnote disclosures for the year ended December 31, 2014. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On May 14, 2015, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, and; (2) the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Affected Periods”). Similarly, the related press releases, Report of Independent Registered Public Accounting Firm on the consolidated financial statements as of and for the year ended December 31, 2014 and the stockholder communications describing the portion of our financial statements for these periods that need to be restated should no longer be relied upon.

As discussed in further detail below and in Note 1A to the accompanying consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for warrants. We evaluated the impact of this misapplication on the financial statements listed above and concluded that the impact was material to those financial statements. Consequently, we have restated the financial statements identified above. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.

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

On August 20, 2014, in addition to other securities, we issued 3,833,333 warrants to purchase shares of our common stock at an exercise price of $4.68 per share as part of an underwritten offering. In connection with the election to participate in that offering by the holders of debentures representing $4,000,000 principal amount and related accrued interest of $172,435, we issued an additional 1,109,690 warrants (for further discussion of this underwritten offering, please refer to Note 8 – “Stockholders’ Equity”). These warrants contain a cash settlement feature applicable in circumstances where there is no current prospectus to support the issuance of registered common stock and a warrant holder wishing to exercise the warrant requests gross settlement rather than the net settlement via cashless exercise provided for in the warrant agreement.

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

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2014 based on the framework in “Internal Control-Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2014, solely due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Restatement of Other Financial Statements

In addition to this Form 10-K/A, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 (the “Form 10-Q/A”). We are filing the Form 10-Q/A to restate our unaudited condensed consolidated financial statements and related financial information for the three- and nine-month periods ended September 30, 2014 and to amend certain other Items within those reports.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the original filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

CELLECTAR BIOSCIENCES, INC.

FORM 10-K/A

This annual report on Form 10-K/A of Cellectar Biosciences, Inc. (“the Company”, “Cellectar Bio”, “we”, “us”, “our”) contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this annual report on Form 10-K/A are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this annual report on Form 10-K/A. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

This annual report on Form 10-K/A contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this annual report on Form 10-K/A, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the properties of their respective owners.

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

Products in Development

I-124-CLR1404

I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting imaging agent that we believe has first-in-class potential for selective detection of primary tumors and metastases in a broad range of cancers. Chemically, I-124-CLR1404 is comprised of our proprietary PLE, 18-(p-[I-124] iodophenyl) octadecyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-124, a PET imaging radioisotope with a radiation half-life of four days. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in much of oncology. In preclinical studies to date, I-124-CLR1404 selectively illuminated malignant tumors in over 60 animal models of different cancer types, demonstrating broad-spectrum, cancer-selective uptake and retention. We also compared I-124-CLR1404 and the current standard of care PET agent, F-18-fluoro-deoxyglucose (FDG), side by side (24 hours apart) in the same tumor-bearing mouse (PC3 human prostate carcinoma) that was treated with carrageenan to generate a site of inflammation.  As expected, FDG demonstrated significant uptake in the inflammatory lesion and organs such as heart, liver, brain and bladder compared to the malignant tumors, which were poorly imaged.  I-124-CLR1404, on the other hand, showed no uptake into the inflammatory lesion and organs, yet displayed clear and demonstrable uptake in the tumors. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 as a PET imaging agent are ongoing across 11 solid tumor indications.  These trials have demonstrated positive initial imaging results in multiple tumor types.  Based on positive initial I-124-CLR1404 imaging results in 29 primary and metastatic brain cancer patients, we believe I-124-CLR1404 has potential to address a significant unmet medical need for post-treatment efficacy assessment and differentiating tumor growth from pseudoprogression. In brain cancer, this has the potential to avoid unnecessary surgeries, biopsies and inappropriate treatment, resulting in better patient management and lower healthcare costs. We enrolled the first patient in our I-124-CLR1404 Phase 2 imaging trial in brain cancer in March 2014 and, subject to additional funding, expect to complete the trial during 2015.  This trial will compare I-124-CLR1404 imaging of glioblastoma to standard of care magnetic resonance imaging (MRI) based on pathology confirmation in up to a potential 36 patients, dependent upon what we learn from investigator-sponsored studies in glioma and brain cancers, which may provide key information ahead of the completion of our Phase 2 trial. The primary objective of the trial is to optimize dosing and imaging parameters of I-124-CLR1404. We expect glioblastoma to be our lead indication for I-124-CLR1404 with additional development opportunities that could include brain metastases and other primary brain tumors, as well as other solid tumors such as prostate, breast, lung, colorectal, head and neck, and pancreatic cancers.

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

We are a clinical-stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of December 31, 2014, we had working capital of $3,465,232 and stockholders’ equity of $6,697,533. For the period from Cellectar, Inc.’s inception in November 2002 until the business combination with Novelos on April 8, 2011, and thereafter through December 31, 2014, the Company incurred aggregated net losses of $59,111,670. The net loss for the year ended December 31, 2014 was $8,052,102. We may never achieve profitability.

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

We identified a material weakness in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our common stock (please refer to Part II, Item 9A for further discussion). We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Forward-Looking Statements

This annual report on Form 10-K/A includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates and the risk factors set forth above under the caption “Risk Factors”. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

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

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $2,285,000 in 2014 and $2,374,000 in 2013. These amounts represent the change in fair value (resulting primarily from changes in the Company’s stock price as well as a reduction in term), during the respective period, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement provision or a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. As of December 31, 2014, we had approximately $9,423,000 in cash and cash equivalents. On February 6, 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000 (February 2014 Private Placement). On August 20, 2014, we completed an underwritten public offering of common stock and warrants to purchase common shares for gross proceeds of $13,475,832 (August 2014 Underwritten Offering); additionally, all holders of the debentures and warrants issued in the February 2014 private placement elected to participate in the August 2014 Underwritten Offering, resulting in the extinguishment of the February 2014 debentures and warrants in exchange for 1,109,960 shares of our common stock and warrants to purchase 1,109,690 shares of common stock at $4.68 per share. To date, including funds raised by Cellectar, Inc., we have raised capital aggregating approximately $143 million.

During the year ended December 31, 2014, approximately $8,840,000 in cash was used in operations. During this period we reported a net loss of approximately $8,052,000. However, this loss included the following non-cash items: approximately $850,000 in stock-based compensation, approximately $426,000 in non-cash interest expense, approximately $367,000 in depreciation and amortization expense and approximately $2,000 for loss on disposal of equipment; offset by a gain of approximately $2,285,000 related to warrants that are classified as derivative instruments. After adjustment for these non-cash items, changes in working capital used cash of $149,000, which was the result of $228,000 from the timing of payments of accounts payable and accrued expenses partially offset by an approximately $74,000 reduction in prepaid expenses.

During the year ended December 31, 2014, we purchased approximately $30,000 in fixed assets. Additionally, we acquired one asset through the issuance of a capital lease for approximately $13,000.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $59,112,000 at December 31, 2014. During the year ended December 31, 2014, we generated a net loss of approximately $8,052,000 and we expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2014, our consolidated cash balance was approximately $9,423,000. We believe this cash balance is adequate to fund budgeted operations through September 2015. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Derivative Warrants. Certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities on our balance sheet. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments as the agreements allow cash settlement in certain circumstances or contain either “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value, or relative fair value when issued with other instruments, with subsequent changes in fair value recorded as a component of gain or loss on derivatives in each reporting period.

The fair value of the outstanding derivative warrants is estimated as of a reporting date. Where an active market for the warrant exists, fair value is based on the market value. Where no active market exists, the Company principally uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, contractual term of the warrants, future financing requirements and dividend rates in estimating fair value for the warrants considered to be derivative instruments. We estimate volatility based on an average of our historical volatility and volatility estimates of publicly held drug development companies with similar market capitalizations. If our estimates of the fair value of these derivative warrants are too high or too low, our expenses may be over- or understated.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cellectar Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1A, the Company has restated the accompanying consolidated financial statements as of and for the year ended December 31, 2014 to correct an error related to accounting for certain warrants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception and, as of December 31, 2014 has an accumulated deficit of $59,111,670. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 24, 2015 (except for the effects of the restatement described in Note 1A, as to which the date is May 20, 2015)

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,422,627	$2,418,384
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	220,611	294,687
Total current assets	9,698,238	2,768,071
FIXED ASSETS, NET	2,033,944	2,360,534
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$13,419,516	$6,815,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$119,923	$—
Accounts payable and accrued liabilities	933,988	1,162,098
Derivative liability	5,176,915	3,359,363
Capital lease obligations, current portion	2,180	1,694
Total current liabilities	6,233,006	4,523,155
LONG-TERM LIABILITIES:
Notes payable, less current maturities	330,077	450,000
Deferred rent	147,774	143,234
Capital lease obligations, less current portion	11,126	—
Total long-term liabilities	488,977	593,234
Total liabilities	6,721,983	5,116,389
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.00001 par value; 20,000,000 shares authorized; 7,562,762 and 2,869,739 shares issued and outstanding at December 31, 2014 and 2013, respectively	76	29
Additional paid-in capital	65,809,127	52,759,089
Accumulated deficit	(59,111,670)	(51,059,568)
Total stockholders’ equity	6,697,533	1,699,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,419,516	$6,815,939

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(Restated)
COSTS AND EXPENSES:
Research and development	$5,964,453	$6,860,163
General and administrative	3,704,676	4,444,767
Restructuring costs	221,816	1,096,874
Total costs and expenses	9,890,945	12,401,804

LOSS FROM OPERATIONS	(9,890,945)	(12,401,804)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	2,285,157	2,373,941
Loss on issuance of derivative warrants	—	(744,957)
Interest expense, net	(446,314)	(9,348)
Total other income, net	1,838,843	1,619,636
NET LOSS	$(8,052,102)	$(10,782,168)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.75)	$(3.86)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	4,592,657	2,794,557

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Amount
BALANCE AT DECEMBER 31, 2012	2,319,739	$23	$50,435,752	$(40,277,400)	$10,158,375

Issuance of common stock and warrants, net of issuance costs	550,000	6	4,975,147	—	4,975,153
Fair value of warrants issued in connection with sale of common stock and recorded as a derivative liability	—	—	(4,975,043)	—	(4,975,043)
Stock-based compensation	—	—	2,323,233	—	2,323,233
Net loss	—	—	—	(10,782,168)	(10,782,168)
BALANCE AT DECEMBER 31, 2013	2,869,739	29	52,759,089	(51,059,568)	1,699,550

Issuance of common stock and warrants, net of issuance costs	3,583,333	36	11,877,107	—	11,877,143
Issuance of common stock and warrants to extinguish convertible debentures and accrued interest	1,109,690	11	4,172,424		4,172,435
Fair value of warrants issued in connection with sale of common stock and recorded as a derivative liability	—	—	(4,102,709)	—	(4,102,709)
Stock-based compensation	—	—	850,350	—	850,350
Relative fair value of warrants issued with debentures	—	—	254,024	—	254,024
Cash paid in lieu of fractional shares in reverse stock split	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	(8,052,102)	(8,052,102)
BALANCE AT DECEMBER 31, 2014 (Restated)	7,562,762	$76	$65,809,127	$(59,111,670)	$6,697,533

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,052,102)	$(10,782,168)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	367,197	424,758
Stock-based compensation	850,350	2,323,233
Non-cash interest expense related to convertible debt	426,458	—
Loss on disposal of fixed assets	2,269	7,523
Gain on revaluation of derivative warrants	(2,285,157)	(2,373,941)
Loss on issuance of derivative warrants	—	744,957
Changes in:
Prepaid expenses and other current assets	74,076	48,056
Accounts payable and accrued liabilities	(228,110)	445,108
Deferred rent	4,540	7,830
Cash used in operating activities	(8,840,479)	(9,154,644)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(29,569)	(147,812)
Change in restricted cash	—	2,000,000
Cash provided by (used in) investing activities	(29,569)	1,852,188
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	4,000,000	—
Proceeds from issuance of notes payable	617,500	—
Payment of notes payable	(617,500)	—
Payments on capital lease obligations	(1,694)	(2,397)
Reverse stock split fractional shares	(1,158)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	12,395,965	4,975,153
Cash paid for issuance costs	(518,822)	—
Change in deferred financing costs	—	70,539
Cash provided by financing activities	15,874,291	5,043,295
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,004,243	(2,259,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,418,384	4,677,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,422,627	$2,418,384
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Exchange of debentures and accrued interest for common stock	$4,172,435	$—
Fair value of warrants classified as a derivative liability	$4,102,709	$5,720,000
Relative fair value of warrants issued with debentures	$254,024	$—
Asset acquired by the issuance of a capital lease	$13,306	$—
Cash paid for interest expense	$3,156	$—

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Overview

On August 20, 2014, Cellectar Biosciences, Inc. (“Cellectar Bio” or the “Company”) completed an underwritten public offering of 3,583,333 shares of its common stock and warrants to purchase 3,833,333 shares of its common stock at an exercise price of $4.68 per share, expiring on August 20, 2019 (the “August 2014 Underwritten Offering”). In conjunction with the August 2014 Underwritten Offering, all of the holders of the debentures issued in February 2013 elected to participate in the offering of common stock and warrants at the combined offering price of $3.76 per share. As a result, $4,000,000 principal amount of debentures and accrued interest of $172,435 was extinguished in exchange for 1,109,690 shares of the Company’s common stock and warrants to purchase 1,109,690 shares of common stock at $4.68 per share (the “August 2014 Debenture Tender and Exchange”). See Note 8 for further discussion of the August 2014 Underwritten Offering and the August 2014 Debenture Tender and Exchange (together the “August 2014 Offering”).

On May 14, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with management, determined that due to a misapplication of the guidance on accounting for certain of its warrants issued in the August 2014 Offering, the Company’s previously issued financial statements for the periods ended September 30, 2014 and December 31, 2014 (the “Affected Periods) should no longer be relied upon. As a result, the Company has restated the financial statements for the Affected Periods. These restatements result in non-cash, non-operating financial statement corrections and have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The warrants issued in the August 2014 Offering (the “August 2014 Warrants”) contain a cash settlement feature applicable in circumstances where there is no current prospectus to support the issuance of registered common stock and a warrant holder wishing to exercise the warrant requests gross settlement rather that the net settlement via cashless exercise provided for in the warrant. Based on Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement and those which include “down-round provisions” should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

Of the August 2014 Warrants, 4,943,023 contain the cash settlement feature. Previously classified as equity, these warrants have been reclassified as a derivative liability in the restated information. These warrants are listed on the NASDAQ Capital Market under the symbol CLRBW; therefore, the Company has established their fair value based upon the market value (see Note 3). The impact of the restatement on the consolidated balance sheet, statement of operations, changes in stockholders’ equity, and cash flows, as of and for the period ended December 31, 2014, is presented below.

	As of December 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Derivative liability	$1,128,499	$4,048,416	$5,176,915
Total current liabilities	2,184,590	4,048,416	6,233,006
Total liabilities	2,673,567	4,048,416	6,721,983
Additional paid-in capital	69,911,836	(4,102,709)	65,809,127
Accumulated deficit	(59,165,963)	54,293	(59,111,670)
Total stockholders’ equity	10,745,949	(4,048,416)	6,697,533

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Gain on revaluation of derivative warrants	$2,230,864	$54,293	$2,285,157
Total other income, net	1,784,550	54,293	1,838,843
Net loss	(8,106,395)	54,293	(8,052,102)
Basic and diluted net loss per common share	(1.77)	0.01	(1.75)

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows Data:
Net loss	(8,106,395)	54,293	(8,052,102)
Gain on revaluation of derivative warrants	(2,230,864)	(54,293)	(2,285,157)

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $59,111,670 (restated) at December 31, 2014. During the year ended December 31, 2014, the Company generated a net loss of $8,052,102 (restated) and the Company expects that it will continue to generate operating losses for the foreseeable future.  On February 6, 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000 (the “February 2014 Private Placement”). On August 20, 2014, we completed an underwritten public offering of common shares and warrants to purchase common shares for gross proceeds of $13,475,832; additionally, all holders of the debentures and warrants issued in the February 2014 Private Placement elected to participate in the August 2014 Underwritten Offering, resulting in the extinguishment of the February 2014 Private Placement debentures and warrants in exchange for 1,109,960 shares of the Company’s common stock and warrants to purchase 1,109,690 shares of common stock at $4.68 per share (see Note 8). The Company believes that its cash balance at December 31, 2014 is adequate to fund operations at budgeted levels through September 2015. The Company’s ability to execute its operating plan beyond September 2015 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 5,494,388 and 826,365 at December 31, 2014 and 2013, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2014 and 2013, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2014 and 2013:

	December 31, 2014 (Restated)
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$999	$—	$999
February 2013 Public Offering Warrants	—	—	1,127,500	1,127,500
August 2014 Warrants	—	4,048,416	—	4,048,416
Total	$—	$4,049,415	$1,127,500	$5,176,915

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$4,363	$—	$4,363
February 2013 Public Offering Warrants	—	—	3,355,000	3,355,000
Total	$—	$4,363	$3,355,000	$3,359,363

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

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average trading price for the trailing 10 trading day period that ended on the balance sheet date.

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

August 2014 Underwritten Offering

On August 20, 2014, the Company completed an underwritten public offering of 3,583,333 shares of its common stock and warrants to purchase 3,833,333 shares of its common stock at an exercise price of $4.68 per share, expiring on August 20, 2019. The offering price was $3.75 per common share and $.01 per warrant, which resulted in gross proceeds of $13,475,832 and net proceeds of $11,877,143 after deducting transaction costs. The underwriter received a weighted average discount of approximately 6.4 percent on the underwritten securities. The underwriting discount, along with other legal and accounting costs associated with the offering totaling $1,598,689, including those previously included as deferred issuance costs, was recorded as a reduction of the gross proceeds received. The underwriter also received warrants to purchase 96,988 shares of common stock at an exercise price of $4.6875 as compensation pursuant to the underwriting agreement. The fair value of the underwriter warrants was approximately $275,000 at issuance and had no impact on stockholders’ equity. The Company used the Black-Scholes option pricing model to value the warrants issued to the underwriter and applied assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 9).

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

10.  INCOME TAXES

	2014	2013

Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(3,868,524)	(4,705,250)
State	810,914	134,225
Total deferred	(3,057,610)	(4,571,025)

Change in valuation allowance	3,057,610	4,571,025
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2014	2013

Deferred tax assets
Federal net operating loss	$29,246,965	$25,731,718
Federal research and development tax credit carryforwards	2,689,775	2,480,417
State net operating loss	1,813,954	2,070,642
State research and development tax credit carryforwards	753,818	724,200
Capitalized research and development expenses	10,609,942	11,128,803
Stock-based compensation expense	1,758,909	1,599,005
Intangible assets	313,412	380,339
Charitable contribution carryforwards	—	34,850
Accrued liabilities	35,392	26,112
Total deferred tax assets	47,222,167	44,176,086

Deferred tax liabilities
Depreciable assets	(245,785)	(257,314)
Total deferred tax liabilities	(245,785)	(257,314)

Net deferred tax assets	46,976,382	43,918,772
Less– valuation allowance	(46,976,382)	(43,918,772)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2014	2013
	(Restated)
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes	(6.65)%	(0.82)%
Permanent items	9.62%	5.10%
Change in valuation allowance	(37.98)%	(42.40)%
Other	1.01%	4.12%
Total	—%	—%

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

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2014, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 1992 Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation and the identification of the material weakness in internal control over financial reporting below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

On March 24, 2015 our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. At that time, our principal executive officer and principal financial officer had concluded that our internal control over financial reporting was effective as of December 31, 2014. Subsequent to performing that evaluation, our management, including our principal executive officer and principal financial officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, due to a material weakness in our internal control over financial reporting, described below, related to our accounting for equity instruments. Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Important Considerations. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events. The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Because of these and other inherent limitations of control systems, there can be no assurance that any system of disclosure controls and procedures will be successful in achieving its stated goals, including but not limited to preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management, under all potential future conditions, regardless of how remote.

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

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this Form 10-K/A, Item 5, under the caption “Equity compensation plans.”

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

PART IV

Item 15.	Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K/A	Form	Filing Date	Exhibit No.
1.1	Form of Underwriting Agreement		S-1/A	July 7, 2014	1.1

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.		8-K	February 11, 2014	3.1

3.3	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Form of non-plan non-qualified stock option used from February to May 2005 *		SB-2	November 16, 2005	10.4

10.2	Form of non-plan non-qualified stock option used after May 2005 *		SB-2	November 16, 2005	10.5

10.3	2006 Stock Incentive Plan, as amended *		8-K	December 18, 2013	10.1

10.4	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.1

10.5	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.2

10.6	Common Stock Purchase Warrant dated February 11, 2009		8-K	February 18, 2009	4.2

10.7	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010		S-1A	July 7, 2010	10.53

10.8	Form of Common Stock Purchase Warrant dated April 8, 2011		8-K	April 11, 2011	4.3

10.9	Securities Purchase Agreement dated April 8, 2011		8-K	April 11, 2011	10.1

10.10	License Agreement between Cellectar, LLC and the Regents of the University of Michigan dated September 14, 2003, as amended through June 2010		S-1	July 1, 2011	10.31

10.11	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended	S-1	July 1, 2011	10.32

10.12	Loan Agreement between the Wisconsin Department of Commerce and Cellectar, Inc. dated September 15, 2010	S-1	July 1, 2011	10.33

10.13	General Business Security Agreement dated September 15, 2010	S-1	July 1, 2011	10.34

10.14	Form of Warrant dated December 6, 2011	S-1/A	November 9, 2011	4.2
10.15	Placement Agent Agreement dated April 9, 2012 between the Company and Rodman and Renshaw, LLC	S-1	April 9, 2012	10.31
10.16	Securities Purchase Agreement dated June 7, 2012	8-K	June 11, 2012	10.1
10.17	Amendment Agreement dated May 11, 2012 between the Company and Rodman and Renshaw, LLC	S-1/A	May 14, 2012	10.33
10.18	Form of Common Stock Purchase Warrant dated June 13, 2012	8-K	June 11, 2012	4.1
10.19	Securities Purchase Agreement between the Company and Renova Industries Ltd.	10-Q	November 6, 2012	10.2
10.20	Form of Securities Purchase Agreement	8-K	February 14, 2013	10.1
10.21	Form of Common Stock Purchase Warrant	8-K	February 14, 2013	4.1
10.22	Amendment and restated Placement Agent Agreement dated January 8, 2013 between the Company and Burrill LLC	S-1/A	January 31, 2013	10.37
10.23	Retention Agreement between the Company and Christopher Pazoles dated July 26, 2013*	10-Q	November 13, 2013	10.2

10.24	Retention Agreement between the Company and Joanne M. Protano dated July 26, 2013*	10-Q	November 13, 2013	10.3

10.25	Consulting Agreement between the Company and Simon Pedder dated October 4, 2013*	10-Q	November 13, 2013	10.4

10.26	Employment Agreement between the Company and Simon Pedder dated October 4, 2013*	10-Q	November 13, 2013	10.5
10.27	Waiver Agreement between the Company and Renova Assets Ltd. dated October 9, 2013	8-K	October 10,2013	10.1

10.28	Securities Purchase Agreement dated February 5, 2014		8-K	February 10, 2014	10.1
10.29	Form of Convertible Debenture		8-K	February 10, 2014	4.1
10.30	Form of Common Stock Purchase Warrant		8-K	February 10, 2014	4.2

10.31	Form of Warrant Agreement between Cellectar Biosciences, Inc. and American Stock Transfer and Trust Company		S-1/A	July 7, 2014	10.31

10.32	Form of Note Purchase and Security Agreement		10-Q	August 4, 2014	10.1

10.33	Form of 8% Secured Promissory Note		10-Q	August 4, 2014	10.2

10.34	Form of Consent Agreement with Debenture Holders		10-Q	August 4, 2014	10.3

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ Simon Pedder
Simon Pedder
Title: Chief Executive Officer

Date:	May 20, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Simon Pedder
Simon Pedder
Title: Chief Executive Officer (Principal Executive Officer)

Date:	May 20, 2015

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 20, 2015

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Chairman of the Board of Directors

Date:	May 20, 2015

By:	/s/ Paul L. Berns
Paul L. Berns
Title: Director

Date:	May 20, 2015

By:	/s/ John Neis
John Neis
Title: Director

Date:	May 20, 2015

By:	/s/ Jamey P. Weichert
Jamey P. Weichert
Title: Chief Scientific Officer and Director

Date:	May 20, 2015

