Form 10-Q
period 2015-03-31
Cellectar Biosciences, Inc.
filed 2015-05-20
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 7,562,762 shares of common stock, $0.00001 par value per share, as of May 15, 2015.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,029,612	$9,422,627
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	171,025	220,611
Total current assets	7,255,637	9,698,238
FIXED ASSETS, NET	1,968,508	2,033,944
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$10,911,479	$13,419,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$180,370	$119,923
Accounts payable and accrued liabilities	824,240	933,988
Derivative liability	4,888,664	5,176,915
Capital lease obligations	2,259	2,180
Total current liabilities	5,895,533	6,233,006
LONG-TERM LIABILITIES:
Notes payable, less current maturities	269,630	330,077
Deferred rent	148,313	147,774
Capital lease obligation, less current portion	9,836	11,126
Total long-term liabilities	427,779	488,977
TOTAL LIABILITIES	6,323,312	6,721,983
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 20,000,000 shares authorized; 7,562,762 shares issued and outstanding as of March 31, 2015 and December 31, 2014	76	76
Additional paid-in capital	66,000,917	65,809,127
Deficit accumulated	(61,412,826)	(59,111,670)
Total stockholders’ equity	4,588,167	6,697,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,911,479	$13,419,516

  The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

COSTS AND EXPENSES:
Research and development	$1,643,994	$1,715,307
General and administrative	943,433	1,087,035
Restructuring costs	—	16,882
Total costs and expenses	2,587,427	2,819,224

LOSS FROM OPERATIONS	(2,587,427)	(2,819,224)

OTHER INCOME (EXPENSE):
Gain (loss) on revaluation of derivative warrants	288,251	(54,945)
Interest expense, net	(1,980)	(69,244)
Total other income (expense), net	286,271	(124,189)

NET LOSS	$(2,301,156)	$(2,943,413)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.30)	$(1.03)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	7,562,762	2,869,739

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net loss	$(2,301,156)	$(2,943,413)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	90,044	96,048
Stock-based compensation expense	191,790	262,526
Non-cash interest expense related to convertible debt	—	19,052
Loss on disposal of fixed assets	858	2,269
(Gain) loss on revaluation of derivative warrants	(288,251)	54,945
Changes in:
Accounts payable and accrued liabilities	(109,748)	(169,751)
Prepaid expenses and other current assets	49,586	82,344
Other assets and liabilities	539	1,380
Cash used in operating activities	(2,366,338)	(2,594,600)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(25,466)	(15,191)
Cash used in investing activities	(25,466)	(15,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	4,000,000
Payments on capital lease obligations	(1,211)	(626)
Cash (used in) provided by financing activities	(1,211)	3,999,374
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,393,015)	1,389,583
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,422,627	2,418,384
CASH AND EQUIVALENTS AT END OF PERIOD	$7,029,612	$3,807,967
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Relative fair value of warrants issued with debentures	$—	$254,024

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the “Company”) is a biopharmaceutical company developing compounds for the treatment, diagnosis and imaging of cancer. The Company’s headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the three months ended March 31, 2015, generated a net loss of approximately $2,301,000. The Company expects that it will continue to generate operating losses for the foreseeable future. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2015 and consolidated results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 24, 2015, as amended by Form 10K/A filed with the SEC on May 20, 2015.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at March 31, 2015 and December 31, 2014 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the three months ended March 31, 2015 and 2014.

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the three months ended March 31, 2015 and 2014.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 5,494,388 at March 31, 2015 and December 31, 2014. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2015 and December 31, 2014, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The Company had issued warrants to purchase 1,365 shares of common stock in July 2010 (“July 2010 Warrants”) that are classified within the Level 2 hierarchy. In February 2013, the Company issued warrants in a public offering (“February 2013 Public Offering Warrants”), of which 550,000 warrants are outstanding, and are classified within the Level 3 hierarchy. In August 2014, the Company issued 4,943,023 warrants as part of a public offering (the “August 2014 Warrants”) which are listed on the NASDAQ Capital Market under the symbol “CLRBW”. There are certain periods, however, when trading volume of the August 2014 Warrants is low, causing them to be classified within the Level 2 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
July 2010 Warrants	$—	$700	$—	$700
February 2013 Public Offering Warrants	—	—	1,039,500	1,039,500
August 2014 Warrants	—	3,848,464	—	3,848,464
Total	$—	$3,849,164	$1,039,500	$4,888,664

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
July 2010 Warrants	$—	$999	$—	$999
February 2013 Public Offering Warrants	—	—	1,127,500	1,127,500
August 2014 Warrants	—	4,048,416	—	4,048,416
Total	$—	$4,049,415	$1,127,500	$5,176,915

In order to estimate the fair value of the July 2010 Warrants, the Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 5).

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments as of March 31, 2015, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate of .87%, volatility of 90%, remaining contractual term of 2.89 years, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The assumptions used to estimate the value of the February 2013 Public Offering Warrants as of December 31, 2014 include the fair value of the underlying stock, risk free interest rates ranging from 1.07% to 2.63%, volatility ranging from 100% to 115%, the contractual term of the warrants ranging from 3.14 to 3.89 years, future financing requirements and dividend rates.

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
Beginning balance – Fair value	$1,127,500	$3,355,000
Gain on derivatives resulting from change in fair value	(88,000)	(2,227,500)
Ending balance – Fair value	$1,039,500	$1,127,500

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price of the August 2014 Warrants for the 10 trading day period that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

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

August 2014 Debenture Tender and Exchange

In conjunction with the August 2014 Underwritten Offering, all of the holders of the 8% convertible debentures issued in February 2014 elected to participate in the offering of common stock and warrants at the combined offering price of $3.76 per share. As a result, the $4,000,000 principal amount of debentures and accrued interest of $172,435 was extinguished in exchange for 1,109,690 shares of the Company’s common stock and warrants to purchase 1,109,690 shares of common stock at $4.68 per share. All warrants to purchase common stock issues with the convertible debentures expired upon the extinguishment of the debentures.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2015.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

August 2014 Public Offering (1)	5,040,011	$4.68	August 20, 2019
February 2013 Public Offering (1)	550,000	3.75	February 20, 2018
February 2013 Public Offering – Placement Agents	38,496	12.50	February 4, 2018
November 2012 Private Placement	50,000	25.00	November 2, 2017
June 2012 Public Offering	149,069	25.00	June 13, 2017
December 2011 Underwritten Offering	462,411	12.00	December 6, 2016
April 2011 Private Placement	302,922	15.00	March 31, 2016
July 2010 Warrants (1)	1,365	3.75	July 27, 2015
July 2010 warrants	5,252	321.30	July 27, 2015
July and December 2010 warrants	4,570	1,989.00 - 2019.60	December 31, 2015
Total	6,604,096

(1)	These warrants have a certain type of cash settlement feature or their exercise prices or the number of shares for which the warrants may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 2, with the exception of 96,988 warrants issued to the underwriter in August 2014, which did not include the cash settlement feature.

4. NOTES PAYABLE

The notes payable balance at March 31, 2015 consists of two loans totaling $450,000 from the Wisconsin Economic Development Corporation dated September 15, 2010.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2015	2014

Employee and director stock option grants:
Research and development	$43,356	$63,427
General and administrative	145,336	184,385
	188,692	247,812

Non-employee consultant stock option grants:
Research and development	3,098	14,714
	3,098	14,714

Total stock-based compensation	$191,790	$262,526

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively, for the three months ended March 31, 2015 and for the year ended December 31, 2014.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

Three Months Ended March 31, 2015
Volatility	107%
Risk-free interest rate	1.70%
Expected life (years)	6.0
Dividend	0%
Weighted-average exercise price	$2.69
Weighted-average grant-date fair value	$2.20

Exercise prices for all grants made during the three months ended March 31, 2015 were equal to the market value of the Company’s common stock on the date of grant. There were no stock option grants during the three months ended March 31, 2014.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price		Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	719,466		$15.59
Granted	110,200		$2.69
Canceled	—	$
Forfeited	—	$
Outstanding at March 31, 2015	829,666		$13.88

Vested, March 31, 2015	365,865		$22.84	4.80	$6,657
Unvested, March 31, 2015	463,801		$6.81	9.06	$58,127
Exercisable at March 31, 2015	365,865		$22.84	4.80	$6,657

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2015, there was approximately $1,386,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $620,000, $476,000, and $290,000 during 2015, 2016, and 2017, respectively. The Company expects 381,996 unvested options to vest in the future.  In addition, there are outstanding options to purchase 141,805 shares of common stock that vest upon the occurrence of future events. In certain cases, the Company was not able to conclude that the achievement of the performance condition is probable; in those cases, the Company has not recognized any expense associated with the fair value of the related awards, which totals $327,000. Recognition of the expense will begin when and if the Company determines that achievement of the performance condition is probable. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2015 was $13.65 and $4.35, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2015 or 2014 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the three months ended March 31, 2015 and 2014, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2015	2014
Warrants	6,604,096	1,964,123
Stock options	829,666	603,979

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9.  RELATED PARTY TRANSACTIONS

The Company’s Chief Scientific Officer and principal founder of Cellectar, who is a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the three months ended March 31, 2015, the Company was invoiced $285,185 by UW, of which $262,968 has been paid, for costs associated with clinical trial agreements.

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

Overview

Cellectar Biosciences, Inc. (the Company) is a biopharmaceutical company developing compounds for the treatment, diagnosis and imaging of cancer. Our cancer-targeting technology permits selective delivery of a wide range of agents to cancer cells, including cancer stem cells. By attaching different agents to our proprietary phospholipid ether (PLE) molecules as a cancer-targeting delivery platform, we believe we can engineer product candidates with the potential to treat, diagnose and image a wide range of cancers. This offers the potential for a paradigm shift in the detection and treatment of cancer by using the same delivery platform for both detecting and treating cancer in various stages of malignancy: primary tumors, metastases and cancer stem cells.

The Company is currently developing three proprietary product candidates:

•	I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging agent that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. Investigator-sponsored Phase 1/2 clinical trials of I-124-CLR1404 are ongoing across 11 solid tumor indications. In March 2014, we commenced enrollment in a Phase 2 clinical trial studying I-124-CLR1404 in the imaging of glioblastoma, a type of glioma. We contemplate reporting data from this trial during 2015. In April 2014, the U.S. Food and Drug Administration (FDA) granted I-124-CLR1404 orphan status as a diagnostic for the management of glioma.

•	I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. We believe I-131-CLR1404 also has the potential to be the first therapeutic agent to use PLE analogs to selectively target cancer cells. Because of its highly radiosensitive nature, clear unmet medical need in the relapse/refractory setting and orphan drug indication, the Company is targeting relapse/remitting multiple myeloma, an incurable cancer of plasma cells, as an initial indication for future I-131-CLR1404 development. The Investigational New Drug (IND) application was accepted by the FDA in March 2014. In December 2014, the FDA granted orphan drug designation for I-131-CLR1404 for the treatment of multiple myeloma. We enrolled the first patient into the proof-of-concept trial of I-131-CLR1404 in multiple myeloma in April 2015.

•	CLR1502 is a small-molecule, broad-spectrum cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor and tumor margin illumination. We filed an IND with the FDA for CLR1502 in February 2015.

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

Three Months Ended March 31, 2015 and 2014

Research and Development.  Research and development expense for the three months ended March 31, 2015 was approximately $1,644,000 (comprised of $432,000 in clinical project costs, $26,000 of preclinical project costs, $150,000 of manufacturing and related costs and $1,036,000 in general unallocated research and development costs) compared to approximately $1,715,000 (comprised of $409,000 in clinical project costs, $159,000 of preclinical project costs, $135,000 of manufacturing and related costs and $1,012,000 in general unallocated research and development costs) for the three months ended March 31, 2014.  The overall decrease in research and development expense of approximately $71,000, or 4%, was due primarily to the following items: a decrease in purchased services and related expenses which was related to support of educational entities driving the investigator-sponsored IND activities offset by an increase in personnel related costs and a slight increase in travel-related expenses.

General and Administrative.  General and administrative expense for the three months ended March 31, 2015 was approximately $943,000 compared to approximately $1,087,000 in the three months ended March 31, 2014.  The approximately $144,000 or 13% reduction was due primarily to decreases in consulting charges and legal fees related to an appellate matter finally adjudicated in November 2014, partially offset by a slight increase in travel-related activities.

Restructuring Costs. The Company recorded approximately $17,000 of restructuring expenses related primarily to the closure of the Newton, Massachusetts executive offices in the three months ended March 31, 2014. The Company did not incur any such costs in the three months ended March 31, 2015.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $288,000 in the three months ended March 31, 2015 and a loss on derivative warrants of approximately $55,000 in the three months ended March 31, 2014. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain a certain type of cash settlement feature, “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net. The approximately $69,000 of interest expense, net, for the three months ended March 31, 2014 included approximately $48,000 of interest expense related to the accrual of interest at the stated rate on the $4,000,000 aggregate principal amount of 8% convertible debentures and approximately $19,000 of non-cash interest expense related to the accretion of the discount thereon. Due to the extinguishment of those convertible debentures in August 2014, no such expense was incurred in the three months ended March 31, 2015. The remaining approximately $2,000 related to the Company’s outstanding debt with the Wisconsin Economic Development Corporation, which was consistent with the three months ended March 31, 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of March 31, 2015, we had approximately $7,030,000 in cash and cash equivalents. To date, we have raised capital aggregating approximately $147 million.

During the three months ended March 31, 2015, we reported a net loss of approximately $2,301,000, while using approximately $2,366,000 in cash in operations. The net loss included an approximately $288,000 gain on the revaluation of derivative warrants, which was largely offset by approximately $192,000 in stock-based compensation expense and approximately $90,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used cash of $60,000, which was the result of $110,000 from the timing of payments of accounts payable and accrued expenses partially offset by a reduction in prepaid and other expenses of approximately $50,000.

During the three months ended March 31, 2015, we purchased approximately $25,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2015, we generated a net loss of approximately $2,501,000 and we expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2015, our consolidated cash balance was approximately $7,030,000. We believe this cash balance is adequate to fund operations through the third quarter of 2015. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015 our management, including our principal executive officer and principal financial officer, concluded that we did not maintain effective internal control over financial reporting, due to a material weakness in our internal control over financial reporting, described below, related to our accounting for equity instruments. As a consequence of this material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

Notwithstanding this material weakness, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Amended Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

Our internal controls over financial reporting did not result in the proper classification of the warrants we issued in August 2014 which, due to its impact on our financial statements, is a material weakness. In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first quarter of 2015 that would have materially effected, or would have been reasonably likely to materially effect, the Company’s internal control over financial reporting other than as explained above regarding the accounting for equity instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Referred to in Note 8 to the condensed consolidated financial statements.

Item 1A. Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2015, our consolidated cash balance was approximately $7,085,000. We believe our cash balance at March 31, 2015, is adequate to fund operations into the fourth quarter of 2015. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2015, we had a stockholders’ equity of approximately $4,588,000. The net loss for the three months ended March 31, 2015 was approximately $2,301,000, and we may never achieve profitability.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We identified a material weakness in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our common stock (please refer to Part I, Item 4 for further discussion). We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

