Form 10-Q
period 2015-06-30
Cellectar Biosciences, Inc.
filed 2015-08-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-36598

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 7,564,133 shares of common stock, $0.00001 par value per share, as of August 7, 2015.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,833,277	$9,422,627
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	118,589	220,611
Total current assets	5,006,866	9,698,238
FIXED ASSETS, NET	1,886,014	2,033,944
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$8,580,214	$13,419,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$240,750	$119,923
Accounts payable and accrued liabilities	712,221	933,988
Derivative liability	4,884,540	5,176,915
Capital lease obligations	2,321	2,180
Total current liabilities	5,839,832	6,233,006
LONG-TERM LIABILITIES:
Notes payable, less current maturities	208,925	330,077
Deferred rent	148,853	147,774
Capital lease obligation, less current portion	9,233	11,126
Total long-term liabilities	367,011	488,977
TOTAL LIABILITIES	6,206,843	6,721,983
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 7,562,762 shares issued and outstanding as of June 30, 2015 and December 31, 2014	76	76
Additional paid-in capital	66,072,671	65,809,127
Deficit accumulated	(63,699,376)	(59,111,670)
Total stockholders’ equity	2,373,371	6,697,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,580,214	$13,419,516

 The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

COSTS AND EXPENSES:
Research and development	$1,382,966	$1,380,798	$3,026,961	$3,096,105
General and administrative	817,657	959,885	1,761,090	2,046,921
Restructuring costs	90,500	204,934	90,500	221,815
Total costs and expenses	2,291,123	2,545,617	4,878,551	5,364,841

LOSS FROM OPERATIONS	(2,291,123)	(2,545,617)	(4,878,551)	(5,364,841)

OTHER INCOME:
Gain on revaluation of derivative warrants	4,124	573,751	292,375	518,806
Interest income (expense), net	449	(113,970)	(1,530)	(183,214)
Total other income, net	4,573	459,781	290,845	335,592
NET LOSS	$(2,286,550)	$(2,085,836)	$(4,587,706)	$(5,029,249)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.30)	$(.73)	$(.61)	$(1.75)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	7,562,762	2,869,739	7,562,762	2,869,739

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,587,706)	$(5,029,249)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	180,736	188,369
Stock-based compensation expense	263,545	536,216
Non-cash interest expense related to convertible debt	—	50,805
Loss on disposal of fixed assets	858	2,268
Gain on revaluation of derivative warrants	(292,375)	(518,806)
Changes in:
Accounts payable and accrued liabilities	(221,767)	33,320
Prepaid expenses and other current assets	102,022	132,115
Other assets and liabilities	1,079	2,622
Cash used in operating activities	(4,553,608)	(4,602,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(33,665)	(15,191)
Cash used in investing activities	(33,665)	(15,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	(325)	—
Proceeds from issuance of convertible debentures	—	4,000,000
Change in deferred issuance costs	—	(172,407)
Reverse stock split fractional shares	—	(1,158)
Payments on capital lease obligations	(1,752)	(1,263)
Cash (used in) provided by financing activities	(2,077)	3,825,172
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(4,589,350)	(792,359)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,422,627	2,418,384
CASH AND EQUIVALENTS AT END OF PERIOD	$4,833,277	$1,626,025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Relative fair value of warrants issued with debentures	$—	$254,024
Interest paid	$22,594	$—

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the six months ended June 30, 2015, generated a net loss of approximately $4,588,000. The Company expects that it will continue to generate operating losses for the foreseeable future. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2015 and consolidated results of its operations for the three months and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The results for the six months ended June 30, 2015 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 24, 2015, as amended by Form 10-K/A filed with the SEC on May 20, 2015.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at June 30, 2015 and December 31, 2014 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the six months ended June 30, 2015 and 2014.

Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the six months ended June 30, 2015 and 2014.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 5,494,388 at June 30, 2015 and December 31, 2014. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2015 and December 31, 2014, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
July 2010 Warrants	$—	$100	$—	$100
February 2013 Public Offering Warrants	—	—	935,000	935,000
August 2014 Warrants	—	3,949,440	—	3,949,440
Total	$—	$3,949,540	$935,000	$4,884,540

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
July 2010 Warrants	$—	$999	$—	$999
February 2013 Public Offering Warrants	—	—	1,127,500	1,127,500
August 2014 Warrants	—	4,048,416	—	4,048,416
Total	$—	$4,049,415	$1,127,500	$5,176,915

In order to estimate the fair value of the July 2010 Warrants, the Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 5).

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments as of June 30, 2015, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate of .88%, volatility of 90%, remaining contractual term of 2.64 years, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

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

	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Beginning balance – Fair value	$1,127,500	$3,355,000
Gain on derivatives resulting from change in fair value	(192,500)	(2,227,500)
Ending balance – Fair value	$935,000	$1,127,500

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price of the August 2014 Warrants for the 10 trading day period that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

August 2014 Underwritten Offering

On August 20, 2014, the Company completed an underwritten public offering of 3,583,333 shares of its common stock and warrants to purchase 3,833,333 shares of its common stock at an exercise price of $4.68 per share, expiring on August 20, 2019 (the “August 2014 Underwritten Offering”). The offering price was $3.75 per common share and $.01 per warrant and resulted in gross proceeds of $13,475,832 and net proceeds of $11,877,143 after deducting transaction costs. The underwriter received a weighted average discount of approximately 6.4 percent on the underwritten securities. The underwriting discount, along with other legal and accounting costs associated with the offering, including those previously included as deferred issuance costs, totaling $1,598,689, was recorded as a reduction of the gross proceeds received. The underwriter also received warrants to purchase 96,988 shares of common stock at an exercise price of $4.6875 as compensation pursuant to the underwriting agreement. The fair value of the underwriter warrants was approximately $275,000 at issuance and had no impact on stockholders’ equity. The underwriter warrants were valued with the Black-Scholes option pricing model and applied assumptions that considered, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used were generally consistent with those disclosed for stock-based compensation (see Note 5).

The warrant exercise price for all warrants issued as part of the August 2014 Underwritten Offering and the common stock issuable pursuant to such warrants is subject to adjustment only for stock dividends, stock splits and similar capital reorganizations so that the rights of the warrant holders after such events will be equivalent to the rights of the warrant holders prior to such events. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature; therefore, the Company determined that these warrants meet the requirements for classification as a liability.

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

August 2014 Debenture Tender and Exchange

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2015.

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

4. NOTES PAYABLE

The notes payable balance at June 30, 2015 consists of two loans with original principal amounts that totaled $450,000 from the Wisconsin Economic Development Corporation dated September 15, 2010.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Employee and director stock option grants:
Research and development	$40,296	$47,274	$83,653	$110,701
General and administrative	29,101	176,581	174,436	360,965
Restructuring	—	47,853	—	47,853
	69,397	271,708	258,089	519,519

Non-employee consultant stock option grants:
Research and development	2,358	1,982	5,456	16,697

Total stock-based compensation	$71,755	$273,690	$263,545	$536,216

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively, for the six months ended June 30, 2015 and for the year ended December 31, 2014.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Volatility	105-107%	108%
Risk-free interest rate	1.70-1.95%	1.76%
Expected life (years)	6.0	6.0
Dividend	0%	0%
Weighted-average exercise price	$2.65-2.69	$7.40
Weighted-average grant-date fair value	$2.17-2.20	$6.20

Exercise prices for all grants made during the six months ended June 30, 2015 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	719,466	$15.59
Granted	510,200	$2.65
Canceled	105,072	$27.22
Forfeited	229,475	$9.29
Outstanding at June 30, 2015	895,119	$8.47

Vested, June 30, 2015	315,203	$18.14	5.33	$7,969
Unvested, June 30, 2015	579,916	$3.21	9.73	$110,269
Exercisable at June 30, 2015	315,203	$18.14	5.33	$7,969

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2015, there was approximately $1,421,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $335,000, $459,000, $331,000, $206,000 and $90,000 during 2015, 2016, 2017, 2018 and 2019 respectively. The Company expects 579,916 unvested options to vest in the future.  In addition, there are outstanding options to purchase 50,000 shares of common stock that vest upon the occurrence of future events.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2015 or 2014 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the three and six months ended June 30, 2015 and 2014, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three and Six Months Ended June 30,
	2015	2014
Warrants	6,604,096	1,964,085
Stock options	895,119	619,663
Convertible debt	—	400,000

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9.  RELATED PARTY TRANSACTIONS

The Company’s chief scientific officer and principal founder of Cellectar, who is a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the six months ended June 30, 2015, the Company was invoiced $417,813 by UW, of which $415,613 has been paid, for costs associated with clinical trial agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for amounts due to clinical research organizations, and clinical investigators and the risk factors set forth in our annual report on Form 10-K/A and below under the caption “Risk Factors”. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

Cellectar Biosciences, Inc. (the Company) is a biopharmaceutical company developing phospholipid ether-drug conjugates (PDCs) for the treatment and diagnostic imaging of cancer. Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells, including cancer stem cells. By linking various payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of payloads by minimizing delivery to healthy cells while enhancing delivery to a broad range of cancers.

The Company currently has several proprietary product candidates in development, including:

•	I-131-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. I-131-CLR1404 is our lead PDC therapeutic product candidate and is currently being evaluated in a phase I study in relapse/refractory multiple myeloma. This indication was selected for clinical and business related reasons including multiple myeloma’s highly radiosensitive nature, clear unmet medical need in the relapse/refractory setting and orphan drug designation. Multiple myeloma is an incurable cancer of plasma cells. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for I-131-CLR1404 for the treatment of multiple myeloma. We initiated the phase I study in April of this year and anticipate evaluating our first cohort and initiating the second cohort in Q1 2016. The primary goal of the phase I study is to identify a phase II dose, and possibly obtain an early read on low dose efficacy.

•	CLR1601-PTX and CLR1800-GEM are small-molecule, broad-spectrum, cancer-targeting therapeutic PDCs designed to deliver their respective chemotherapeutic payloads, paclitaxel and gemcitabine, selectively and directly to cancer cells and cancer stem cells. Both PDCs are pre-clinical, and we are developing in vivo and in vitro data to demonstrate stability and efficacy.

•	I-124-CLR1404 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. I-124-CLR1404 has been used for PET/CT imaging in a broad array of tumor types via both Company and investigator-sponsored clinical trials, and we are in the process of evaluating the data from those studies. In April 2014, the FDA granted I-124-CLR1404 orphan status as a diagnostic for the management of glioma.

•	CLR1502 is a small-molecule, broad-spectrum cancer-targeting, NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its phase I study in breast cancer surgery. As a result, Cellectar is identifying the optimal clinical development pathway. Based on the Company’s assessment, the product will be similarly treated post marketing approval regardless of regulatory pathway.

We believe our PDC platform has potential to provide targeted delivery of oncologic payloads, as exemplified by the product candidates listed above, that my result in improvements upon current standard of care (SOC) for the treatment, diagnosis and imaging of a broad range of human cancers.

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

Six Months Ended June 30, 2015 and 2014

Research and Development.  Research and development expense for the six months ended June 30, 2015 was approximately $3,027,000 (composed of $728,000 in clinical project costs, $26,000 of preclinical project costs, $401,000 of manufacturing and related costs and $1,872,000 in general unallocated research and development costs) compared to approximately $3,096,000 (composed of $624,000 in clinical project costs, $177,000 of preclinical project costs, $368,000 of manufacturing and related costs and $1,927,000 in general unallocated research and development costs) for the six months ended June 30, 2014.  The overall decrease in research and development expense of approximately $69,000, or 2%, was due primarily to the following items: a decrease in purchased services and related expenses which was related to support of educational entities driving the investigator-sponsored IND activities offset by an increase in personnel related costs and a slight increase in travel-related expenses.

General and Administrative.  General and administrative expense for the six months ended June 30, 2015 was approximately $1,761,000 compared to approximately $2,047,000 in the six months ended June 30, 2014.  The approximately $286,000 or 14% reduction was due primarily to an approximately $186,000 reduction in stock-based compensation costs, and a decrease in consulting charges of approximately $90,000.

Restructuring Costs. The Company recorded approximately $91,000 of restructuring expenses related primarily to the elimination of certain positions in the six months ended June 30, 2015. The approximately $222,000 incurred in the six months ended June 30, 2014 related to the closure of the Company’s Newton, Massachusetts executive offices.

Gain on Revaluation of Derivative Warrants. We recorded a gain on derivative warrants of approximately $292,000 and $519,000 in the six month periods ended June 30, 2015 and 2014, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain a certain type of cash settlement feature, “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net. The approximately $2,000 of interest expense, net, for the six months ended June 30, 2015 included approximately $3,000 of interest expense related to the accrual of interest on the Company’s outstanding debt with the Wisconsin Economic Development Corporation (the “WEDC”), partially offset by interest income. For the six months ended June 30, 2014, interest expense totaled approximately $183,000, which consisted of approximately $4,000 for the WEDC debt, the interest expense at the stated rate on the $4,000,000 aggregate principal amount of 8% convertible debentures, which was $128,000, and approximately $51,000 of non-cash interest expense related to the accretion of the discount thereon. Due to the extinguishment of those convertible debentures in August 2014, no such expense was incurred in the six months ended June 30, 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of June 30, 2015, we had approximately $4,833,000 in cash and cash equivalents. To date, we have raised capital aggregating approximately $147 million.

During the six months ended June 30, 2015, we reported a net loss of approximately $4,588,000, while using approximately $4,554,000 of cash in operations. The net loss included an approximately $292,000 gain on the revaluation of derivative warrants, which was partially offset by approximately $264,000 in stock-based compensation expense and approximately $181,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used cash of $119,000, which was the result of $222,000 from the timing of payments of accounts payable and accrued expenses partially offset by a reduction in prepaid and other assets of approximately $103,000.

During the six months ended June 30, 2015, we purchased approximately $34,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2015, we generated a net loss of approximately $4,588,000 and we expect that we will continue to generate operating losses for the foreseeable future. At June 30, 2015, our consolidated cash balance was approximately $4,833,000. We believe this cash balance is adequate to fund operations into the fourth quarter of 2015. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015 and due to the material weakness identified below related to the accounting for the equity instruments, our management, including our principal executive officer and principal financial officer, concluded that as of such date, our disclosure controls and procedures were not effective.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second quarter of 2015 that would have materially effected, or would have been reasonably likely to materially effect, the Company’s internal control over financial reporting other than as explained below regarding the accounting for equity instruments.

Remediation of Material Weakness

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by Form 10-K/A on May 20, 2015, a material weakness existed in our internal control over financial reporting, related to our accounting for equity instruments.

In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our actions include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects, and it may be necessary to take additional measures; however, we believe that the improvements we have implemented in our internal controls will remediate the material weakness.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2015, our consolidated cash balance was approximately $4,833,000. We believe our cash balance at June 30, 2015, is adequate to fund operations into the fourth quarter of 2015. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2015, we had a stockholders’ equity of approximately $2,373,000. The net loss for the six months ended June 30, 2015 was approximately $4,588,000, and we may never achieve profitability.

Item 6.	Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.1.1	Amendment to the Second Amended and restated Articles of Incorporation		8-K	June 13, 2014	3.1

3.1.2	Amendment of Second Amended and restated Articles of Incorporation		8-K	June 19, 2015	3.2

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

10.1	2015 Stock Incentive Plan	X

10.2	Employment Agreement between the Company and James Caruso, dated June 15, 2015	X

10.3	Stock Option Agreement between the Company and James Caruso, dated June 15, 2015	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 12, 2015	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

