Form 10-Q
period 2015-09-30
Cellectar Biosciences, Inc.
filed 2015-11-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 8,581,405 shares of common stock, $0.00001 par value per share, as of November 9, 2015.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,472,527	$9,422,627
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	445,281	220,611
Total current assets	2,972,808	9,698,238
FIXED ASSETS, NET	1,801,365	2,033,944
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$6,461,507	$13,419,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$242,380	$119,923
Accounts payable and accrued liabilities	579,812	933,988
Derivative liability	4,651,000	5,176,915
Capital lease obligations	2,384	2,180
Total current liabilities	5,475,576	6,233,006
LONG-TERM LIABILITIES:
Notes payable, less current maturities	147,919	330,077
Deferred rent	149,249	147,774
Capital lease obligation, less current portion	8,612	11,126
Total long-term liabilities	305,780	488,977
TOTAL LIABILITIES	5,781,356	6,721,983
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 7,564,133 and 7,562,762 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	76	76
Additional paid-in capital	66,237,688	65,809,127
Deficit accumulated	(65,557,613)	(59,111,670)
Total stockholders’ equity	680,151	6,697,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,461,507	$13,419,516

 The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

COSTS AND EXPENSES:
Research and development	$1,167,768	$1,470,297	$4,194,727	$4,566,403
General and administrative	834,888	802,794	2,595,979	2,849,714
Restructuring costs	89,848	—	180,348	221,815
Total costs and expenses	2,092,504	2,273,091	6,971,054	7,637,932

LOSS FROM OPERATIONS	(2,092,504)	(2,273,091)	(6,971,054)	(7,637,932)

OTHER INCOME:
Gain on revaluation of derivative warrants	233,649	2,850,171	526,024	3,368,977
Interest income (expense), net	617	(253,058)	(913)	(436,272)
Total other income, net	234,266	2,597,113	525,111	2,932,705
NET INCOME (LOSS)	$(1,858,238)	$324,022	$(6,445,943)	$(4,705,227)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(.25)	$.06	$(.85)	$(1.31)
SHARES USED IN COMPUTING BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	7,563,701	5,012,206	7,563,078	3,591,742

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,445,943)	$(4,705,227)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	271,508	277,688
Stock-based compensation expense	428,561	682,775
Non-cash interest expense related to convertible debt	—	426,458
Loss on disposal of fixed assets	858	2,269
Gain on revaluation of derivative warrants	(526,024)	(3,368,977)
Changes in:
Accounts payable and accrued liabilities	(354,067)	(22,594)
Prepaid expenses and other current assets	(95,014)	4,335
Other assets and liabilities	1,475	4,000
Cash used in operating activities	(6,718,646)	(6,699,273)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(39,787)	(17,397)
Cash used in investing activities	(39,787)	(17,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	(59,701)	—
Proceeds from issuance of convertible debentures	—	4,000,000
Proceeds from issuance of notes payable	—	617,500
Payments of notes payable	—	(617,500)
Proceeds from issuance of common stock, net of underwriting issuance costs	—	12,395,965
Cash paid for issuance costs	—	(518,822)
Change in deferred issuance costs	(129,656)	—
Reverse stock split fractional shares	—	(1,158)
Payments on capital lease obligations	(2,310)	(1,694)
Cash (used in) provided by financing activities	(191,667)	15,874,291
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(6,950,100)	9,157,621
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,422,627	2,418,384
CASH AND EQUIVALENTS AT END OF PERIOD	$2,472,527	$11,576,005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Exchange of debentures and accrued interest for common stock	$—	$4,172,444
Fair value of warrants classified as derivative liability	$—	$4,102,709
Relative fair value of warrants issued with debentures	$—	$254,024
Interest paid	$43,597	$—

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the “Company”) is a biopharmaceutical company developing phospholipid ether-drug conjugates (PDCs) for the treatment and diagnostic imaging of cancer. The Company’s headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the nine months ended September 30, 2015, generated a net loss of approximately $6,446,000. The Company expects that it will continue to generate operating losses for the foreseeable future. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2015 and consolidated results of its operations for the three months and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. The results for the nine months ended September 30, 2015 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at September 30, 2015 and December 31, 2014 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s market capitalization to below the asset carrying value or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the nine months ended September 30, 2015 and 2014.

Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the nine months ended September 30, 2015 and 2014.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 5,493,023 at September 30, 2015 and 5,494,388 at December 31, 2014. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At September 30, 2015 and December 31, 2014, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$594,000	$594,000
August 2014 Warrants	—	4,057,000	—	4,057,000
Total	$—	$4,057,000	$594,000	$4,651,000

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
July 2010 Warrants	$—	$999	$—	$999
February 2013 Public Offering Warrants	—	—	1,127,500	1,127,500
August 2014 Warrants	—	4,048,416	—	4,048,416
Total	$—	$4,049,415	$1,127,500	$5,176,915

In order to estimate the fair value of the July 2010 Warrants, the Company used the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 5).

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments as of September 30, 2015, the Company uses a Monte Carlo simulation technique together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate of .82%, volatility of 87.3%, remaining contractual term of 2.39 years, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy. In general, any significant changes in the future financing estimates would result in a significantly higher or lower fair value estimate.

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

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
Beginning balance – Fair value	$1,127,500	$3,355,000
Gain on derivatives resulting from change in fair value	(533,500)	(2,227,500)
Ending balance – Fair value	$594,000	$1,127,500

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

August 2014 Debenture Tender and Exchange

In conjunction with the August 2014 Underwritten Offering, all of the holders of the 8% convertible debentures issued in February 2014 elected to participate in the offering of common stock and warrants at the combined offering price of $3.76 per share. As a result, the $4,000,000 principal amount of debentures and accrued interest of $172,435 was extinguished in exchange for 1,109,690 shares of the Company’s common stock and warrants to purchase 1,109,690 shares of common stock at $4.68 per share. All warrants to purchase common stock issued with the convertible debentures expired upon the extinguishment of the debentures.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2015.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

August 2014 Public Offering (1)	5,040,011	$4.68	August 20, 2019
February 2013 Public Offering (1)	550,000	3.75	February 20, 2018
February 2013 Public Offering – Placement Agents	38,496	12.50	February 4, 2018
November 2012 Private Placement	50,000	25.00	November 2, 2017
June 2012 Public Offering	149,069	25.00	June 13, 2017
December 2011 Underwritten Offering	462,411	12.00	December 6, 2016
April 2011 Private Placement	302,922	15.00	March 31, 2016
December 2010 warrants	4,574	1,989.00 - 2019.60	December 31, 2015
Total	6,597,483

(1)	These warrants have a certain type of cash settlement feature or their exercise prices or the number of shares for which the warrants may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 2, with the exception of 96,988 warrants issued to the underwriter in August 2014, which did not include the cash settlement feature (see Note 10).

4. NOTES PAYABLE

The notes payable balance at September 30, 2015 consists of two loans with original principal amounts that totaled $450,000 from the Wisconsin Economic Development Corporation dated September 15, 2010.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee and director stock option grants:
Research and development	$25,749	$31,441	$109,402	$142,142
General and administrative	142,319	130,700	316,755	491,665
Restructuring	—	—	—	47,853
	168,068	162,141	426,157	681,660

Non-employee consultant stock option grants:
Research and development	(3,052)	(15,582)	2,404	1,115

Total stock-based compensation	$165,016	$146,559	$428,561	$682,775

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively, for the nine months ended September 30, 2015 and for the year ended December 31, 2014.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Volatility	105-107%	108%
Risk-free interest rate	1.70-1.95%	1.76%
Expected life (years)	6.0	6.0
Dividend	0%	0%
Weighted-average exercise price	$2.65	$7.40
Weighted-average grant-date fair value	$2.17	$6.20

Exercise prices for all grants made during the nine months ended September 30, 2015 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	719,466	$15.59
Granted	510,200	$2.65
Exercised	8,333	$2.74
Canceled	149,177	$22.68
Forfeited	283,773	$8.22
Outstanding at September 30, 2015	788,383	$8.67

Vested, September 30, 2015	253,556	$18.04	5.61	$—
Unvested, September 30, 2015	534,827	$3.04	9.56	$—
Exercisable at September 30, 2015	253,556	$18.04	5.61	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2015, there was approximately $971,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $99,000, $318,000, $258,000, $206,000 and $90,000 during 2015, 2016, 2017, 2018 and 2019 respectively. The Company expects 534,827 unvested options to vest in the future.  In addition, there are outstanding options to purchase 45,000 shares of common stock that vest upon the occurrence of future events.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2015 or 2014 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Warrants	6,597,483	6,604,096
Stock options	788,383	619,166

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

On August 14, 2015, the Company received a notice from Nasdaq of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than their required $2,500,000 minimum. The failure to meet continuing compliance standards subjects the Company’s common stock to delisting. The Company has requested, and the Nasdaq Staff has granted, an extension of time to effect transactions to allow the Company to regain compliance and to report the same in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

9.  RELATED PARTY TRANSACTIONS

The Company’s chief scientific officer and principal founder of Cellectar, who is a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the nine months ended September 30, 2015, the Company was invoiced $479,496 by UW, of which $460,356 has been paid, for costs associated with clinical trial agreements.

10. SUBSEQUENT EVENT

On October 1, 2015, the Company completed a registered direct offering of 1,017,272 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 482,728 shares of our common stock at an offering price of $2.20 per share (collectively, the “Registered Offering”).

In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “Offerings”), the Company issued a Series A warrant (the “Series A Warrants” and, together with the Shares and the Pre-Funded Warrants , the “Securities”) to purchase one share of our common stock for each share of common stock purchased or pre-funded in the Registered Offering. The Series A Warrants cover, in the aggregate, 1,500,000 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $2.83 per share and expire five years from the date they become exercisable. The Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000 after deducting transaction costs. Additionally, the placement agent received a warrant to purchase up to 37,500 shares of our common stock at $2.83 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity.

Pursuant to the terms of the Offerings, the Company has agreed that during the 90-day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions including securities issuable pursuant to the Offerings or pursuant to exercises, exchanges or conversions of the Company’s outstanding securities and issuances as a result of acquisitions or strategic transactions. In addition, the Company has agreed to hold a special meeting of stockholders for the purpose of obtaining approval from its stockholders as may be required by the applicable rules and regulations of the Nasdaq Stock Market, including certain adjustments to the exercise price of the Pre-Funded Warrants, which is scheduled for November 30, 2015. If the Company is unable to obtain the stockholder approval at that meeting, it will be required to call a meeting every 90 days to continue seeking the stockholder approval until obtained or until no Series B pre-funded warrants are outstanding.

Under the terms of the Pre-Funded Warrants, from and after the time the stockholder approval has been obtained, if the Company issues shares of common stock or common stock equivalents at a purchase price (a “Dilutive Price”) less than the then-effective warrant share purchase price for the Pre-Funded Warrants, which is initially $2.20 per share, the number of shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants will be increased to equal (i) the product of the then-effective warrant share purchase price multiplied by the number of shares of Common Stock for which the Pre-Funded Warrants may be exercised, divided by (ii) the Dilutive Price. Following any such adjustment, the warrant share purchase price shall be adjusted to equal the Dilutive Price. Similarly, from and after the time the stockholder approval has been obtained until the Company completes an equity financing with gross proceeds of at least $10.0 million, if the Company issues shares of common stock or common stock equivalents for a purchase price less than the then-effective exercise price for the Series A Warrants, the exercise price of the Series A Warrants will be lowered to equal that lower price.

In connection with the entry into the purchase agreement, the Company and the purchasers entered into a registration rights agreement (the “Registration Rights Agreement”), which requires the Company to file a registration statement on Form S-3 by November 30, 2015 to provide for the resale of the shares of Common Stock issuable upon the exercise of the Series A Warrants. The Company will also be required to file one or more registration statements from time to time to register the issuance or resale of any additional shares of Common Stock that may become issuable as a result of the Offerings. The Company will be obligated to use its commercially reasonable efforts to keep any registration statement effective until the earlier of (i) the date on which the shares of Common Stock subject to the registration statement may be sold without registration pursuant to Rule 144 under the Securities Act, or (ii) the date on which all of the shares of Common Stock subject to the registration statement have been sold under the registration statement or pursuant to Rule 144 under the Securities Act or any other rule of similar effect.

Due to the issuance of common stock at $2.20 per share as part of this Registered Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering (see Note 3) will be adjusted to reflect the revised exercise price of $2.20 each.

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

Overview

Cellectar Biosciences, Inc. (the Company) is a biopharmaceutical company developing phospholipid ether-drug conjugates (PDCs) for the treatment and diagnostic imaging of cancer. Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of payloads by minimizing delivery to healthy cells while enhancing delivery to a broad range of cancers.

The Company currently has several product candidates in development, all based on the Company’s proprietary PDC delivery platform, including:

•	CLR 131 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. I-131-CLR1404 is our lead PDC therapeutic product candidate and is currently being evaluated in a phase I study in relapse/refractory multiple myeloma. Multiple myeloma is an incurable cancer of plasma cells. This indication was selected for clinical and business related reasons including multiple myeloma’s highly radiosensitive nature, clear unmet medical need in the relapse/refractory setting and orphan drug designation. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. We initiated the phase I study in April of this year and anticipate evaluating our first cohort and initiating the second cohort in the first half of 2016. The primary goals of the phase I study are to assess the compound’s safety, identify a phase II dose, and possibly obtain an early evaluation of low dose efficacy.

•	CLR 1601-PTX and CLR 1603-PTX are small-molecule, broad-spectrum, cancer-targeting therapeutic PDCs designed to deliver paclitaxel, a chemotherapeutic payload, selectively and directly to cancer cells and cancer stem cells. The Company is exploring the creation of additional PDCs which incorporate other well-known chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. All chemotherapeutic PDCs are pre-clinical, and we are developing in vitro and in vivo data to demonstrate the stability and efficacy of these PDCs.

•	CLR 124 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types via both Company and investigator-sponsored clinical trials, and we are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, broad-spectrum cancer-targeting, NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its phase I study in breast cancer surgery. As a result, Cellectar is identifying the optimal clinical development pathway. Based on our assessment, the Company believes that product will be similarly treated post marketing approval regardless of regulatory pathway.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care (SOC) for the treatment and diagnostic imaging of a broad range of human cancers.

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

Nine Months Ended September 30, 2015 and 2014

Research and Development. Research and development expense for the nine months ended September 30, 2015 was approximately $4,195,000 (composed of $957,000 in clinical project costs, $26,000 of preclinical project costs, $489,000 of manufacturing and related costs and $2,723,000 in general unallocated research and development costs) compared to approximately $4,566,000 (composed of $871,000 in clinical project costs, $275,000 of preclinical project costs, $589,000 of manufacturing and related costs and $2,831,000 in general unallocated research and development costs) for the nine months ended September 30, 2014.  The overall decrease in research and development expense of approximately $371,000, or 9%, was due primarily to a $574,000 decrease in purchased services, materials and related expenses as the Company’s focus has shifted to therapeutics, and lower facilities and equipment costs of approximately $52,000. These improvements were partially offset by higher personnel costs of approximately $223,000 and travel expenses of approximately $32,000.

General and Administrative.  General and administrative expense for the nine months ended September 30, 2015 was approximately $2,596,000 compared to approximately $2,850,000 in the nine months ended September 30, 2014. The approximately $254,000 or 9% decrease was due primarily to an approximately $234,000 reduction in personnel costs and lower consulting, legal and other fees of approximately $72,000. Partially offsetting these reductions were an increase in travel-related expenses of approximately $45,000.

Restructuring Costs. The Company recorded approximately $180,000 of restructuring expenses related primarily to the elimination of certain positions in the nine months ended September 30, 2015. The approximately $222,000 incurred in the nine months ended September 30, 2014 related to the closure of the Company’s Newton, Massachusetts executive offices.

Gain on Revaluation of Derivative Warrants. We recorded a gain on derivative warrants of approximately $526,000 and $3,369,000 in the nine month periods ended September 30, 2015 and 2014, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain a certain type of cash settlement feature, “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net. The approximately $1,000 of interest expense, net, for the nine months ended September 30, 2015 included approximately $3,500 of interest expense related to the accrual of interest on the Company’s outstanding debt with the Wisconsin Economic Development Corporation (the “WEDC”), partially offset by interest income. For the nine months ended September 30, 2014, interest expense totaled approximately $436,000, which consisted of approximately $7,000 for the WEDC debt, the interest expense at the stated rate on the $4,000,000 aggregate principal amount of 8% convertible debentures, which was $172,000, and approximately $254,000 of non-cash interest expense related to the accretion of the discount thereon. No such expense was incurred in the nine months ended September 30, 2015 as a result of the extinguishment of those convertible debentures in August 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of September 30, 2015, we had approximately $2,473,000 in cash and cash equivalents. To date, we have raised capital aggregating approximately $147 million.

On October 1, 2015, we closed a registered direct offering of 1,017,272 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 482,728 shares of our common stock at an offering price of $2.20 per share (collectively, the “Registered Offering”). In a concurrent private placement (together with the Registered Offering, the “Offerings”), we issued a Series A warrant to purchase, in the aggregate, 1,500,000 shares of our common stock, that are exercisable six months following the date of issuance at an exercise price of $2.83 per share and expire five years from the date they become exercisable. The Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000 after deducting transaction costs.

During the nine months ended September 30, 2015, we reported a net loss of approximately $6,446,000, while using approximately $6,719,000 of cash in operations. The net loss included an approximately $526,000 gain on the revaluation of derivative warrants, which was partially offset by approximately $429,000 in stock-based compensation expense and approximately $272,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used cash of $447,000, which was the result of $354,000 from the timing of payments of accounts payable and accrued expenses and an increase in prepaid and other assets of approximately $93,000.

During the nine months ended September 30, 2015, we purchased approximately $40,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2015, we generated a net loss of approximately $6,446,000 and we expect that we will continue to generate operating losses for the foreseeable future. At September 30, 2015, our consolidated cash balance was approximately $2,473,000. We believe this cash balance, when aggregated with the approximately $2,868,000 of cash generated from the financing completed on October 1, 2015, is adequate to fund operations into the second quarter of 2016. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, as a result of market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding.

On August 14, 2015 we received a notice from Nasdaq of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than their required $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. We have requested, and the Nasdaq Staff has granted, an extension of time to effect transactions to allow us to regain compliance and to report the same in our annual report on Form 10-K for the year ended December 31, 2015.

Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015 and as a result of the material weakness identified below related to the accounting for the equity instruments, our management, including our principal executive officer and principal financial officer, concluded that as of such date, our disclosure controls and procedures were not effective.

Change in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s third quarter of 2015 that would have materially effected, or would have been reasonably likely to materially effect, the Company’s internal control over financial reporting other than as explained below regarding the accounting for equity instruments.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At September 30, 2015, our consolidated cash balance was approximately $2,473,000. We believe our cash balance at September 30, 2015, when aggregated with the approximately $2,868,000 of cash generated from the financing completed on October 1, 2015, is adequate to fund operations into the second quarter of 2016. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

On August 14, 2015 we received a notice from Nasdaq of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. We have requested, and the Nasdaq Staff has granted, an extension of time to effect transactions to allow us to regain compliance and to report the same in our annual report on Form 10-K for the year ended December 31, 2015. There can be no assurance that we will be able to effect such transactions on a timely basis or at all. The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future.

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of September 30, 2015, we had a stockholders’ equity of approximately $680,000. The net loss for the nine months ended September 30, 2015 was approximately $6,446,000, and we may never achieve profitability.

Item 6.	Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.1.1	Amendment to the Second Amended and restated Articles of Incorporation		8-K	June 13, 2014	3.1

3.1.2	Amendment of Second Amended and restated Certificate of Incorporation		8-K	June 19, 2015	3.2

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 12, 2015	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

