Form 10-K
period 2015-12-31
Cellectar Biosciences, Inc.
filed 2016-03-11
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015, was $12,894,808.

As of March 7, 2016, there were 858,013 shares of the registrant’s $0.00001 par value common stock outstanding.

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

On March 4, 2016 at 5:00 p.m. Eastern Standard Time, the Company effected a reverse stock split at a ratio of 1-for-10. All share and per share information presented herein has been retroactively restated to reflect the reverse split.

This annual report on Form 10-K contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this annual report on Form 10-K, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the properties of their respective owners.

PART I

Item 1.         Business.

Business Overview

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the development of targeted phospholipid drug conjugates (PDCs) for the treatment and imaging of cancer. The Company’s research and development program is based on its proprietary PDC cancer targeting delivery platform. The delivery platform possesses the potential for the discovery and development of a broad range of cancer targeting agents. The company’s pipeline is comprised of pre-clinical and clinical product candidates including radiotherapeutic and chemotherapeutic PDC’s. The pipeline also includes diagnostic and optical imaging assets. The company’s research and development resources are focused on the clinical advancement of its therapeutic PDC’s.

Our core company strategy is to leverage our industry leading PDC, proprietary cancer targeting delivery platform to generate capital, supplement internal resources and accelerate and broaden product candidate clinical development through strategic asset and research collaborations.

Our shares are listed on the NASDAQ® Capital Market under the symbol CLRB; prior to August 15, 2014, our shares were quoted on the OTCQX® marketplace, and prior to February 12, 2014 were quoted under the symbol NVLT.

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of drug payloads, enhancing or maintaining efficacy while reducing adverse events by minimizing drug delivery to healthy cells, increasing delivery to cancer cells and a broad range of cancerous tumors. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead PDC radiotherapeutic product candidate and is currently being evaluated in a Phase 1 study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is an incurable cancer of plasma cells. This cancer type was selected for both clinical and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting and the receipt of an orphan drug designation. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced performance results from the first patient cohort in January of 2016. The study’s Data Monitoring Committee (DMC), unanimously agreed to advance CLR 131 into the second cohort. Patient enrollment is currently ongoing and the company plans to provide a study update in the third quarter of 2016. The primary goals of the Phase 1 study are to assess the compound’s safety, identify the optimal Phase 2 dose, and possibly obtain an early evaluation of low dose drug activity.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells to increase the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer targeting selectivity. In December of 2015, the company entered into a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s natural product derived chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a broad-spectrum, cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. In October, 2015, the company was awarded a national Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance its PDC delivery platform through CLR 125 preclinical and clinical research. The collaboration is designed to further explore the targeted delivery of radioisotopes for improved cancer therapy outcomes. The grant is awarded in two installments with up to $2.3 million in funding. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope Iodine-125 (which has a 60-day half-life), which may provide an excellent tumor kinetics match with Cellectar’s proprietary delivery vehicle. Ongoing pre-clinical research includes: chemistry, manufacturing and controls of CLR 125; biodistribution and toxicity studies of CLR 125 in pre-clinical models; and efficacy and dose-response studies.

•	CLR 124 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. We are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, broad-spectrum, cancer-targeting NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. As a result, Cellectar is working to identify the optimal clinical development and value optimizing strategic pathway. Based on our assessment, the Company believes that product will be similarly treated post marketing approval regardless of the regulatory pathway.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care (SOC) for the treatment and imaging of a broad range of human cancers.

Technology Overview

Our product candidates are based on a cancer-targeting delivery platform of optimized PLE analogs (phospholipid ether proprietary delivery vehicle) that interact with lipid rafts. Lipid rafts are specialized regions of a cell’s membrane phospholipid bilayer that contain high concentrations of cholesterol and sphingolipids and serve to organize cell surface and intracellular signaling molecules. As a result of enrichment of lipid rafts in cancer cells, including cancer stem cells, our products provide selective targeting preferentially over normal healthy cells. The cancer-targeting PLE delivery vehicle was deliberately designed to be combined with therapeutic, diagnostic and imaging molecules. For example, iodine can be attached via a very stable covalent bond resulting in distinct products differing only with respect to the isotope of iodine they contain; CLR 131 contains radioactive I-131, CLR 125 contains radioactive I-125, and CLR 124 contains the shorter-lived radioactive I-124. In addition, non-radioactive molecules, including cytotoxic compounds can also be attached to the delivery vehicle.

The Company is focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

In the case of CLR 1502, this is a near-infrared (800 nm) emitting fluorophore whose signal can penetrate through up to approximately 1 cm of tissue. This may enable the use of CLR 1502 to visualize tumor margins during cancer surgery, effectively acting as an adjunct to a therapeutic agent, and to non-invasively detect relatively superficial tumors

Malignant tumor targeting, including targeting of cancer stem cells, has been demonstrated in vivo. Mice without intact immune systems, and inoculated with Panc-1 (pancreatic carcinoma) cells, were injected with CLR 1502, 24 or 96 hours prior to imaging. In vivo optical imaging showed pronounced accumulation of CLR 1502 in tumors versus non-target organs and tissues. Similarly, PET imaging of tumor-bearing animals (colon, glioma, triple negative breast and pancreatic tumor xenograft models) administered the imaging agent CLR 124 clearly shows selective uptake and retention by both primary tumors and metastases, including cancer stem cells. PET/CT analysis following co-injection of CLR 131 (for therapy) and CLR 124 (for imaging) revealed time-dependent tumor responses and disappearance over nine days in a cancer xenograft model. We believe that the capability of our technology to target and be selectively retained by cancer stem cells in vivo, was demonstrated by treating glioma stem cell-derived orthotopic tumor-bearing mice with another fluorescent-labeled PDC (CLR 1501), and then removing the tumor and isolating cancer stem cells, which continued to display CLR 1501 labeling even after three weeks in cell culture.

The basis for selective tumor targeting of our compounds lies in differences between the plasma membranes of cancer cells as compared to those of most normal cells. Data suggests that lipid rafts serve as portals of entry for PDCs such as CLR 131, CLR 124 and CLR 1502. The marked selectivity of our compounds for cancer cells versus non-cancer cells is due to the fact that cancer cells are over-expressed with lipid rafts as compared to normal cells. Following cell entry via lipid rafts, CLR 131, CLR 124 and CLR 1502 are transported into the cytoplasm, where they distribute to organelle membranes (mitochondria, ER, lysosomes) but not the nucleus. The pivotal role played by lipid rafts is underscored by the fact that disruption of lipid raft architecture significantly suppresses uptake of our PDC delivery vehicle into cancer cells.

Our core technology platform is based on research conducted by Cellectar, Inc.’s founder and Chief Scientific Officer, Dr. Jamey Weichert, beginning in 1994 at the University of Michigan (U. Mich.), where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated in the laboratory of Dr. Raymond Counsell. Since 1998, Dr. Weichert has continued his research at the University of Wisconsin (U. Wisc.) and subsequently founded Cellectar, Inc. in 2002 to further develop and commercialize the technology. Cellectar, Inc. obtained exclusive rights to the related technology patents owned by U. Mich. in 2003 and continued development of the PDC platform while obtaining ownership of numerous additional patents and patent applications (lasting until 2025, 2028, 2030 and 2034 without extensions).

Products in Development

CLR 131

CLR 131 is a small-molecule, broad-spectrum, cancer-targeting molecular radiotherapeutic PDC that we believe has the potential to be the first radiotherapeutic agent to use PLEs to target cancer cells. CLR 131 is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid and other cancer types. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides CLR 131 with broad-spectrum anti-cancer activity. Selective uptake and retention has been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting cancer activity.

Pre-clinical experiments in tumor models have demonstrated selective killing of cancer cells along with a benign safety profile. CLR 131’s anti-tumor/survival-prolonging activities have been demonstrated in more than a dozen models including breast, prostate, lung, brain, pancreatic, ovarian, uterine, renal, and colorectal cancers as well as, melanoma and multiple myeloma. In all but two models, a single administration of a well-tolerated dose of CLR 131 was sufficient to demonstrate efficacy. Moreover, efficacy was also seen in a model employing human uterine sarcoma cells that have known resistance to many standard chemotherapeutic drugs. CLR 131 was also tested in combination with a standard efficacious dose of gemcitabine in a pancreatic cancer model. Single doses of CLR 131 or gemcitabine given alone were equally efficacious while the combination therapy was significantly more efficacious than either treatment alone (additive). In each study, the dose of CLR 131 was ~100 µCi, which is approximately 50-fold less than the maximum tolerated dose (MTD) of CLR 131 determined in a six-month rat radiotoxicity study.

Extensive IND-enabling, Good Laboratory Practices (GLP) in vivo and in vitro pre-clinical pharmacokinetic/ distribution, toxicology and drug safety studies were successfully completed in 2007 through 2009 using non-pharmacological concentrations/doses of PLE consistent with its role as a delivery/retention vehicle in CLR 131. Tissue distribution studies supported prediction of acceptable human organ exposures and body clearance for CLR 131. Importantly, and in sharp distinction from biological products labeled with I-131, the small-molecule CLR 131 showed very minimal variation in excretion kinetics and tissue distribution among individuals within species or across a 500-fold variation in dose. Single- and repeated-dose animal toxicology studies indicated very high margins of safety with our PLE delivery and retention vehicle even when administered at 80-200x over the amount required to deliver the anticipated maximum human therapy dose of CLR 131.

In 2009, we filed an IND with the FDA to study CLR 131 in humans. In February 2010, we completed a Phase 1 dosimetry trial with a single intravenous dose of 10 mCi/m2 CLR 131 in eight patients with relapsed or refractory advanced solid tumors. Single doses of CLR 131 were well tolerated. The reported adverse events were all considered minimal, manageable and either not dose limiting or not related to CLR 131. There were no serious adverse events reported. Analysis of total body imaging and blood and urine samples collected over 42 days following injection indicated that doses of CLR 131 expected to be therapeutically effective could be administered without harming vital organs. Two subjects (one with colorectal cancer metastasized to lung and another with prostate cancer) had tumors that were imaged with 3D nuclear scanning (SPECT/CT) on day 6 after administration of CLR 131. Uptake of CLR 131 into tumor tissue (but not adjacent normal tissue or bone marrow) was clearly demonstrated in both subjects. Echoing animal studies, pharmacokinetic analyses demonstrated a prolonged half-life of radioactivity in the plasma after CLR 131 administration (approximately 200 hours) and that there was no significant variation in excretion or radiation dosimetry among subjects. The trial established an initial dose of 12.5 mCi/m2, for the Phase 1b escalating dose trial that commenced in January 2012.

The primary objective of the multicenter Phase 1b dose-escalation trial in patients with a range of advanced solid tumors was to define the MTD of CLR 131. In addition to determining the MTD, the Phase 1b trial was intended to evaluate overall tumor response (using standard RESIST 1.1 criteria) and safety. In September 2012, we announced that we had successfully completed the second cohort in this Phase 1b dose-escalation trial. The second two-patient cohort was successfully dosed with 25 mCi/m2 of CLR 131, triggering enrollment into the third cohort at 37.5 mCi/m2. Data from the second cohort indicated CLR 131 was well-tolerated, without any dose limiting or sub-dose limiting toxicities, enabling enrollment of the third cohort. Data from the two-patient, third cohort indicated the onset of dose-limiting hematologic toxicities with CLR 131, triggering enrollment into a five-patient, fourth cohort at a dose midway between those used in the second and third cohorts, as per trial protocol. Four patients were enrolled in the fourth cohort and we ended enrollment in November 2013. Complete study results, including data from the fourth cohort of this trial were completed in the first quarter 2014. The results of the trial were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June, 2014.

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades. The goals of targeted cancer therapy — selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys — remains the focus of new therapies as well. We believe our isotope delivery technology is poised to achieve these goals. Because, to date, CLR 131 has been shown to reliably and near-universally accumulate in cancer cells, including cancer stem cells, and because the therapeutic properties of iodine-131 are well known, we believe the risk of non-efficacy in human clinical trials is less than that of other cancer therapies at this stage of development, although no assurance can be given.

In view of CLR 131’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are initially developing CLR 131 as a monotherapy for cancer indications with significant unmet medical need. While a number of indications were evaluated as the initial target treatment, multiple myeloma was selected principally because it is an incurable hematologic disease that is highly radiosensitive with significant unmet medical need in the relapse or refractory clinical setting, and is designated as an orphan disease. All of which may provide an accelerated regulatory pathway due to CLR 131 unique benefits versus existing therapeutic treatment options such as a novel mechanism of action and single dose treatment. The Investigational New Drug (IND) application was accepted by the FDA in September 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. We initiated our Phase 1 Study of CLR 131 for the treatment of Relapsed or Refractory multiple myeloma in April 2015, and provided a performance update on the first patient cohort and initiated the second study cohort in January 2016. CLR 131 is anticipated to be used as monotherapy through phase 1 clinical trials, with subsequent exploration of CLR 131 in combination with chemotherapeutic agents (a number of which are known to be radiosensitizers and thus have the potential to enhance the efficacy of CLR 131) and in combination with external beam radiotherapy.

CTX Product Portfolio

The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; both all are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells increasing the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s are being have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to demonstrate formulation stability and further explore the PDC’s cancer targeting selectivity. In December of 2015, the company entered into a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s natural product derived chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

CLR 125

CLR 125 research is fully funded through an NCI Small Business Research Grant (“SBIR”). CLR 125 is a broad-spectrum, cancer-targeting, radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope iodine-125 (which has a 60-day half-life), which may provide an excellent tumor kinetics match with Cellectar’s proprietary delivery vehicle. Ultimately, this would yield a superior therapeutic ratio for CLR 125. The feasibility and safety of CLR 125 is currently being investigated for the treatment of triple-negative breast cancer (TNBC) in the (neo) adjuvant setting. This program was initiated on October1, 2015. This Phase 1 is part of a larger Phase 1/2 SBIR Fast-Track grant that was awarded Cellectar in September 2015. Upon successful completion of the preclinical work in Phase 1, an additional grant in the amount of $2.0 million may be awarded by the NCI for the Phase 2 option period. Based upon pre-clinical performance and a thorough analysis of the clinical and commercial potential of CLR 125, Cellectar will determine whether to advance or cease additional research. Deliverables of the pre-clinical research conducted during Phase 1 will include: chemistry, manufacturing and controls (CMC) of CLR 125; biodistribution and toxicity studies of CLR 125 in pre-clinical models of TNBC; and efficacy and dose-response studies. The anticipated completion date for the Phase 1 efforts is June 30, 2016.

Additional Assets

CLR 124

CLR 124 is a small-molecule, broad-spectrum, cancer-targeting imaging agent that we believe has first-in-class potential for selective detection of primary tumors and metastases in a broad range of cancers. Chemically, CLR 124 is comprised of our proprietary PLE, 18-(p-[I-124] iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-124, a PET imaging radioisotope with a radiation half-life of four days. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in much of oncology. In pre-clinical studies to date, CLR 124 selectively illuminated malignant tumors in over 60 animal models of different cancer types, demonstrating broad-spectrum, cancer-selective uptake and retention. Investigator-sponsored Phase 1/2 clinical trials of CLR 124 as a PET imaging agent are ongoing across multiple solid tumor indications. These trials have demonstrated positive initial imaging results in multiple tumor types.  Based on positive initial CLR 124 imaging results in 29 primary and metastatic brain cancer patients, we believe CLR 124 has potential to address a significant unmet medical need for post-treatment efficacy assessment and differentiating tumor growth from pseudo-progression. In brain cancer, this has the potential to avoid unnecessary surgeries, biopsies and inappropriate treatment, resulting in better patient management and lower healthcare costs. We expect glioblastoma to be our lead indication for CLR 124 with additional development opportunities that could include brain metastases and other primary brain tumors.

These human trials are intended to provide proof-of-concept for CLR 124 as a PET imaging agent with the potential to supplant current imaging standards of care, FDG for various solid tumors, or MRI in the case of brain cancers. This is due to what we believe to be CLR 124’s superior cancer selectivity. Furthermore, the radiation half-life of only 110 minutes for fluorine-18 labeled agents, such as FDG, severely limits their use to locations close to the point of manufacture. CLR 124’s much longer radiation half-life affords a longer imaging window of up to seven days following injection, resulting in more favorable logistics of clinical use, including the ability to be distributed to clinics throughout the U.S. from a single manufacturing site. As a chemically identical biomarker for CLR 131, CLR 124 imaging may also be capable of estimating an efficacious dose of CLR 131 in individual cancer patients.

A three-part investigator-sponsored Phase 1/2 trial of radiolabeled CLR 1404 for patients with advanced non-small cell lung cancer (NSCLC) was initiated in February 2004 at the University of Wisconsin Carbone Cancer Center (UWCCC). The first part of the trial evaluated imaging characteristics of CLR 131 in seven patients and the second part of the trial evaluated tumor accumulation in one patient. The third part of the trial is now evaluating tumor imaging with CLR 124 at increasing doses. Dr. Anne M. Traynor at UWCCC is the principal investigator for this trial. We provided funding and the data was shared with us while the study progressed and at the conclusion of the study. A total of 11 patients were enrolled across four dose levels (1.5 mCi/m2, 3 mCi/m2, 5 mCi/m2 and 7.5 mCi/m2) in this part of the Phase 1/2 trial. With the 5 mCi/m2 dose level, we saw clear and sustained uptake of CLR 124 in cancerous tumors against low background and have not observed any adverse safety signals. In addition, in one patient, three brain metastases were detected with CLR 124 that were not identified with FDG PET, which following confirmation with current standard of care (SOC), prompted an alteration to the treatment plan for this patient. Having observed initial cancer-specific uptake with CLR 124 at a 7.5 mCi/m2 dose in NSCLC patients, study investigators continued exploration of dose and imaging time points in an effort to optimize dosing and results.

An investigator-sponsored Phase 1/2 trial of CLR 124 as a PET imaging agent for brain cancer was initiated in December 2011 at UWCCC and the first patient was enrolled in March 2012. This trial was funded by both the UWCCC and an Institute for Clinical and Translational Research (ICTR) grant, and the data is shared with the Company. Enrollment to the trial is complete; 12 patients were dosed with 5 mCi/m2 of CLR 124. The preliminary results showed avid and sustained uptake of CLR 124 in cancerous tumors against very low background and no adverse safety signals were observed.

An investigator-sponsored Phase 1/2 trial of CLR 124 as a PET imaging agent for glioma was initiated in January 2012 at UWCCC and the clinical trial protocol evaluates 7.5 mCi/m2 and 10 mCi/m2 doses of CLR 124. A total of 19 patients were enrolled.

An investigator-sponsored Phase 1/2 trial of CLR 124 as a PET imaging agent for patients with multiple solid tumor types (triple negative breast, prostate, colorectal, gastric, ovarian, pancreatic, esophageal, soft tissue sarcoma, and head & neck cancer) was initiated in August 2012 at the UWCCC and the first patient was enrolled in October 2012.  We provided funding for the trial and the data was shared with us.  Twelve patients were enrolled, completing the enrollment of the trial.

CLR 1502

CLR 1502 is a small-molecule, broad-spectrum, cancer-targeting, non-radioactive optical imaging agent that we believe has the potential to be the first of its kind for intraoperative tumor margin illumination and non-invasive tumor imaging. CLR 1502 is comprised of a proprietary PLE, acting as a cancer-targeting delivery and retention vehicle, covalently attached to a near-infrared (800nm) fluorophore. According to the American Cancer Society, the majority of cancer patients were expected to have some type of surgery and more than 1.6 million new cancers diagnosed in the U.S. alone in 2014. CLR 1502 may facilitate and enable diagnostic, staging, debulking and curative cancer surgeries, intraoperatively in real-time, by defining tumor margins and regional lymph node involvement, resulting in more complete tumor resections and improving outcome and prognosis. In this context, CLR 1502 could effectively act as an adjunct therapeutic agent. In pre-clinical tumor models, non-invasive optical imaging showed pronounced accumulation of CLR 1502 in tumors versus normal tissues and successfully delineated tumor margins during tumor resection. CLR 1502 may also have utility for non-invasive imaging of relatively superficial tumor types in man (e.g., melanoma, head & neck, colon, esophageal).

Market Overview

Our target market is broad and represents the market for the treatment and imaging of cancer. The American Cancer Society estimated that approximately 1.67 million new cancer cases were diagnosed in the U.S. in 2015 and approximately 590,000 are expected to die of cancer. The global market for cancer drugs has reached $100 billion in annual sales (May 2015), and could reach $147 billion by 2018, according to a new report by the IMS Institute for Healthcare Informatics, a unit of drug data provider IMS Health. This growth will be driven by emerging targeted therapies, which are expected to change the cancer treatment landscape (Cowen), and an increased use of cancer drug combination regimens. The National Institutes of Health (NIH) estimated that the direct medical cost for treating cancer in 2010 (the latest figure available) was $124.6 billion in the U.S., and projects that by 2020, this cost will have risen to at least $158 billion.

According to the National Cancer Institute SEER data base, multiple myeloma is the 2nd most common hematologic cancer with a U.S. incidence rate of 24,050 and a relapse or refractory patient population of 10,000 to 15,000. A Market Research Engine report from December 2015 indicated the global cancer diagnostics market is expected to grow at a compound annual growth rate of 7.6% during 2015 to 2022.

Manufacturing

We maintain a Good Manufacturing Practices compliant (cGMP) radiopharmaceutical manufacturing facility in Madison, Wisconsin, in which we manufacture drug substance for CLR 131, CLR 124, and CLR 1502 product candidates and also manufacture CLR 131 for clinical trials.  This facility, consisting of approximately 19,500 square feet, contains offices, laboratories, a radiopharmaceutical research lab, a cGMP radiopharmaceutical manufacturing suite and a cGMP analytical laboratory for product release.  Our manufacturing facility holds a State of Wisconsin Department of Health Services Radioactive Materials License which authorizes the use and possession of radioactive material for both manufacturing and distribution activities. The facility also holds a State of Wisconsin DHS Radioactive Materials License that authorizes the use and possession of radioactive materials for research and development. The research and development license permits the use and possession of iodine-125, iodine-131 and iodine-124 in quantities sufficient to support in-house drug substance and CLR 131manufacturing for current clinical programs and other research needs. Each of these iodine isotopes is purchased from third party vendors.

Manufacturing of cGMP CLR 124 is currently conducted by our collaborator, the University of Wisconsin-Madison, using drug substance produced in our Madison manufacturing facility. The agreement contains standard provisions for the protection of data and intellectual property and may be terminated by either party with 60-days’ notice, pending the completion of any obligations by either party set forth in an outstanding statement of work. The proprietary contract manufacturing process is sufficient to provide materials for Phase 2 trials and is scalable for larger trials. We do not plan to build in-house manufacturing capability for CLR 124.

The drug substance is identical for CLR 131 and CLR 124 products.  The base molecule is a dry powder produced via a six-step synthetic scheme.  The release specifications for drug substance have been established and validated.  The impurity levels at small scale are very low, suggesting that larger scale production is feasible.  We have also demonstrated 60-month stability for the drug substance in desiccated and refrigerated forms.  We believe our laboratories are well equipped with the appropriate equipment for manufacturing pilot and small-scale batches in accordance with cGMP.  We believe we have adequate drug substance manufacturing and CLR 131 drug product manufacturing capacity expertise and capacity for non-pivotal clinical trials.

CLR 1502 drug substance is synthesized at the Madison facility via a cGMP process from the same chemical precursor used in the manufacture of CLR 131. The facility has the capability to manufacture the CLR 1502 drug product to support Phase 1 clinical trials. Manufacturing of drug substance and drug product for subsequent clinical trials will likely be achieved through contract manufacturing.

All investigational drug substance and product intended for human use during clinical studies will be manufactured according to the guidelines of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, FDA requirements (CFR part 211) and cGMP.

Sales and Marketing

We have not entered into any joint development, licensing or similar partnering agreements with respect to any of our clinical stage product candidates or pre-clinical compounds.  We plan to pursue and evaluate all available options to develop, launch and commercialize our compounds.  These options presently include, but are not limited to: entering into a partnering arrangement with one or more pharmaceutical, imaging agent or imaging device companies with strong development and commercial expertise and infrastructure in the U.S., Europe and/or Japan. While we currently do not plan to build our own sales force or utilize a contract sales organization for launch and commercialization of our compounds, we may reconsider that in the future.

Competition for Our Clinical-Stage Compounds

CLR 131

Currently, several classes of approved products with various mechanisms of action exist, including: immune-modulating agents, proteasome inhibitors, histone deacetylase inhibitors, monoclonal antibodies, corticosteroids, and traditional chemotherapeutics. While a number of indications were evaluated as the initial target treatment for CLR 131, multiple myeloma was selected principally because of its highly radiosensitive nature, single dose treatment, and novel mechanism of action relative to all existing classes of approved drugs. As a result, we believe CLR 131 is an ideal therapeutic option in the relapse or refractory setting either as a monotherapy or in combination with currently approved agents, some of which are radiosensitive and maintain exclusive adverse event profiles.

CLR 124

FDG is the current SOC for cancer PET imaging. FDG accumulates in any tissue having increased glucose metabolism (i.e. energy utilization) compared to surrounding tissue.  As a result, and in contrast to CLR 124, FDG is not selective for malignant tumors.  FDG localizes in certain normal tissue such as heart, liver and brain tissues that also have high glucose metabolism as well as kidney and bladder due to FDG excretion paths.  FDG is also known to localize in inflammatory sites, which are often found in the vicinity of malignancies and can result in diagnostic and treatment plan uncertainties.  Other major limitations to the use of FDG are found in pelvic imaging due to the high renal (kidney) clearance of the compound.  Moreover, there are clinically important malignancies that do not demonstrate reliable FDG activity such as prostate cancer. We believe these characteristics of FDG decrease its diagnostic specificity for certain malignancies. FDG is no longer covered by patent and is typically manufactured at or extremely proximate to PET imaging medical facilities because of its very short (110 minute) radiation half-life. I-124 has a four-day half-life that permits worldwide distribution of CLR 124 from one manufacturing location. Additionally, the longer half-life affords a longer imaging window of up to seven days following injection.

MRI is the current SOC for imaging brain cancer, due in part to FDG PET’s limited utility in brain imaging. While MRI can differentiate tissue densities and demark structural changes in tissue, it is not cancer-selective. This imaging can result in a diagnostic dilemma for clinicians, particularly with respect to glioma; the most common form of primary brain cancer. After chemo-radiation - commonly employed in glioma management - MRI changes suggestive of tumor recurrence are seen in approximately 50% of high-grade glioma patients. However, in approximately 50% of these cases, the MRI changes actually represent treatment-related changes that do not truly represent disease progression. This is termed pseudo-progression. The dilemma facing clinicians is the decision whether to re-treat the patient (surgery, chemotherapy, biological therapy, re-irradiation) with associated risks to the patient (e.g. damage to normal brain tissue and consequent loss of function), or monitor with periodic re-imaging with the risk of the imaging changes actually representing tumor recurrence, and with the costs associated with re-imaging.

In Phase 1/2 investigator-sponsored trials at the UWCCC, preliminary results suggest that CLR 124 may provide a more accurate assessment of the post-treatment progression of glioma when compared to MRI. Specifically, CLR 124 appears to be capable of distinguishing malignant tumors from tissue changes associated with pseudo-progression.

CLR 1502

CLR 1502 is a pre-clinical, broad-spectrum, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. The topic of providing cancer surgeons with better technology for intraoperative assessment of tumor margins designed to result in more complete tumor removal has gained considerable attention in recent years. While there are a number of technologies in various stages of development, some of the most common categories include the use of fluorescence agents: either alone, or attached to cancer delivery vehicles, nanoparticle technologies or electromagnetic technologies. At present, the only known FDA approved technology for tumor margin assessment is believed to be MarginProbe TM, marketed by Dune Medical Devices, which received FDA approval in January, 2013, as an intraoperative tissue assessment tool for early-stage breast cancer surgery. MarginProbe TM claims to use electromagnetic “signatures” to identify healthy and cancerous tissue.

5-aminolevulinic acid (5-ALA), a technology approved in Europe for use with intraoperative tumor margin assessment, is a small molecule that is preferentially taken up by tumor cells leading to biosynthesis and accumulation of protoporphyrin IX, a natural fluorophore with red fluorescence emission. Investigator sponsored trials of 5-ALA are ongoing in the U.S., primarily in newly diagnosed and recurrent brain cancer indications.

Other technologies known to be in development include Blaze Biosciences’ Tumor Paint TM, a combination of a targeting peptide and a fluorescent beacon, under development for cancer surgery in multiple solid tumor types. Additionally, Avelas Biosciences, based in San Diego, CA, is developing a fluorescence peptide based compound named AVB-620 for fluorescence image-guided cancer surgery.

While a number of technologies are in development to provide intraoperative tumor margin guidance we are leveraging our cancer-targeting delivery platform to provide cancer selectivity and specificity for accurate tumor margin illumination. Further, CLR 1502 may be able to demonstrate application with a broad spectrum of cancer types based on data that includes our other product candidates utilizing the same cancer-targeting delivery platform in pre-clinical studies and human clinical trials (CLR 124 and CLR 131).

Intellectual Property

We have established a broad U.S. and international intellectual property rights portfolio around our proprietary cancer-targeting PLE technology platform including our CLR CTX Program, CLR 131, CLR 1502, CLR 124, and CLR 125.

CLR CTX Program: In November 2015, we converted our previously filed provisional patent application for Phospholipid-Ether Analogs as Cancer Targeting Drug Vehicles to non-provisional US and International (PCT) patent applications. These patent applications further protect PDCs developed with Cellectar's proprietary phospholipid-ether delivery vehicle conjugated with any existing or future cytotoxic agents, including chemotherapeutics such as paclitaxel, for targeted delivery to cancer cells and cancer stem cells. Both composition of matter and methods of use are covered by these patent applications and provide intellectual property protection in the United States and up to 148 additional countries. This protection extends through at least November 2034 in the US and key international markets.

CLR 131: We have been granted orphan status designation for CLR 131 for the treatment of multiple myeloma. Orphan status designation provides for seven years of marketing exclusivity following US approval of CLR 131 for treatment of multiple myeloma. It is also covered by an additional series of our patents and applications aside from the Michigan patents (see below). The first is directed to a method of use for cancer therapy and has also been filed in Europe, Japan, and China, in addition to the U.S. We have two issued patents in the U.S., two in Europe and one in China, in addition to pending applications in the U.S. and Japan. These are expected to expire in 2025. Some of these resulting patents may be extendable on a country-by-country basis.

CLR 1502 is covered by patents and patent applications directed to the compound, methods of use and method of manufacture that have been filed in U.S., Europe and Japan. A U.S. patent covering the composition and methods of use has already been issued and is expected to expire in 2030. Any additional patents resulting from these applications are also expected to expire in 2029. Some of these resulting patents may be extendable on a country-by-country basis.

CLR 124: We have been granted orphan status designation for CLR 124 as a diagnostic for the management of glioma by the US FDA. Orphan status designation provides for seven years of marketing exclusivity following US approval of CLR 124 as a diagnostic for the management of gliomas. It is also covered by the Michigan patents (see below) as well as four of our U.S. patents, two of which are generally directed to detecting cancers, one of which is directed to its use for virtual colonoscopy that expires in 2029 and one of which is directed to its use for in vitro diagnostics that expires in 2027. CLR 124 is also covered by an issued European patent, and pending U.S., Japanese and Hong Kong patent applications that expire in 2025. Any patents issued from these applications would be expected to expire in 2025.

Our proprietary rights also include patents and patent applications that are either owned by us or exclusively licensed to us by the University of Michigan (the “Michigan patents”). CLR 131, CLR 125 and CLR 124 are covered by the Michigan patents that provide compound (composition of matter) coverage in the U.S. and Canada and expire in 2016.  Our patents and applications cover methods of use, composition and method of manufacture related to CLR 124, CLR 131, CLR 1502, CLR 125 and other PLEs.  These patents and applications are filed in key commercial markets worldwide.  These patents will generally expire between 2025 and 2030 unless extended, most likely under clinical development extensions.

Separate from any patent protection and following product approval by regulatory authorities, data exclusivity may be available for various compounds for up to 10 years on a country-by-country basis (e.g., up to 5 years in the U.S. and up to ten years in Europe).

In addition to the above noted patents/applications directed to CLR 131, CLR 125, CLR 124 and CLR 1502, we own other patents/applications directed to different forms of phospholipid ethers and methods of manufacturing of phospholipid ethers.

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

Licenses / Collaborations

On December 14, 2015 the Company entered into an arrangement (the “MTA”) with Institut de Recherche Pierre Fabre (“IRPF”). Under this arrangement, IRPF will provide a selection of its proprietary cytotoxics to the Company for use in an in vivo proof-of-concept study to evaluate the potential to create new drug conjugates (“NDCs”) in combination with the Company’s proprietary Phospholipid Drug Conjugate platform technology. The Company will own all intellectual property associated with the NDCs developed as part of the research collaboration. If the Company decides to further develop any of the NDCs for preclinical studies, the Company will enter into good faith discussions with IRPF to acquire an option to in-license the IRPF Materials. In the event that the Company proposes to enter into a business relationship with a third party for advancement of the NDCs, the Company will grant IRPF a right of first refusal to enter into the same business relationship, which will be exercisable by IRPF within 60 days. In the event that the Company does not choose to further develop the NDCs for preclinical studies and IRPF desires to do so within four years following expiration of this arrangement, the Company and IRPF will enter into good faith business discussions relating to IRPF’s use of the results of the study and certain of the Company’s proprietary technologies relating to the IRPF Materials. The Company has agreed to perform the study by December 14, 2017, and the Company’s obligation to grant a right of first refusal will continue for four years following the date on which the Company provides the results of the study to IRPF.

In September 2003, Cellectar, Inc. entered into a license agreement with the University of Michigan (the U. Mich. License), which granted Cellectar, Inc. exclusive rights to the development, manufacture and marketing of products under several composition of matter patents in North America that expire in December 2016.  The U. Mich. License expires upon the expiration of the last covered patent.  We are responsible for an annual license fee of $10,000 and are required to pay costs associated with the maintenance of the patents covered by the U. Mich. License.  Additionally, we are required to make milestone payments of $50,000 upon the filing of a NDA for a licensed product intended for use in a therapeutic or diagnostic application (such milestone fees may be deferred and paid within twelve months of the first commercial sale of such product) and make certain milestone payments within a year following the first commercial sale of any licensed products.  The sales milestones range from $100,000 to $200,000, dependent upon whether the drug is for use in a diagnostic or therapeutic application. If sales in the first 12 months are less than the amount of the milestone, then we are required to pay 50% of all sales until the milestone is satisfied. The milestone payments may total up to $400,000.

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

Research and Development

Our primary activity to date has been research and development. We conduct our research and development program at our manufacturing facility in Madison, Wisconsin. Our research and development expenses were approximately $5,159,000 and $5,964,000 for 2015 and 2014, respectively.

Regulation

The production, distribution, and marketing of products employing our technology, and our development activities, are subject to extensive governmental regulation in the United States and in other countries.  In the United States, we are subject to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations, including the federal, state and local laws and regulations governing the storage, use and disposal of hazardous materials, including radioactive isotopes.  These laws, and similar laws outside the United States, govern the clinical and pre-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record-keeping, reporting, advertising, and promotion of drugs.  Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources.  Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA’s and other health authorities’ delay in approving or refusal to approve a product.  Violations of regulatory requirements also may result in enforcement actions.

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

Research, Development, and Product Approval Process

The research, development, and approval process in the United States and elsewhere is intensive and rigorous and generally takes many years to complete.  The typical process required by the FDA before a therapeutic drug may be marketed in the United States includes:

•	pre-clinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices regulations, referred to herein as GLP;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may commence;

•	human clinical studies performed under the FDA’s Good Clinical Practices regulations, to evaluate the drug’s safety and effectiveness for its intended uses;

•	FDA review of whether the facility in which the drug is manufactured, processed, packed, or held meets standards designed to assure the product’s continued quality; and

•	submission of a marketing application to the FDA, and approval of the application by the FDA.

Pre-clinical Testing

During pre-clinical testing, studies are performed with respect to the chemical and physical properties of candidate formulations. These studies are subject to GLP requirements. Biological testing is typically done in animal models to demonstrate the activity of the compound against the targeted disease or condition and to assess the apparent effects of the new product candidate on various organ systems, as well as its relative therapeutic effectiveness and safety.

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

Employees

As of December 31, 2015, we had 19 full-time employees.

Corporate Information

The Company, formerly known as Novelos Therapeutics, Inc., was incorporated in Delaware in June 1996. On April 8, 2011, the Company entered into a business combination with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers. On February 11, 2014, the Company changed its name to Cellectar Biosciences, Inc. Our common stock is listed on the NASDAQ® Capital Market under the symbol “CLRB.”

Our principal executive offices are located at 3301 Agriculture Drive, Madison, Wisconsin 53716 and our telephone number is (608) 441-8120. Our corporate website address is www.cellectarbiosciences.com. Information contained on or accessible through our website is not a part of this annual report.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At December 31, 2015, our consolidated cash balance was approximately $3,858,000. We believe our cash balance at December 31, 2015, is adequate to fund operations into the second quarter of 2016. We will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have received notices from NASDAQ of non-compliance with its continuing listing rules.

On August 14, 2015 we received a notice from NASDAQ of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. We previously reported in our Form 8-K, filed on August 19, 2015, the receipt of notice from Nasdaq of non-compliance with Rule 5550(b)(1), and the Company’s intention to submit a plan to Nasdaq to regain compliance. That plan was submitted and approved by Nasdaq, and required a number of actions to be completed by February 10, 2016, including the filing of a registration statement with the SEC for a underwritten public offering of equity and the closing of that offering. The registration statement was timely filed, however the Company did not complete the offering by that date. The Company believes that there are sound reasons to obtain a reversal of the Nasdaq Staff determination and a hearing has been scheduled for March 31, 2016 for the Company to present its position. There can be no assurance that we will be able to receive a further extension to attain compliance. In the event our common stock is delisted from NASDAQ, it may be more difficult for us to raise capital on favorable terms in the future.

On January 21, 2016 we received a notice from NASDAQ of non-compliance with its listing rules regarding the requirement that the listed securities maintain a minimum bid price of $1 per share. Based upon the closing bid price for the 30 consecutive business days preceding the notice, the Company no longer meets this requirement. However, the Rules also provide the Company a period of 180 calendar days in which to regain compliance. On March 4, 2016, the Company effected a reverse stock split at a ratio of 1-for-10, which, among other things, is expected to result in an increase in the bid price adequate to allow the Company to regain compliance with the minimum bid price requirement. There can be no assurance that the reverse split will remedy the minimum bid price requirement.

We are a clinical-stage company with a going concern qualification to our financial statements and a history of losses, and we can provide no assurance as to our future operating results.

We are a clinical-stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of December 31, 2015, we had working capital of approximately $(1,522,000) and stockholders’ equity of approximately $1,650,000. For the period from Cellectar, Inc.’s inception in November 2002 until the business combination with Novelos Therapeutics, Inc. on April 8, 2011, and thereafter through December 31, 2015, the Company incurred aggregated net losses of approximately $64,607,000. The net loss for the twelve months ended December 31, 2015 was approximately $5,495,000. We may never achieve profitability.

We have a history of recurring losses and an accumulated deficit, which, among other factors, raise substantial doubt about our ability to continue as a going concern, which in turn may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2015 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2015 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

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

At present, our success is dependent on one or more of the following to occur: The successful development of CLR 131 for the treatment of multiple myeloma or another cancer type, the development of new phospholipid drug conjugates, specifically new products developed from our CTX program and the advancement of our therapeutic or diagnostic imaging agents through research and development and/or commercialization partnerships, none of which can be assured.

We are focused on the development of radiotherapeutic and chemotherapeutic compounds for the treatment of cancer. We possess cancer diagnostic imaging agents also based on our PDC Platform. Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of payloads by minimizing delivery to healthy cells while enhancing delivery to a broad range of cancers.

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

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully advance the development of our cancer-targeting technologies for some other reason, our business, prospects, financial condition, and results of operations may be adversely affected.

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

In addition, the results of pre-clinical studies and early clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

At the present time, we have limited research, development or manufacturing capabilities within our facilities. Our manufacturing facility in Madison, Wisconsin has capacity to supply drug product for Phase 2 studies of CLR 131. The company would need to expand internal capacity for a Phase 3 study, or engage a third party GMP manufacturing vendor. GMP manufacturing of CLR 124 is currently conducted by our collaborator, the University of Wisconsin in Madison, using drug substance produced in our Madison manufacturing facility. CLR 1502 is synthesized at our facility in Madison, WI facility. We rely and expect to continue to rely, to some extent, on contracting with third parties to use their facilities to conduct research, development and manufacturing. The limited facilities we have to conduct research, development and manufacturing may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

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

We expect to rely heavily on orphan drug exclusivity for our product candidates. Orphan drug status confers seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for CLR 124 as a diagnostic for the management of glioma and for CLR 131 as a therapeutic for the treatment of multiple myeloma. While we have been granted these orphan designations, we will not be able to rely on them to exclude other companies from manufacturing or selling products using the same principal molecular structural features for the same indication beyond these timeframes. For any product candidate for which we have been or will be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product, or during such seven-year period for other indications.

We are exposed to product, clinical and pre-clinical liability risks that could create a substantial financial burden should we be sued.

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

Physicians, patients, payers, or the medical community in general, may be unwilling to accept, use or recommend any of our products. If we are unable to obtain regulatory approval or commercialize and market our proposed products as planned, we may not achieve any market acceptance or generate revenue.

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

Risks Related to Our Common Stock

Six of our stockholders beneficially own approximately 51 % of our outstanding common stock, which limits the influence of other stockholders.

As of March 7, 2016, approximately 51 % of our outstanding common stock is beneficially owned by six stockholders. The interests of these stockholders may differ from those of other stockholders. These stockholders will likely continue to have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

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

Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which an investor might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock or warrants, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so.

Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	provide for the division of our board into three classes as nearly equal in size as possible with staggered three-year terms and further limit the removal of directors and the filling of vacancies;

•	authorize our board of directors to issue without stockholder approval blank-check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•	require the approval of the holders of 75% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation and bylaws.

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

We lease office, laboratory and manufacturing space in Madison, Wisconsin. The space consists of approximately 19,500 square feet and is rented for approximately $13,400 per month under an agreement that expires on September 14, 2016. The lease may be renewed for two-year periods through 2024 with an increase of 3% in annual rent. We believe that our present facilities are adequate to meet our current needs.  If new or additional production space is required, we believe that adequate facilities are available at competitive prices, but may require significant investment in leasehold improvements.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Prior to February 12, 2014, our stock was quoted under the ticker symbol NVLT; on that date, our ticker symbol was changed to CLRB in connection with the change in our corporate name. Our common stock was quoted under the CLRB ticker symbol on the OTCQX platform until August 15, 2014, since which time it has been listed on the NASDAQ Capital Market.

The following table provides, for the periods indicated, the high and low intraday sale prices for our common stock as reported by Nasdaq. Historical stock prices have been adjusted to give effect to a 1-for-10 reverse split of the Company’s common stock effective at the close of business on March 4, 2016.

Fiscal Year 2015	High	Low
First Quarter	$32.90	$21.50
Second Quarter	34.90	25.00
Third Quarter	38.90	18.00
Fourth Quarter	22.30	6.20

Fiscal Year 2014	High	Low
First Quarter	$90.00	$70.00
Second Quarter	92.00	60.00
Third Quarter	72.00	20.90
Fourth Quarter	37.00	17.60

On March 7, 2016 there were 359 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

Equity compensation plans

During 2015, we issued 37,500 options to our Chief Executive Officer that were not issued pursuant to our 2015 Stock Incentive Plan.  These options vest annually over four years and expire ten years after the date of grant. For all option issuances, the option price per share is not less than the fair market value of our common stock on the date of grant.

The following table provides information as of December 31, 2015 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	33,416	$139.80	106,577

Equity compensation plans not approved by stockholders	37,500	$26.40	—

Total	70,916	$79.80	106,577

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Cellectar Biosciences, Inc. (the Company) is a biopharmaceutical company developing phospholipid ether-drug conjugates (PDCs) for the treatment and diagnostic imaging of cancer. The Company’s development program is based on its proprietary PDC delivery platform and its resources are focused on its radiotherapeutic and chemotherapeutic product candidates. The Company also possesses diagnostic and optical imaging assets.

Our shares are listed on the NASDAQ® Capital Market under the symbol CLRB; prior to August 15, 2014, our shares were quoted on the OTCQX® marketplace, and prior to February 12, 2014 were quoted under the symbol NVLT.

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of payloads by minimizing delivery to healthy cells while enhancing delivery to a broad range of cancers. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead PDC radiotherapeutic product candidate and is currently being evaluated in a Phase 1 study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is an incurable cancer of plasma cells. This cancer type was selected for both clinical and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting and the receipt of an orphan drug designation. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced performance results from the first patient cohort in January 2016, and we initiated the second cohort in the first half of 2016. The primary goals of the Phase 1 study are to assess the compound’s safety, identify a Phase 2 dose, and possibly obtain an early evaluation of low dose activity.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX and CLR 1603-PTX; both are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells increasing the therapeutic index of paclitaxel as a monotherapy. Both of our paclitaxel PDC’s are being evaluated in vitro and in vivo to demonstrate formulation stability and PDC cancer targeting selectivity.

•	CLR 125 is a broad-spectrum, cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope Iodine-125 (which has a 60-day half-life), which may provide an excellent tumor kinetics match with Cellectar’s proprietary delivery vehicle. Pre-clinical research will include: chemistry, manufacturing and controls of CLR 125; biodistribution and toxicity studies of CLR 125 in pre-clinical models; and efficacy and dose-response studies.

•	CLR 124 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. We are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, broad-spectrum, cancer-targeting NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. As a result, Cellectar is identifying the optimal clinical development pathway. Based on our assessment, the Company believes that product will be similarly treated post marketing approval regardless of regulatory pathway.

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

Twelve Months Ended December 31, 2015 and 2014

Research and Development.  Research and development expense for the year ended December 31, 2015 was approximately $5,159,000 (composed of approximately $1,109,000 in clinical project costs, $26,000 of preclinical project costs, $540,000 of manufacturing and related costs and $3,484,000 in general unallocated research and development costs) compared to approximately $5,964,000 (composed of approximately $1,162,000 in clinical project costs, $291,000 of preclinical project costs, $735,000 of manufacturing and related costs and $3,776,000 in general unallocated research and development costs) for 2014. The overall decrease in research and development of approximately $806,000, or 14% was primarily related to reductions in lab supplies expense and contract research related to the closure of the glioma trial of approximately $612,000; reduced IND-enabling expenditures of approximately $94,000 in 2015 as compared to 2014; and a reduction in costs related to the SBIR reimbursement of approximately $71,000.

General and Administrative.  General and administrative expense for the year ended December 31, 2015 was approximately $3,395,000 compared to approximately $3,705,000 in 2014.  The $309,000, or 8%, decrease in general and administrative costs was primarily related to reductions in salaries and stock-based compensation as a result of the restructuring in the third quarter of approximately $425,000, partially offset by employee relocation expenses of approximately $100,000.

Restructuring Costs. The Company recorded approximately $204,000 for restructuring costs in 2015, as compared to $222,000 in 2014. These expenses related primarily to the elimination of certain personnel positions.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $3,668,000 in 2015 and $2,285,000 in 2014. These amounts represent the change in fair value (resulting primarily from changes in the Company’s stock price as well as a reduction in term), during the respective period, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement provision or a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Loss on Issuance of Derivative Warrants. A charge of approximately $404,000 was recorded in the year ended December 31, 2015, which represents the amount by which the initial fair value of warrants issued in connection with the October 2015 Public Offering (see Note 8 to the financial statements) exceeded the net proceeds received from the offering. These warrants are classified as derivative liabilities because they include “down-round” anti-dilution protection. We had no such expense in the year ended December 31, 2014.

Interest expense, net.  Interest expense, net, for the year ended December 31, 2015 was approximately $1,000, as compared to approximately $446,000 for the year ended December 31, 2014. The decrease in 2015 was due to the approximately $254,000 of non-cash interest expense related to the accretion of the discount on convertible debentures in 2014, approximately $172,000 of interest expense related to the convertible debentures issued in February 2014, and approximately $3,000 related to the August 2014 bridge notes. In 2015 the Company had approximately $4,000 of interest related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce, as compared to $17,000 in 2014. In 2015, this interest expense was largely offset by interest income from the Company’s cash equivalents.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. As of December 31, 2015, we had approximately $3,858,000 in cash and cash equivalents. On October 1, 2015, the Company completed a registered direct offering of 101,727 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 48,273 shares of our common stock at an offering price of $22.00 per share (collectively, the “2015 Registered Offering”).

In a concurrent private placement (the “2015 Private Placement” and, together with the 2015 Registered Offering, the “2015 Offerings”), the Company issued a Series A warrant (the “Series A Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase one share of our common stock for each share of common stock purchased or pre-funded in the 2015 Registered Offering. The Series A Warrants cover, in the aggregate, 150,000 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $28.30 per share and expire five years from the date they become exercisable. The 2015 Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000 after deducting transaction costs. Additionally, the placement agent received a warrant to purchase up to 3,750 shares of our common stock at $28.30 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity. To date, including funds raised by Cellectar, Inc., we have raised capital aggregating approximately $146 million.

Under the terms of the Pre-Funded Warrants, if the Company issues shares of common stock or common stock equivalents at a purchase price (a “Dilutive Price”) less than the then-effective warrant share purchase price for the Pre-Funded Warrants, which is initially $22.00 per share, the number of shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants will be increased to equal (i) the product of the then-effective warrant share purchase price multiplied by the number of shares of Common Stock for which the Pre-Funded Warrants may be exercised, divided by (ii) the Dilutive Price. Following any such adjustment, the warrant share purchase price shall be adjusted to equal the Dilutive Price. Similarly, until the Company completes an equity financing with gross proceeds of at least $10.0 million, if the Company issues shares of common stock or common stock equivalents for a purchase price less than the then-effective exercise price for the Series A Warrants, the exercise price of the Series A Warrants will be lowered to equal that lower price.

In connection with the entry into the purchase agreement, the Company and the purchasers entered into a registration rights agreement (the “Registration Rights Agreement”), which required the Company to file a registration statement on Form S-3 to provide for the resale of the shares of Common Stock issuable upon the exercise of the Series A Warrants. The Company will also be required to file one or more registration statements from time to time to register the issuance or resale of any additional shares of Common Stock that may become issuable as a result of the Offerings. The Company will be obligated to use its commercially reasonable efforts to keep any registration statement effective until the earlier of (i) the date on which the shares of Common Stock subject to the registration statement may be sold without registration pursuant to Rule 144 under the Securities Act, or (ii) the date on which all of the shares of Common Stock subject to the registration statement have been sold under the registration statement or pursuant to Rule 144 under the Securities Act or any other rule of similar effect.

Due to the issuance of common stock at $22.00 per share as part of this Registered Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering (see Notes 3 and 8) were adjusted to reflect the revised exercise price of $22.00 each.

On February 6, 2014, we completed a private placement of convertible debentures and warrants for gross proceeds of $4,000,000 (February 2014 Private Placement). On August 20, 2014, we completed an underwritten public offering of common stock and warrants to purchase common shares for gross proceeds of approximately $13,500,000 (August 2014 Underwritten Offering); additionally, all holders of the debentures and warrants issued in the February 2014 private placement elected to participate in the August 2014 Underwritten Offering, resulting in the extinguishment of the February 2014 debentures and warrants in exchange for 110,969 shares of our common stock and warrants to purchase 110,969 shares of common stock at $46.80 per share.

During the year ended December 31, 2015, approximately $8,213,000 in cash was used in operations. During this period we reported a net loss of approximately 5,495,000. However, this loss included the following non-cash items: approximately $447,000 in stock-based compensation, approximately $404,000 for loss on issuance of derivative warrants, approximately $363,000 in depreciation and amortization expense and approximately $1,000 for loss on disposal of equipment; offset by a gain of approximately $3,668,000 related to warrants that are classified as derivative instruments. After adjustment for these non-cash items, changes in working capital used cash of $266,000, which was the result of $258,000 from the timing of payments of accounts payable and accrued expenses and a reduction in prepaid expenses of approximately $9,000.

During the year ended December 31, 2015, we purchased approximately $58,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $65,000,000 at December 31, 2015. During the year ended December 31, 2015, we generated a net loss of approximately $5,495,000 and we expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2015, our consolidated cash balance was approximately $3,858,000. We believe this cash balance is adequate to fund budgeted operations into second quarter 2016. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Goodwill. As of December 31, 2015 and 2014 there was approximately $1,675,000 of goodwill recorded on the balance sheet. We are required to evaluate goodwill for impairment annually, or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or circumstances change such as a decline in the Company’s stock price, or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Long-Lived Assets. With the exception of goodwill, our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date.

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

The fair value of the outstanding derivative warrants is estimated as of a reporting date. Where an active market for the warrant exists, fair value is based on the market value. Where no active market exists, the Company principally uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, contractual term of the warrants, projected future financings and dividend rates in estimating fair value for the warrants considered to be derivative instruments. We estimate volatility based on an average of our historical volatility and volatility estimates of publicly held drug development companies with similar market capitalizations. If our estimates of the fair value of these derivative warrants are too high or too low, our expenses may be over- or understated.

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or pay to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cellectar Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellectar Biosciences, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception and, as of December 31, 2015 has an accumulated deficit of $64,606,700. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Appleton, Wisconsin

March 11, 2016

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,857,791	$9,422,627
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	267,783	220,611
Total current assets	4,180,574	9,698,238
FIXED ASSETS, NET	1,728,471	2,033,944
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$7,596,379	$13,419,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$243,590	$119,923
Accounts payable and accrued liabilities	675,924	933,988
Derivative liability	4,781,082	5,176,915
Capital lease obligations, current portion	2,449	2,180
Total current liabilities	5,703,045	6,233,006
LONG-TERM LIABILITIES:
Notes payable, less current maturities	86,632	330,077
Deferred rent	148,924	147,774
Capital lease obligations, less current portion	7,975	11,126
Total long-term liabilities	243,531	488,977
Total liabilities	5,946,576	6,721,983
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 858,140 and 756,276 shares issued and outstanding at December 31, 2015 and 2014, respectively	9	8
Additional paid-in capital	66,256,494	65,809,195
Accumulated deficit	(64,606,700)	(59,111,670)
Total stockholders’ equity	1,649,803	6,697,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,596,379	$13,419,516

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

COSTS AND EXPENSES:
Research and development	$5,158,874	$5,964,453
General and administrative	3,395,360	3,704,676
Restructuring costs	203,631	221,816
Total costs and expenses	8,757,865	9,890,945

LOSS FROM OPERATIONS	(8,757,865)	(9,890,945)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	3,667,826	2,285,157
Loss on issuance of derivative warrants	(404,150)	—
Interest expense, net	(841)	(446,314)
Total other income, net	3,262,835	1,838,843
NET LOSS	$(5,495,030)	$(8,052,102)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(7.03)	$(17.53)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	781,975	459,266

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Amount
BALANCE AT DECEMBER 31, 2013	286,974	$3	$52,759,115	$(51,059,568)	$1,699,550
Issuance of common stock and warrants, net of issuance costs	358,333	4	11,877,139	—	11,877,143
Fair value of warrants issued in connection with sale of common stock and recorded as a derivative liability	—	—	(4,102,709)	—	(4,102,709)
Issuance of common stock and warrants to extinguish convertible debentures and accrued interest	110,969	1	4,172,434	—	4,172,435
Stock-based compensation	—	—	850,350	—	850,350
Relative fair value of warrants issued with debentures	—	—	254,024	—	254,024
Cash paid in lieu of fractional shares in reverse stock split	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	(8,052,102)	(8,052,102)
BALANCE AT DECEMBER 31, 2014	756,276	8	65,809,195	(59,111,670)	6,697,533

Issuance of common stock and warrants, net of issuance costs	101,727	1	2,867,999	—	2,868,000
Fair value of warrants issued in connection with sale of common stock and recorded as a derivative liability, net of loss on issuance			(2,868,000)		(2,868,000)
Stock-based compensation	—	—	447,300	—	447,300
Cashless option exercise	137	—	—	—	—
Net loss	—	—	—	(5,495,030)	(5,495,030)
BALANCE AT DECEMBER 31, 2015	858,140	$9	$66,256,494	$(64,606,700)	$1,649,803

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,495,030)	$(8,052,102)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	362,502	367,197
Stock-based compensation	447,300	850,350
Non-cash interest expense related to convertible debt	—	426,458
Loss on disposal of fixed assets	1,441	2,269
Gain on revaluation of derivative warrants	(3,667,826)	(2,285,157)
Loss on issuance of derivative warrants	404,150	—
Changes in:
Prepaid expenses and other current assets	(8,603)	74,076
Accounts payable and accrued liabilities	(258,064)	(228,110)
Deferred rent	1,150	4,540
Cash used in operating activities	(8,212,980)	(8,840,479)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(58,470)	(29,569)
Cash used in investing activities	(58,470)	(29,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	4,000,000
Proceeds from issuance of notes payable	—	617,500
Payment of notes payable	—	(617,500)
Payments on capital lease obligations	(2,882)	(1,694)
Reverse stock split fractional shares	—	(1,158)
Proceeds from issuance of common stock and warrants	3,300,000	12,395,965
Cash paid for issuance costs	(432,157)	(518,822)
Payments on long-term obligations	(119,778)	—
Deferred financing costs	(38,569)	—
Cash provided by financing activities	2,706,614	15,874,291
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,564,836)	7,004,243
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,422,627	2,418,384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,857,791	$9,422,627
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Exchange of debentures and accrued interest for common stock	$—	$4,172,435
Fair value of warrants issued	$3,272,000	$4,102,709
Relative fair value of warrants issued with debentures	$—	$254,024
Asset acquired by the issuance of a capital lease	$—	$13,306
Cash paid for interest expense	$45,542	$3,156

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $65,000,000 at December 31, 2015. During the year ended December 31, 2015, the Company generated a net loss of approximately $5,495,000 and the Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance at December 31, 2015 is adequate to fund operations at budgeted levels into second quarter 2016. The Company’s ability to execute its operating plan beyond second quarter 2016 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.  The consolidated financial statements as of and for the twelve months ended December 31, 2015 are presented on a consolidated basis.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates including those related to unbilled vendor amounts, share-based compensation and derivative liability valuation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents — All short-term investments purchased with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash — The Company accounts for cash and claims to cash that are committed for other than current operations as restricted cash. Restricted cash at December 31, 2015 and 2014 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility (see Note 12).

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (5 to 10 years).  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, leasehold improvements are depreciated over 17 years (their estimated useful life), which represents the full term of the lease, including all extensions. With the exception of goodwill, our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. (see Note 5).

Goodwill — Intangible assets at December 31, 2015 and 2014 consist of goodwill. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount (see Note 4).

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which is generally three to four years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 505, Equity.  As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Research and Development — Research and development costs are expensed as incurred.

Income Taxes — Income taxes are accounted for using the liability method of accounting.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management has provided a full valuation allowance against the Company’s gross deferred tax asset.  Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority.  Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year.  There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2015 and 2014.

Comprehensive Loss — There were no components of comprehensive loss other than net loss in all of the periods presented.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable and long-term obligations.  The carrying amount of cash equivalents, and accounts payable approximate their fair value due to their short-term nature.  The carrying value of long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market rates of interest available in the market.

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 7,475,751 and 5,494,388 at December 31, 2015 and 2014, respectively. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2015 and 2014, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2015 and 2014 is on deposit in an interest-bearing transaction account with a well-established financial institution. At times, such amounts may exceed the FDIC insurance limits. As of December 31, 2015, uninsured cash balances totaled approximately $3,358,000.

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

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

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

The Company issued warrants to purchase an aggregate of 82,500 common shares in a February 2013 public offering (the “February 2013 Public Offering Warrants”). On February 20, 2014, 27,500 of the February 2013 Public Offering Warrants expired. The remaining 55,000 warrants are classified within the Level 3 hierarchy. The 494,302 August 2014 Warrants are listed on the NASDAQ Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they are classified within the Level 2 hierarchy.

As is discussed further in Note 8, on October 1, 2015, the Company issued Series A warrants to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $28.30 per share, and Series B pre-funded warrants to purchase an aggregate of 48,273 shares of our common stock at an offering price of $22.00 per share. These warrants are classified within the Level 3 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$209,000	$209,000
August 2014 Warrants	—	2,714,000	—	2,714,000
October 2015 Warrants	—	—	1,858,000	1,858,000
Total	$—	$2,714,000	$2,067,000	$4,781,000

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Legacy Warrants	$—	$999	$—	$999
February 2013 Public Offering Warrants	—	—	1,127,500	1,127,500
August 2014 Warrants	—	4,048,416	—	4,048,416
Total	$—	$4,049,415	$1,127,500	$5,176,915

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The following table summarizes the modified option-pricing assumptions used:

	Year Ended December 31,
	2015	2014
Volatility	87.3-90.0%	100.0-115.0%
Risk-free interest rate	0.82-1.10%	1.07-2.63%
Expected life (years)	2.14-2.89	3.14-3.89
Dividend	0%	0%

In order to estimate the value of the October 2015 Warrants considered to be derivative instruments, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are also classified within the Level 3 hierarchy.

The following table summarizes the modified option-pricing assumptions used:

Year Ended December 31,
2015
Volatility	97.57%
Risk-free interest rate	1.70%
Expected life (years)	4.75
Dividend	0%

The following table summarizes the modified option-pricing assumptions used at the issuance date:

	October 1, 2015
	Series A	Series B
Volatility	94.33%	97.57%
Risk-free interest rate	1.76%	1.76%
Expected life (years)	5.00	5.00
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Year Ended December 31,
	2015	2014

Beginning fair value of warrants	$1,127,500	$3,355,000
Fair value of warrants issued in connection with the October 2015 offering	3,272,000	—
Gain on derivatives resulting from change in fair value	(2,332,500)	(2,227,500)
Ending fair value of warrants	$2,067,000	$1,127,500

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 trading day period that ended on the balance sheet date.

4. GOODWILL

The Company has recorded goodwill of $1,675,462 as described in Note 2. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. There were no changes in goodwill during the years ended December 31, 2015 or 2014.

The Company is required to perform an annual impairment test related to goodwill which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. Due to the decline in our stock price during the fourth quarter, we experienced a significant decrease in the excess market capitalization over carrying value of the Company. As a result, we performed certain procedures to ensure that the quoted value of our stock was representative of the fair value. We reviewed the recent volume of trading, who was trading, price trends of industry peers, actual industry control premiums, and other factors. Through this analysis we concluded that the quoted value was reflective of the fair value of our stock and that the market capitalization was reliable for purposes of this test. Our analysis concluded that as of December 31, 2015, goodwill was not impaired.

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2015	2014

Office and laboratory equipment	$3,345,353	$3,317,386
Computer software	4,000	4,000
Leasehold improvements	2,324,672	2,324,672
Total fixed assets	5,674,025	5,646,058
Less– accumulated depreciation and amortization	(3,945,554)	(3,612,114)
Fixed assets, net	$1,728,471	$2,033,944

For the years ended December 31, 2015 and 2014, the Company incurred approximately $363,000 and $367,000 of depreciation and amortization expense, respectively.

The decline in our stock price during the fourth quarter and continuing losses resulted in a triggering event that required an impairment review of non-current assets. We performed a step 1 impairment assessment of our non-current assets by preparing a probability weighted cash flow forecast. Such an analysis is highly subjective given, the risk associated with the development, approval and marketing of our products, and the extended time required to bring our products to market. As a result, we utilized low probability weighted assumptions to reflect the risk and extended time period before which positive cash flows will be generated. This analysis indicated that the un-discounted cash flows exceeded the carrying amount and no impairment was evident.

6. AGREEMENTS

2003 License Agreement with the University of Michigan

In September 2003, Cellectar, Inc. entered into an exclusive license agreement (the “U. Mich. License”) with the Regents of the University of Michigan, (“U. Mich.”) for the development, manufacture and marketing of products under several composition-of-matter patents in North America that expire in December 2016.  The U. Mich. License expires upon the expiration of the last covered patent.  The Company is responsible for an annual license fee of $10,000 and is required to pay costs associated with the maintenance of the patents covered by the U. Mich. License.  Additionally, the Company is required to make milestone payments of $50,000 upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for a licensed product intended for use in a therapeutic or diagnostic application (such milestone fees may be deferred and paid within 12 months of the first commercial sale of such products) and make certain milestone payments within a year following the first commercial sale of any licensed products.  The sales milestones range from $100,000 to $200,000, dependent upon whether the drug is for use in a diagnostic or therapeutic application, provided that if sales in the first 12 months are less than the amount of the milestone, then we are required to pay 50% of all sales until the milestone is satisfied.  The milestone payments may total up to $400,000. The U. Mich. License provides that the Company pay a royalty equal to 3% of net sales of any licensed products sold by the Company or its sub licensees for such licensed products, provided however if the sublicense fee payable to the Company is between 4% and 5% of net sales, then the royalties payable to U. Mich. Shall be equal to 50% of the sublicense fee.  Furthermore, the U. Mich. License provides for a reduction in the royalties owed by up to 50% if the Company is required to pay royalties to any third parties related to the sale of the licensed products.  If the Company receives any revenue in consideration of rights to the licensed technology that is not based on net sales, excluding any funded research and development, the Company is required to pay U. Mich. 10% of amounts received.  U. Mich. may terminate the license agreement if the Company ceases operations, fails to make any required payment under the license agreement, or otherwise materially breaches the U. Mich. License agreement, subject to the applicable notice and cure periods.  To date, the Company has made all payments as they have become due, there have been no defaults under the U. Mich. License, nor has the Company been notified of a default by U. Mich. The Company may terminate the license agreement with six months’ notice to U. Mich. and the return of licensed product and related data.  The U. Mich. License contains milestones that required certain development activities to be completed by specified dates. All such development milestones have either been completed or have been removed by subsequent amendment to the agreement.  U. Mich. has provided no warranties as to validity or otherwise with respect to the licensed technology.

The Company incurred expenses of approximately $500 for the reimbursement of patent maintenance fees to U. Mich. during the years ended December 31, 2015 and 2014.  As of December 31, 2015 and 2014, all annual license fees have been paid in a timely manner.

2015 Material Transfer Arrangement with Pierre Fabre

On December 14, 2015 the Company entered into an arrangement (the “MTA”) with Institut de Recherche Pierre Fabre (“IRPF”). Under this arrangement, IRPF will provide a selection of its proprietary cytotoxics to the Company for use in an in vivo proof-of-concept study to evaluate the potential to create new drug conjugates (“NDCs”) in combination with the Company’s proprietary Phospholipid Drug Conjugate platform technology. The Company will own all intellectual property associated with the NDCs developed as part of the research collaboration. If the Company decides to further develop any of the NDCs for preclinical studies, the Company will enter into good faith discussions with IRPF to acquire an option to in-license the IRPF Materials. In the event that the Company proposes to enter into a business relationship with a third party for advancement of the NDCs, the Company will grant IRPF a right of first refusal to enter into the same business relationship, which will be exercisable by IRPF within 60 days. In the event that the Company does not choose to further develop the NDCs for preclinical studies and IRPF desires to do so within four years following expiration of this arrangement, the Company and IRPF will enter into good faith business discussions relating to IRPF’s use of the results of the study and certain of the Company’s proprietary technologies relating to the IRPF Materials. The Company has agreed to perform the study by December 14, 2017, and the Company’s obligation to grant a right of first refusal will continue for four years following the date on which the Company provides the results of the study to IRPF.

7.  LONG-TERM NOTES PAYABLE

On September 15, 2010, Cellectar, Inc. entered into certain loan agreements with the Wisconsin Department of Commerce (the “WDOC Notes”) to borrow a total of $450,000.  The WDOC Notes bear interest at 2% per annum beginning on the date of disbursement and allow for the deferral of interest and principal payments until April 30, 2015.  In the event of default of payment, interest on the delinquent payment is payable at a rate equal to 12% per annum.  Monthly payments of $20,665 for principal and interest commenced on May 1, 2015 and continue for 23 equal installments with the final installment of any remaining unpaid principal and interest due on April 1, 2017.

As of December 31, 2015, notes payable mature as follows:

Years ending December 31,
2016	$243,590
2017	86,632
$330,222

The Company recorded interest expense related to these notes of approximately $4,000 and $17,000 for the years ended December 31, 2015 and 2014, respectively.

On February 6, 2014, the Company sold $4,000,000 in aggregate principal of convertible debentures and warrants to purchase 400,000 shares of its common stock for an aggregate purchase price of $4,000,000. The debentures and warrants were extinguished through the holders’ participation in the public offering completed by the Company in August 2014 (see Note 8).

8. STOCKHOLDERS’ EQUITY

October 2015 Registered Direct Offering

On October 1, 2015, the Company completed a registered direct offering of 101,727 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 48,273 shares of our common stock at an offering price of $22.00 per share (collectively, the “2015 Registered Offering”).

In a concurrent private placement (the “2015 Private Placement” and, together with the 2015 Registered Offering, the “2015 Offerings”), the Company issued a Series A warrant (the “Series A Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase one share of our common stock for each share of common stock purchased or pre-funded in the Registered Offering. The Series A Warrants cover, in the aggregate, 150,000 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $28.30 per share and expire five years from the date they become exercisable. The Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000. A charge of approximately $404,000 was recorded in the year ended December 31, 2015 and represents the amount by which the initial fair value of warrants issued in connection with the October 2015 Public Offering exceeded the net proceeds received from the offering. The net proceeds of the offering were allocated first to the warrants based on their fair value with the residual to common stock. The actual net proceeds were less than the combined fair value of the warrants at the closing date. As a result the company recorded a loss on issuance of derivative warrants of $404,150. Additionally, the placement agent received a warrant to purchase up to 3,750 shares of our common stock at $28.30 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity.

Under the terms of the Pre-Funded Warrants, if the Company issues shares of common stock or common stock equivalents at a purchase price (a “Dilutive Price”) less than the then-effective warrant share purchase price for the Pre-Funded Warrants, which is initially $22.00 per share, the number of shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants will be increased to equal (i) the product of the then-effective warrant share purchase price multiplied by the number of shares of Common Stock for which the Pre-Funded Warrants may be exercised, divided by (ii) the Dilutive Price. Following any such adjustment, the warrant share purchase price shall be adjusted to equal the Dilutive Price. Similarly, until the Company completes an equity financing with gross proceeds of at least $10.0 million, if the Company issues shares of common stock or common stock equivalents for a purchase price less than the then-effective exercise price for the Series A Warrants, the exercise price of the Series A Warrants will be lowered to equal that lower price.

In connection with the entry into the purchase agreement, the Company and the purchasers entered into a registration rights agreement, which required the Company to file a registration statement on Form S-3 to provide for the resale of the shares of Common Stock issuable upon the exercise of the Series A Warrants. The Company will also be required to file one or more registration statements from time to time to register the issuance or resale of any additional shares of Common Stock that may become issuable as a result of the Offerings. The Company will be obligated to use its commercially reasonable efforts to keep any registration statement effective until the earlier of (i) the date on which the shares of Common Stock subject to the registration statement may be sold without registration pursuant to Rule 144 under the Securities Act, or (ii) the date on which all of the shares of Common Stock subject to the registration statement have been sold under the registration statement or pursuant to Rule 144 under the Securities Act or any other rule of similar effect.

2014 Reverse Stock Split and Recapitalization

At the annual meeting of stockholders held on May 22, 2014, the Company’s stockholders approved an amendment to our certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1:10 to 1:20 in order to satisfy requirements for the listing of the Company’s common stock on the NASDAQ Capital Market. In addition, the proposal approved by the stockholders provided that if the reverse split was effected, the number of shares of common stock that the Company is authorized to issue would be reduced from 150,000,000 to the greater of (A) 20,000,000 and (B) the number of shares equal to three (3) times the sum of the number of all shares of common stock outstanding and the number of shares of common stock issuable upon exercise or conversion of all outstanding options, warrants and convertible debt. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected and the corresponding reduction in authorized shares of common stock by filing an appropriate amendment to the Company’s certificate of incorporation. The board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on June 6, 2014, and effective at the close of business on June 13, 2014, the certificate of incorporation was amended to effect a 1-for-20 reverse split of the Company’s common stock (the “Listing Reverse Split”) and reduce the number of authorized shares of common stock to 20,000,000 from 150,000,000. All share and per share numbers included in these consolidated financial statements give effect to the Listing Reverse Split.

August 2014 Underwritten Offering

On August 20, 2014, the Company completed an underwritten public offering of 358,333 shares of its common stock and warrants to purchase 383,333 shares of its common stock at an exercise price of $46.80 per share, expiring on August 20, 2019. The offering price was $37.50 per common share and $.10 per warrant, which resulted in gross proceeds of $13,475,832 and net proceeds of $11,877,143 after deducting transaction costs. The underwriter received a weighted average discount of approximately 6.4 percent on the underwritten securities. The underwriting discount, along with other legal and accounting costs associated with the offering totaling $1,598,689, including those previously included as deferred issuance costs, was recorded as a reduction of the gross proceeds received. The underwriter also received warrants to purchase 9,699 shares of common stock at an exercise price of $46.88 as compensation pursuant to the underwriting agreement. The fair value of the underwriter warrants was approximately $275,000 at issuance and had no impact on stockholders’ equity. The Company used the Black-Scholes option pricing model to value the warrants issued to the underwriter and applied assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. Assumptions used are generally consistent with those disclosed for stock-based compensation (see Note 9).

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

Due to the issuance of common stock at $37.50 per share as part August 2014 Underwritten Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering, as well as the Legacy Warrants (see Note 3) were adjusted to reflect the revised exercise price of $37.50 each.

As a result of the August 2014 Underwritten Offering, the Company’s common stock and the warrants issued in the offering were listed on the NASDAQ Capital Market under the ticker symbols CLRB and CLRBW, respectively.

August 2014 Debenture Tender and Exchange

In conjunction with the August 2014 Underwritten Offering, all of the debenture holders elected to participate in the offering of common stock and warrants at the combined offering price of $37.60 per share. As a result, the $4,000,000 principal amount of debentures and accrued interest of $172,435 was extinguished in exchange for 110,969 shares of the Company’s common stock and warrants to purchase 110,969 shares of common stock at $46.80 per share.

Registration Rights

In connection with securities purchase agreements entered into on April 8, 2011 with certain accredited investors, the Company is subject to certain registration requirements. The Company filed a registration statement with the SEC on July 17, 2012 covering the resale of 20,000 shares of common stock pursuant to the registration requirements and this registration statement was declared effective on July 26, 2012. The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations. The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”).  If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price.  As of December 31, 2015, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2015.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price		Expiration Date

October 2015 Registered Offering (1)	150,000	$28.30		April 1,2021
October 2015 Private Placement (1)	48,273	$22.00		October 1, 2020
October 2015 Offering – Placement Agent	3,750	$28.30		October 1, 2020
August 2014 Public Offering (1)	504,001	$46.80		August 20, 2019
February 2013 Public Offering (1)	55,000	$22.00	(2)	February 20, 2018
February 2013 Public Offering – Placement Agents	3,850	$125.00		February 4, 2018
November 2012 Private Placement	5,000	$250.00		November 2, 2017
June 2012 Public Offering	14,907	$250.00		June 13, 2017
December 2011 Underwritten Offering	46,241	$120.00		December 6, 2016
April 2011 Private Placement	30,292	$150.00		March 31, 2016
Total	861,314

(1)	These warrants have a certain type of cash settlement feature or their exercise prices or the number of shares for which the warrant may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,699 warrants issued in August 2014.
(2)	Due to the issuance of common stock at $22.00 per share as part of the October 2015 Registered Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering were adjusted to reflect the revised exercise price of $22.00 each.

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options and warrants:

	December 31,
	2015	2014

Warrants	861,314	660,410
Stock options	70,916	71,947
Total number of shares reserved for future issuance	932,230	732,357

9.  STOCK-BASED COMPENSATION

2015 Stock Incentive Plan. The 2015 Stock Incentive Plan (the “2015 Plan”) was approved for a total of 70,000 shares of common stock and are authorized for issuance under the plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.  The 2015 Plan replaces our 2006 Stock Incentive Plan (the “2006 Plan”). Awards will no longer be granted under the 2006 Plan; however, all outstanding awards under the 2006 Plan will remain in effect according to the terms of the 2006 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2006 Plan and any shares underlying awards under the 2006 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will instead be added to the number of shares available for grant under the 2015 Plan. The 2015 Plan was approved by stockholders at our 2015 Annual Meeting of Stockholders. As of December 31, 2015, there are an aggregate of 106,577 shares available for future grants under the Plan.

2006 Stock Option Plan.  Prior to the approval of the 2015 Stock Incentive Plan, option grants to directors and employees were made under the 2006 Plan.  A total of 70,000 shares of common stock were authorized for issuance under the Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants.  A committee of the board of directors determined exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options were granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods were generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Year Ended December 31,
	2015	2014
Employee and director stock option grants:
Research and development	$130,901	$174,666
General and administrative	317,257	621,563
Restructuring costs	—	47,853
	448,158	844,082
Non-employee consultant stock option grants:
Research and development	(858)	6,268
General and administrative	—	—
	(858)	6,268
Total stock-based compensation	$447,300	$850,350

Assumptions Used In Determining Fair Value

Valuation and amortization method. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the required service period which is generally the vesting period. The estimated fair value of the non-employee options is amortized to expense over the period during which a non-employee is required to provide services for the award (usually the vesting period).

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively, during the periods ended December 31, 2015 and 2014.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Year Ended December 31,
	2015	2014
Volatility	106%-107%	107%-109%
Risk-free interest rate	1.70%-1.95%	1.76%-1.83%
Expected life (years)	6	6
Dividend	0%	0%
Weighted-average exercise price	$26.50	$36.90
Weighted-average grant-date fair value	$21.60	$30.10

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	63,466	$180.70
Granted	12,030	$36.90
Expired	(1,844)	$241.90
Forfeited	(1,706)	$145.80
Outstanding at December 31, 2014	71,946	$155.90
Granted	46,520	$26.50
Exercised	(833)	$27.40
Expired	(18,340)	$241.80
Forfeited	(28,377)	$82.20
Outstanding at December 31, 2015	70,916	79.80

Vested, December 31, 2015	23,683	$180.70	5.70	$—
Unvested, December 31, 2015	47,233	$29.20	9.35	$—
Exercisable at December 31, 2015	23,683	$180.70	5.70	$—

Exercise prices for all grants made during the twelve months ended December 31, 2015 and 2014 were equal to or greater than the market value of the Company’s common stock on the date of grant. The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There were 833 options exercised in 2015. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 was $21.60 and $30.10, respectively.  The total fair value of shares vested during the years ended December 31, 2015 and 2014 was $449,649 and $936,310, respectively.  The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2015 was $125.70 and $23.90, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2014 was $145.50 and $46.70, respectively.

The weighted average grant date fair value of options expired during the years ended December 31, 2015 and December 31, 2014 was $126.10 and $196.21, respectively. The weighted average grant date fair value of options forfeited during the years ended December 31, 2015 and December 31, 2014 was $47.09 and $58.70, respectively. The number of options vested during the years ended December 31, 2015 and December 31, 2014 was 9,466 and 10,912, respectively. The number of options unvested at January 1, 2015 and January 1, 2014 was 38,555 and 39,144, respectively. The weighted average grant date fair value of options unvested at January 1, 2015 and January 1, 2014 was $49.52 and $65.99, respectively.

As of December 31, 2015, there was $964,935 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $376,553, $292.060, $206,132 and $90,190 during 2016, 2017, 2018 and 2019 respectively. The Company expects options to purchase 46,404 shares to vest in the future~~.~~

10.  INCOME TAXES

	2015	2014

Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(3,105,641)	(3,868,524)
State	42,562	810,914
Total deferred	(3,063,079)	(3,057,610)

Change in valuation allowance	3,063,079	3,057,610
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2015	2014

Deferred tax assets
Federal net operating loss	$32,565,906	$29,246,965
Federal research and development tax credit carryforwards	2,858,628	2,689,775
State net operating loss	1,812,722	1,813,954
State research and development tax credit carryforwards	806,568	753,818
Capitalized research and development expenses	9,883,932	10,609,942
Stock-based compensation expense	1,993,664	1,758,909
Charitable contributions carryforwards	340	—
Intangible assets	253,971	313,412
Charitable contribution carryforwards	—	—
Accrued liabilities	35,332	35,392
Total deferred tax assets	50,211,063	47,222,167

Deferred tax liabilities
Depreciable assets	(171,602)	(245,785)
Total deferred tax liabilities	(171,602)	(245,785)

Net deferred tax assets	50,039,461	46,976,382
Less– valuation allowance	(50,039,461)	(46,976,382)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2015	2014
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes	(0.50)%	(6.65)%
Permanent items	23.18%	9.62%
Change in valuation allowance	(55.76)%	(37.98)%
Other	(0.92)%	1.01%
Total	—%	—%

As of December 31, 2015, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $95,782,000 and $34,530,000 respectively, which expire in 2018 through 2034 and in 2015 through 2034, respectively.  In addition, the Company has federal and state research and development and investment tax credits of approximately $2,859,000 and $1,222,000, respectively which expire in 2018 through 2033 and in 2018 through 2028, respectively.  The amount of NOLs and tax credit carryforwards which may be utilized annually in future periods will be limited pursuant to Section 382 of the Internal Revenue Code as a result of substantial changes in the Company’s ownership that have occurred or that may occur in the future.  The Company has not quantified the amount of such limitations.

Because of the Company’s limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the gross deferred tax asset.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2015 or 2014, and does not anticipate having unrecognized tax benefits over the next twelve months.  The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2009. Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2009 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

11.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the years ended December 31, 2015 and 2014, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2015	2014
Warrants	861,314	660,410
Stock options	70,916	71,947

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

As of December 31, 2015, future minimum lease payments under this non-cancelable lease are approximately as follows:

Years ending December 31,
2016	$88,000
Thereafter	—
$88,000

Rent expense was approximately $142,000 and $180,000 for the years ended December 31, 2015 and 2014, respectively.

13. CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

On August 14, 2015 we received a notice from NASDAQ of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. We have requested, and the NASDAQ has granted, a hearing to be conducted in March 2016, at which the Company will request an extension of time to effect transactions to allow us to regain compliance and to report the same. There can be no assurance that NASDAQ will grant the extension we are seeking as a result of the hearing, or that we will be able to effect such transactions on a timely basis or at all. The delisting of our common stock from NASDAQ may make it more difficult for us to raise capital on favorable terms in the future.

On January 21, 2016 we received a notice from NASDAQ of non-compliance with its listing rules regarding the requirement that the listed securities maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance (see Note 17).

14. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that allows eligible employees who meet minimum age requirements to contribute a portion of their annual compensation on a pre-tax basis.  The Company has not made any matching contributions under this plan.

15. RELATED PARTY TRANSACTIONS

The Company’s Chief Scientific Officer and principal founder of Cellectar, Inc. and a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”). During 2015 the Company incurred approximately $178,000 in expenses from UW for costs associated with clinical trial agreements. During 2014 the Company incurred approximately $290,000 in expenses from UW which was also related to the costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $40,000 and $353,000 as of December 31, 2015 and 2014, respectively.

16. RESTRUCTURING COSTS AND OTHER CORPORATE CHANGES

On June 15, 2015, the Company appointed a new President and Chief Executive Officer, who was also named to the Company’s Board as a Class II director. The former President, Chief Executive Officer and Class II director retired from each of those positions. In addition, during third quarter 2015 the Company eliminated certain personnel positions, which resulted in restructuring charges of approximately $204,000 being recorded in the twelve months ended December 31, 2015.

Restructuring costs in 2014 related primarily to the restructuring of the Company’s management and was composed of approximately $208,000 for severance and stock-based compensation.

17. SUBSEQUENT EVENT

At a special meeting held on February 8, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1:5 to 1:10 in order to ensure that adequate authorized but unissued shares would be available for anticipated future financings, and to satisfy requirements for the continued listing of the Company’s common stock on the NASDAQ Capital Market. In addition, the proposal approved by the stockholders provided that if the reverse split was effected, the number of shares of common stock that the Company is authorized to issue would remain unchanged at 40,000,000. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to the Company’s certificate of incorporation. The board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on February 24, 2016, and effective at the close of business on March 4, 2016, the Company’s certificate of incorporation was amended to effect a 1-for-10 reverse split of the Company’s common stock (the “2016 Reverse Split”). All share and per share numbers included in these consolidated financial statements give effect to the 2016 Reverse Split.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2015, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the material weakness described below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation and the identification of the material weakness in internal control over financial reporting below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

On March 24, 2015 our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. At that time, our principal executive officer and principal financial officer had concluded that our internal control over financial reporting was effective as of December 31, 2014. Subsequent to performing that evaluation, our management, including our principal executive officer and principal financial officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, due to a material weakness in our internal control over financial reporting, described below, related to our accounting for complex, non-recurring accounting issues. This material weakness has not been fully remediated as of December 31, 2015. Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has experienced a decline in stock price and is actively seeking capital, which has added complexity to its financial reporting. The market pressures have added to the accounting complexity with issues such as goodwill, fixed asset impairment, and other related issues. As the complexity has increased, the accounting staff has not added resources in a sufficient manner to ensure thorough research of US GAAP; the accounting staff has multiple operational functions which limit their capacity to deal with these complexities in a timely manner.

Due to the added accounting complexities, limited resources, and the challenge of performing multiple functions for a development stage business with limited capital resources; Cellectar management determined that the internal control over financial reporting for complex transactions may not always operate at the appropriate level of precision required to prevent or detect material misstatements of the Company’s financial statements on a timely basis.. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control of financial reporting other than as reported above.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have identified the changes described above as changes in the internal control over the financial reporting process that occurred during the Company’s fiscal year of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions “Proposal No. 1 — Election of Directors,” “Executive Officers and Directors” and “Corporate Governance.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

This section provides information, in tabular and narrative formats specified in applicable SEC rules, regarding the amounts of compensation paid to each of our named executive officers and related information. As a smaller reporting company, the Company has presented such information in accordance with the scaled disclosure requirements permitted under applicable SEC regulations.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our each of our named executive officers during the two year period ended December 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
James Caruso (3)	2015	$204,545	$—	$808,800	$100,659	$1,114,004
Chief Executive Officer

J. Patrick Genn	2015	$203,674	$—	$22,045	$1,101	$226,820
Vice President of Business Development	2014	$203,674	$—	$—	$1,101	$204,775

Chad J. Kolean (4)	2015	$217,500	$—	$—	$22,152	$239,652
Chief Financial Officer	2014	$127,860	$—	$122,480	$657	$250,997

Simon Pedder, Ph.D. (5)	2015	$160,416	$—	$—	$564	$160,980
Former Chief Executive Officer	2014	$262,500	$—	$—	$90,847	$353,347

Kathryn M. McNeil (6)	2015	$135,714	$—	$—	$77,759	$213,473
Former Vice President of Investor Relations	2014	$225,000	$—	$—	$21,129	$246,129

All Other Compensation Detail (2)

Name and Principal Position	Year	Severance- Related Payments ($)	Consulting Fees ($)	Relocation ($)	Life and Disability Premiums ($)	Total All Other Compensation ($)
James Caruso (3)	2015	$—	$—	$100,000	$659	$100,659
Chief Executive Officer

J. Patrick Genn	2015	$—	$—	$—	$1,101	$1,101
Vice President of Business Development	2014	$—	$—	$—	$1,101	$1,101

Chad J. Kolean (4)	2015	$—	$—	$21,027	$1,125	$22,152
Chief Financial Officer	2014	$—	$—	$—	$657	$657

Simon Pedder, Ph.D. (5)	2015	$—	$—	$—	$564	$564
Former Chief Executive Officer	2014	$—	$90,000	$—	$847	$90,847

Kathryn M. McNeil (6)	2015	$76,630	$—	$—	$1,129	$77,759
Former Vice President of Investor Relations	2014	$—	$—	$20,000	$1,129	$21,129

(1)	The reported amounts represent the aggregate grant date fair value computed in accordance with ASC 718. All assumptions made regarding the valuation of equity awards can be referenced in Note 9 to the financial statements included in our Annual Report on Form 10-K/A filed with the SEC on May 20, 2015.
(2)	Other compensation includes our group term life and disability insurance programs, relocation assistance, severance paid upon termination and pre-employment consulting fees. Consulting fees reflect amounts paid to Dr. Pedder for the fiscal year ended December 31, 2014 for consulting services prior to his appointment as President and Chief Executive Officer effective April 1, 2014.
(3)	Mr. Caruso was appointed as President and Chief Executive Officer effective June 15, 2015.
(4)	Mr. Kolean was appointed as Vice President, Chief Financial Officer and Treasurer effective May 28, 2014.
(5)	Dr. Pedder retired effective June 15, 2015.
(6)	Ms. McNeil resigned effective July 28, 2015.

Employment Agreement

James Caruso. We have entered into an employment agreement (the “Employment Agreement”) with Mr. Caruso, effective as of June 15, 2015, pursuant to which Mr. Caruso serves as President and Chief Executive Officer of the Company. Under the Employment Agreement, the Company is paying Mr. Caruso a base salary at the rate of $375,000 per year beginning on June 15, 2015. The Employment Agreement also provided for reimbursement of certain expenses in connection with Mr. Caruso’s temporary accommodation in and relocation to the Madison, Wisconsin area. Mr. Caruso is eligible for an annual bonus, based on performance, of up to 50% of his base salary at the discretion of the Compensation Committee of the Board of Directors. The agreement also provides for a continuation of Mr. Caruso’s salary and benefits for six months following a termination without cause, or a constructive dismissal following a change in control. In the event of a termination without cause, contingent upon the execution of a release agreement in favor of the Company, the Company will also provide for a one-year acceleration of unvested options, and such vested options will remain exercisable for a period of one year following the termination date. In the event of a change in control event, as defined, all unvested options will become exercisable for a period of one year following the change in control event.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2015 with respect to the named executive officers.

	Individual Grants
Name	Year of Grant		Number of securities underlying unexercised options (# exercisable)	Number of securities underlying unexercised options (# unexercisable)	Exercise or base price ($/share)	Expiration date

James Caruso	6/15/2015	(1)	—	37,500	$26.40	6/15/2025

Chad J. Kolean	5/28/2014	(2)	1,000	1,000	$74.00	5/28/2024

J. Patrick Genn	2/26/2015	(2)	250	750	$26.90	2/26/2025
	12/13/2013	(2)	417	108	74.00	12/13/2023
	12/14/2012		750	—	150.00	12/14/2022
	12/16/2011		375	—	90.00	12/16/2021
	5/18/2011		750	—	280.00	5/18/2021

(1)	These shares vest annually in increments of one-fourth over four years from the date of grant. The exercise price equals the closing price on the date of grant.
(2)	These shares vest quarterly in increments of one-twelfth over three years from the date of grant. The exercise price equals the closing price on the date of grant.

Options granted pursuant to the 2015 and 2006 Stock Incentive Plans will become fully vested upon a termination event within one year following a change in control, as defined.  A termination event is defined as either termination of employment other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.

Director Compensation

The following table sets forth certain information about the compensation of our non-executive directors who served during the year ended December 31, 2015.

Name and Principal Position	Year	Director Fees ($) (2)	Option Awards ($)	All other compensation ($)	Total ($)

Paul L. Berns, Chairman of the Board (1)	2015	$47,250	$21,807	$—	$69,057
Stephen A. Hill, Director (1)	2015	51,250	22,909	—	74,159
Stefan Loren, Director (1)	2015	20,000	21,568	—	41,568
John Neis, Director (1)	2015	48,750	21,807	—	70,557
Jamey Weichert, Director (3)	2015	—	—	—	—

(1)	As of December 31, 2015, outstanding options to purchase common stock held by directors were as follows: Mr. Berns 1,500, Dr. Hill 2,936; Mr. Loren 1,000, and Mr. Neis 2,250.

(2)	Director fees include all fees earned for director services including quarterly fees, meeting fees and committee chairman fees.

(3)	Dr. Weichert is our founder and Chief Scientific Officer. He was compensated in 2015 as an employee, but he did not receive any compensation as a director.

During 2015, we paid our non-employee directors a cash fee of $5,000 per quarter.  The non-employee directors also received a fee of $1,500 for any board or committee meeting attended and $750 for each telephonic board or committee meeting in which the director participated.  We also paid our chairman an additional annual fee in the amount of $15,000, our non-employee director who serves as the chair of the Audit Committee an additional annual fee of $10,000 and our non-employee directors who served as the chairman of the Compensation Committee and the Nominating and Corporate Governance Committee an additional annual fee of $5,000.  We reimbursed directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings and undertaking certain matters on our behalf.  Directors who are our employees do not receive separate fees for their services as directors.

For 2016, we will pay our non-employee directors an annual cash fee of $35,000. We will also pay our chairman an additional annual fee of $20,000, our non-employee director who serves as the chair of the Audit Committee an additional annual fee of $15,000, our non-employee directors who serve on the Audit Committee an additional annual fee of $5,000, and our non-employee director who serves as the chairman of the Compensation Committee and the Nominating and Corporate Governance Committee an additional annual fee of $7,500.

Certain Relationships and Related-Person Transactions

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.  When such transactions arise, they are referred to the Audit Committee for consideration or referred to the Board of Directors for its consideration.

One of our directors, John Neis, is a managing director of Venture Investors LLC, which beneficially owns approximately 7.4% of our outstanding common stock.

Jamey Weichert, our Chief Scientific Officer and principal founder of Cellectar, Inc., and a director and stockholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”). During 2015 the Company incurred approximately $178,000 in expenses from UW for costs associated with clinical trial agreements. During 2014 the Company incurred approximately $290,000 in expenses from UW which was also related to the costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $40,000 and $353,000 as of December 31, 2015 and 2014, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions “Proposal No. 6 — Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Other Matters — Audit and Other Fees.”

PART IV

Item 15.	Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.		8-K	February 11, 2014	3.1

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 13, 2014	3.1

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 19, 2015	3.2

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	March 4, 2015	3.1

3.6	Amended and Restated By-laws		8-K	June 1, 2011	3.1

4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1

10.1	Form of non-plan non-qualified stock option used from February to May 2005*		SB-2	November 16, 2005	10.4

10.2	Form of non-plan non-qualified stock option used after May 2005*		SB-2	November 16, 2005	10.5

10.3	2006 Stock Incentive Plan, as amended*		8-K	December 18, 2013	10.1

10.4	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.1

10.5	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.2

10.6	Common Stock Purchase Warrant dated February 11, 2009		8-K	February 18, 2009	4.2

10.7	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010		S-1A	July 7, 2010	10.53

10.8	Form of Common Stock Purchase Warrant dated April 8, 2011	8-K	April 11, 2011	4.3

10.9	Securities Purchase Agreement dated April 8, 2011	8-K	April 11, 2011	10.1

10.10	License Agreement between Cellectar, LLC and the Regents of the University of Michigan dated September 14, 2003, as amended through June 2010	S-1	July 1, 2011	10.31

10.11	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended	S-1	July 1, 2011	10.32

10.12	Loan Agreement between the Wisconsin Department of Commerce and Cellectar, Inc. dated September 15, 2010	S-1	July 1, 2011	10.33

10.13	General Business Security Agreement dated September 15, 2010	S-1	July 1, 2011	10.34

10.14	Form of Warrant dated December 6, 2011	S-1/A	November 9, 2011	4.2

10.15	Placement Agent Agreement dated April 9, 2012 between the Company and Rodman and Renshaw, LLC	S-1	April 9, 2012	10.31
10.16	Securities Purchase Agreement dated June 7, 2012	8-K	June 11, 2012	10.1
10.17	Amendment Agreement dated May 11, 2012 between the Company and Rodman and Renshaw, LLC	S-1/A	May 14, 2012	10.33
10.18	Form of Common Stock Purchase Warrant dated June 13, 2012	8-K	June 11, 2012	4.1
10.19	Securities Purchase Agreement between the Company and Renova Industries Ltd.	10-Q	November 6, 2012	10.2
10.20	Form of Securities Purchase Agreement	8-K	February 14, 2013	10.1
10.21	Form of Common Stock Purchase Warrant	8-K	February 14, 2013	4.1
10.22	Amendment and restated Placement Agent Agreement dated January 8, 2013 between the Company and Burrill LLC	S-1/A	January 31, 2013	10.37
10.23	Retention Agreement between the Company and Christopher Pazoles dated July 26, 2013*	10-Q	November 13, 2013	10.2

10.24	Retention Agreement between the Company and Joanne M. Protano dated July 26, 2013*	10-Q	November 13, 2013	10.3

10.25	Consulting Agreement between the Company and Simon Pedder dated October 4, 2013*	10-Q	November 13, 2013	10.4

10.26	Employment Agreement between the Company and Simon Pedder dated October 4, 2013*	10-Q	November 13, 2013	10.5

10.27	Waiver Agreement between the Company and Renova Assets Ltd. dated October 9, 2013	8-K	October 10,2013	10.1

10.28	Securities Purchase Agreement dated February 5, 2014	8-K	February 10, 2014	10.1

10.29	Form of Convertible Debenture	8-K	February 10, 2014	4.1

10.30	Form of Common Stock Purchase Warrant	8-K	February 10, 2014	4.2

10.31	Form of Warrant Agreement between Cellectar Biosciences, Inc. and American Stock Transfer and Trust Company	S-1/A	July 7, 2014	10.31

10.32	Form of Underwriting Agreement	S-1/A	July 7, 2014	1.1

10.33	Form of Note Purchase and Security Agreement	10-Q	August 4, 2014	10.1

10.34	Form of 8% Secured Promissory Note	10-Q	August 4, 2014	10.2

10.35	Form of Consent Agreement with Debenture Holders	10-Q	August 4, 2014	10.3

10.36	2015 Stock Incentive Plan	10-Q	August 12, 2015	10.1

10.37	Employment Agreement between the Company and James Caruso, dated June 15, 2015*	10-Q	August 12, 2015	10.2

10.38	Placement Agency Agreement dated September 28, 2015 between the Company and Ladenburg Thalmann & Co. Inc.	8-K	September 30, 2015	1.1

10.39	Form of Series B Pre-Funded Warrant	8-K	September 30, 2015	4.1

10.40	Form of Series A Warrant	8-K	September 30, 2015	4.2

10.41	Securities Purchase Agreement dated September 28, 2015	8-K	September 30, 2015	10.1

10.42	Registration Rights Agreement dated September 28, 2015		8-K	September 30, 2015	10.2

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer
March 10, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer (Principal Executive Officer)
March 10, 2016

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 10, 2016

By:	/s/ Paul L. Berns
Paul L. Berns
Title: Chairman of the Board of Directors
March 10, 2016

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
March 10, 2016

By:	/s/ John Neis
John Neis
Title: Director
March 10, 2016

By:	/s/ Stefan Loren
Stefan Loren
Title: Director
March 10, 2016

By:	/s/ Jamey P. Weichert
Jamey P. Weichert
Title: Chief Scientific Officer and Director
March 10, 2016

