Form 10-Q
period 2016-03-31
Cellectar Biosciences, Inc.
filed 2016-05-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-36598

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 3,832,405 shares of common stock, $0.00001 par value per share, as of May 10, 2016.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,908,375	$3,857,791
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	281,440	267,783
Total current assets	2,244,815	4,180,574
FIXED ASSETS, NET	1,637,698	1,728,471
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$5,569,847	$7,596,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$244,809	$243,590
Accounts payable and accrued liabilities	608,668	675,924
Derivative liability	1,956,360	4,781,082
Capital lease obligations	2,515	2,449
Total current liabilities	2,812,352	5,703,045
LONG-TERM LIABILITIES:
Notes payable, less current maturities	24,885	86,632
Deferred rent	148,599	148,924
Capital lease obligation, less current portion	7,321	7,975
Total long-term liabilities	180,805	243,531
TOTAL LIABILITIES	2,993,157	5,946,576
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 858,013 and 858,140 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9	9
Additional paid-in capital	66,358,818	66,256,494
Deficit accumulated	(63,782,137)	(64,606,700)
Total stockholders’ equity	2,576,690	1,649,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,569,847	$7,596,379

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

COSTS AND EXPENSES:
Research and development	$1,039,454	$1,643,994
General and administrative	961,254	943,433
Total costs and expenses	2,000,708	2,587,427

LOSS FROM OPERATIONS	(2,000,708)	(2,587,427)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	2,824,722	288,251
Interest income (expense), net	549	(1,980)
Total other income, net	2,825,271	286,271
NET INCOME (LOSS)	$824,563	$(2,301,156)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.96	$(3.04)

SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER COMMON SHARE	858,107	756,276

FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.91	(3.04)

SHARES USED IN COMPUTING FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE	906,381	756,276

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$824,563	$(2,301,156)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	90,773	90,044
Stock-based compensation expense	102,918	191,790
Loss on disposal of fixed assets	—	858
Gain on revaluation of derivative warrants	(2,824,722)	(288,251)
Changes in:
Accounts payable and accrued liabilities	(67,256)	(109,748)
Prepaid expenses and other current assets	55,793	49,586
Other assets and liabilities	(325)	539
Cash used in operating activities	(1,818,256)	(2,366,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(25,466)
Cash used in investing activities	—	(25,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for issuance costs	(69,450)	—
Reverse stock split fractional shares	(594)	—
Payments on long-term obligations	(60,528)	—
Payments on capital lease obligations	(588)	(1,211)
Cash used in financing activities	(131,160)	(1,211)
NET DECREASE IN CASH AND EQUIVALENTS	(1,949,416)	(2,393,015)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,857,791	9,422,627
CASH AND EQUIVALENTS AT END OF PERIOD	$1,908,375	$7,029,612
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$1,467	$—

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the three months ended March 31, 2016, generated an operating loss of approximately $2,001,000. The Company expects that it will continue to generate operating losses for the foreseeable future. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding. On April 20, 2016 the Company completed a financing (See Note 10).  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2016 and consolidated results of its operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 11, 2016.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at March 31, 2016 and December 31, 2015 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the three months ended March 31, 2016 and 2015.

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the three months ended March 31, 2016 and 2015.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 747,592 at March 31, 2016 and December 31, 2015. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2016 and December 31, 2015, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Subsequent to March 31, 2016, the Company and warrant holders amended certain warrant agreements (see Note 10).

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

The Company issued warrants to purchase an aggregate of 82,500 common shares in a February 2013 public offering (the “February 2013 Public Offering Warrants”). On February 20, 2014, 27,500 of the February 2013 Public Offering Warrants expired. The remaining 55,000 warrants are classified within the Level 3 hierarchy. The 494,315 August 2014 Warrants are listed on the Nasdaq Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they are classified within the Level 2 hierarchy.

On October 1, 2015, the Company issued Series A warrants to purchase an aggregate of 150,003 shares of our common stock at an exercise price of $28.30 per share, and Series B pre-funded warrants to purchase an aggregate of 48,274 shares of our common stock at an offering price of $22.00 per share. These warrants are classified within the Level 3 hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$102,000	$102,000
August 2014 Warrants	—	492,000	—	492,000
October 2015 Warrants	—	—	1,362,000	1,362,000
Total	$—	$492,000	$1,464,000	$1,956,000

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	—	—	209,000	209,000
August 2014 Warrants	—	2,714,000	—	2,714,000
October 2015 Warrants	—	—	1,858,000	1,858,000
Total	$—	$2,714,000	$2,067,000	$4,781,000

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The following table summarizes the modified option-pricing assumptions used:

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Volatility	92.72%	87.3-90.0%
Risk-free interest rate	0.73%	0.82-1.10%
Expected life (years)	1.89	2.14-2.89
Dividend	0%	0%

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

The following table summarizes the modified option-pricing assumptions used:

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Volatility	89.73%	97.57%
Risk-free interest rate	1.17-1.65%	1.70%
Expected life (years)	4.5	4.75
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Beginning balance – Fair value	$2,067,000	$1,127,500
Fair value of warrants issued in connection with the October 2015 offering	—	3,272,000
Gain on derivatives resulting from change in fair value	(603,000)	(2,332,500)
Ending balance – Fair value	$1,464,000	$2,067,000

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 day period with trades that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

2016 Reverse Stock Split and Recapitalization

At a special meeting held on February 8, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1:5 to 1:10 in order to ensure that adequate authorized but unissued shares would be available for anticipated future financings, and to satisfy requirements for the continued listing of the Company’s common stock on the Nasdaq Capital Market. In addition, the proposal approved by the stockholders provided that if the reverse split was effected, the number of shares of common stock that the Company is authorized to issue remained unchanged at 40,000,000. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to the Company’s certificate of incorporation. The board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on February 24, 2016, and effective at the close of business on March 4, 2016, the Company’s certificate of incorporation was amended to effect a 1-for-10 reverse split of the Company’s common stock (the “2016 Reverse Split”). All share and per share numbers included in these consolidated financial statements give effect to the 2016 Reverse Split.

October 2015 Registered Direct Offering

On October 1, 2015, the Company completed a registered direct offering of 101,727 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 48,274 shares of our common stock (the “2015 Pre-Funded Warrants”) at an offering price of $22.00 per share (collectively, the “2015 Registered Offering”).

In a concurrent private placement (the “2015 Private Placement” and, together with the 2015 Registered Offering, the “2015 Offerings”), the Company issued Series A warrants (the “2015 Series A Warrants”) to purchase one share of our common stock for each share of common stock or 2015 Pre-Funded Warrant to purchase one share of common stock purchased in the Registered Offering. The 2015 Series A Warrants cover, in the aggregate, 150,003 shares of common stock and become exercisable on April 1, 2016, at an exercise price of $28.30 per share and expire five years from that date. The Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000. A charge of approximately $404,000 was recorded in the year ended December 31, 2015 and represents the amount by which the initial fair value of warrants issued in connection with the 2015 Registered Offering exceeded the net proceeds received from the offering. The net proceeds of the offering were allocated first to the warrants based on their fair value with the residual to common stock. The actual net proceeds were less than the combined fair value of the warrants at the closing date. As a result the company recorded a loss on issuance of derivative warrants of $404,150. Additionally, the placement agent received a warrant to purchase up to 3,750 shares of our common stock at $28.30 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity.

Under the terms of the 2015 Pre-Funded Warrants, if the Company issues shares of common stock or common stock equivalents at a purchase price (a “Dilutive Price”) less than the then-effective warrant share purchase price for the Pre-Funded Warrants, which is initially $22.00 per share, the number of shares of Common Stock issuable upon the exercise of the 2015 Pre-Funded Warrants will be increased to equal (i) the product of the then-effective warrant share purchase price multiplied by the number of shares of Common Stock for which the 2015 Pre-Funded Warrants may be exercised, divided by (ii) the Dilutive Price. Following any such adjustment, the warrant share purchase price shall be adjusted to equal the Dilutive Price. Similarly, until the Company completes an equity financing with gross proceeds of at least $10.0 million, if the Company issues shares of common stock or common stock equivalents for a purchase price less than the then-effective exercise price for the 2015 Series A Warrants, the exercise price of the 2015 Series A Warrants will be lowered to equal that lower price.

Subsequent to March 31, 2016, the Company and warrant holders amended certain warrant agreements that were issued as part of the 2015 Registered Offering (see Note 10).

In connection with the entry into the purchase agreement, the Company and the purchasers entered into a registration rights agreement, which required the Company to file a registration statement on Form S-3 to provide for the resale of the shares of Common Stock issuable upon the exercise of the 2015 Series A Warrants. The Company will also be required to file one or more registration statements from time to time to register the issuance or resale of any additional shares of Common Stock that may become issuable as a result of the Offerings. The Company will be obligated to use its commercially reasonable efforts to keep any registration statement effective until the earlier of (i) the date on which the shares of Common Stock subject to the registration statement may be sold without registration pursuant to Rule 144 under the Securities Act, or (ii) the date on which all of the shares of Common Stock subject to the registration statement have been sold under the registration statement or pursuant to Rule 144 under the Securities Act or any other rule of similar effect.

Registration Rights

In connection with certain securities purchase agreements the Company is required to keep the related registration statements continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations. The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”).  If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price.  As of March 31, 2016, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

Additionally, in connection with certain registered offerings of common stock and warrants, the Company has entered into certain securities purchase agreements which require the Company to use commercially reasonable efforts to keep the applicable registration statements effective for the issuance of shares of common stock pursuant to the exercise of warrants issued in the offering as long as the warrants remain outstanding.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2016.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

October 2015 Private Placement (1)	150,003	$28.30	April 1, 2021
October 2015 Registered Offering (2)	48,274	$—	October 1, 2020
October 2015 Offering – Placement Agent	3,750	$28.30	October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80	August 20, 2019
February 2013 Public Offering (1)	55,000	$22.00	February 20, 2018
February 2013 Public Offering – Placement Agents	3,854	$125.00	February 4, 2018
November 2012 Private Placement	5,000	$250.00	November 2, 2017
June 2012 Public Offering	14,910	$250.00	June 13, 2017
December 2011 Underwritten Offering	46,246	$120.00	December 6, 2016
Total	831,056

(1)	These warrants have a certain type of cash settlement feature or their exercise prices are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued in August 2014.
(2)	These warrants are pre-funded, and the number of shares for which the warrant may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3.

4. NOTES PAYABLE

The notes payable balance at March 31, 2016 consists of two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation dated September 15, 2010.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2016	2015

Employee and director stock option grants:
Research and development	$11,035	$43,356
General and administrative	92,249	145,336
	103,284	188,692

Non-employee consultant stock option grants:
Research and development	(366)	3,098
	(366)	3,098

Total stock-based compensation	$102,918	$191,790

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, for the three months ended March 31, 2016 and for the year ended December 31, 2015.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

There were no stock option grants during the three months ended March 31, 2016. Exercise prices for all grants made during the three months ended March 31, 2015 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	70,933	$78.63
Granted	—	$-
Expired	(1,461)	$134.92
Forfeited	(890)	$36.44
Outstanding at March 31, 2016	68,582	$75.57

Vested, March 31, 2016	23,429	$166.14	5.53	$—
Unvested, March 31, 2016	45,153	$28.58	9.12	$—
Exercisable at March 31, 2016	23,429	$166.14	5.53	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2016, there was approximately $886,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $308,000, $282,000, $206,000, and $90,000 during 2016, 2017, 2018, and 2019, respectively. The Company expects all unvested options to vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2016 was $122.06 and $23.39, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The GAAP gain on revaluation of derivative warrants is not recognized for tax purposes. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2016 or 2015 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended March 31, 2016 is computed by dividing net income, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants. The 2015 Pre-Funded Warrants, of which there were 48,274 outstanding during the entire first quarter of 2016, were included in the fully diluted calculation, as they do not require any payment to be exercised. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2015, the inclusion of common stock equivalents in the computation for those periods would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2016	2015
Warrants	782,782	660,409
Stock options	68,582	82,966

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9.  RELATED PARTY TRANSACTIONS

The Company’s Chief Scientific Officer and principal founder of Cellectar, who is a director and shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the three months ended March 31, 2016, the Company incurred approximately $71,000 in expenses from UW for costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $128,000 as of March 31, 2016.

10. SUBSEQUENT EVENTS

2016 Underwritten Offering

On April 15, 2016 the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co., Inc. in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 1,378,364 shares of common stock, Series B pre-funded warrants to purchase 1,908,021 shares of common stock and Series A warrants to purchase 3,286,385 shares of common stock, plus up to an additional 492,957 shares of common stock and Series A warrants to purchase up to an additional 492,957 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series A warrant to purchase one share of common stock was $2.13. The public offering price of a Series B pre-funded warrant to purchase one share of common stock together with a Series A warrant to purchase one share of common stock was $2.12. The Series B pre-funded warrants have an exercise price of $0.01 per share, are immediately exercisable and do not expire. The Series A warrants have an exercise price of $3.04 per share, are exercisable for five years from the date of issuance, and are callable by the Company under certain circumstances.

On April 20, 2016 the Company closed on its underwritten public offering (the “2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

Warrant Restructuring

On April 13, 2016, the Company entered into an exchange and amendment agreement (the “Warrant Restructuring Agreement”) pursuant to which the Company agreed to exchange the 2015 Pre-Funded Warrants relating to 48,274 shares of the Company’s common stock for shares of a newly designated Series Z Convertible Preferred Stock (the “Series Z Preferred Stock”) having an aggregate stated value equal to approximately $1,062,000, which was the aggregate purchase price of the 2015 Pre-Funded Warrants. The Series Z Preferred Stock will initially be convertible into 498,605 shares of common stock, reflecting the consummation of the 2016 Underwritten Offering, as adjusted for the number of shares issuable as a result of any subsequent equity issuance at a price less than the then-effective purchase price prior to the actual exchange. The shares of Series Z Preferred Stock will have limited voting rights and will not be entitled to dividends, except as declared on the Company’s common stock, and will participate with the common stock, on a pari passu basis, in any dividend or distribution upon liquidation. The terms of the Series Z Preferred Stock are otherwise substantially similar to the terms of the 2015 Pre-Funded Warrants, including with respect to adjustment of the conversion rate in connection with future offerings of the Company’s common stock at prices less than the then-effective conversion rate. The exchange of the 2015 Pre-Funded Warrants for shares of Series Z Preferred Stock is conditioned upon the Company obtaining the approval of its stockholders as required by the applicable rules and regulations of the Nasdaq Stock Market. The Company has agreed to hold a meeting of stockholders to obtain their approval of the issuance of the Series Z Preferred Stock and the shares of common stock issued upon conversion by July 19, 2016.

Pursuant to the Warrant Restructuring Agreement, the Company also agreed with these holders of 2015 Series A Warrants that upon the consummation of the 2016 Underwritten Offering, the exercise price of the 2015 Series A Warrants would be reduced to the public offering price per share of the shares of common stock sold in this offering and that the warrants would be amended such that the exercise price would no longer be subject to adjustment in connection with future equity offerings we may undertake. In consideration of this amendment, we agreed to issue to each of those holders a new warrant to purchase an additional number of shares of common stock equal to twice the number of shares of common stock underlying the 2015 Series A Warrants held by them. The new warrants have an exercise price equal to $2.13 (the public offering price of the shares of common stock sold in the 2016 Underwritten Offering), become exercisable on October 20, 2016, and expire on the fifth anniversary of that date. We have agreed to file a registration statement on Form S-3 by June 20, 2016 to provide for the resale of the shares of common stock issuable upon the exercise of the newly issued warrants.

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

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of drug payloads, enhancing or maintaining efficacy while reducing adverse events by minimizing drug delivery to healthy cells, increasing delivery to cancer cells and a broad range of cancerous tumors. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead PDC radiotherapeutic product candidate and is currently being evaluated in a Phase 1 study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is an incurable cancer of plasma cells. This cancer type was selected for both clinical and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting and the receipt of an orphan drug designation. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced performance results from the first patient cohort in January of 2016. The study’s Data Monitoring Committee (DMC), unanimously agreed to advance CLR 131 into the second cohort. Patient enrollment is currently ongoing and the company plans to provide a study update in the third quarter of 2016. The primary goals of the Phase 1 study are to assess the compound’s safety, identify the optimal Phase 2 dose, and possibly obtain an early evaluation of low dose drug activity.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells to increase the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer targeting selectivity. In December of 2015, the company initiated a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s natural product derived chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a broad-spectrum, cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. In October, 2015, the company was awarded a national Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance its PDC delivery platform through CLR 125 preclinical and clinical research. The collaboration is designed to further explore the targeted delivery of radioisotopes for improved cancer therapy outcomes. The grant is awarded in two installments with up to $2.3 million in funding. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope Iodine-125 (which has a 60-day half-life), which may provide an excellent tumor kinetics match with Cellectar’s proprietary delivery vehicle. Ongoing pre-clinical research includes: chemistry, manufacturing and controls of CLR 125; biodistribution and toxicity studies of CLR 125 in pre-clinical models; and efficacy and dose-response studies.

•	CLR 124 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. We are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, broad-spectrum, cancer-targeting NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. As a result, Cellectar is working to identify the optimal clinical development and value optimizing strategic pathway. Based on our assessment, the Company believes that product will be similarly treated post marketing approval regardless of regulatory pathway.

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

Three Months Ended March 31, 2016 and 2015

Research and Development.  Research and development expense for the three months ended March 31, 2016 was approximately $1,039,000 (composed of $188,000 in clinical project costs, $43,000 of preclinical project costs, $74,000 of manufacturing and related costs and $734,000 in general unallocated research and development costs) compared to approximately $1,644,000 (composed of $432,000 in clinical project costs, $26,000 of preclinical project costs, $150,000 of manufacturing and related costs and $1,036,000 in general unallocated research and development costs) for the three months ended March 31, 2015.  The overall decrease in research and development expense of approximately $605,000, or 37%, was due primarily to the following items: a decrease in personnel and related travel which was related to the restructuring implemented in 2015 of approximately $230,000; reductions in lab supplies expense and contract research related to the closure of the glioma trial of approximately $306,000; reduced costs related to the SBIR funding of approximately $39,000; and an overall reduction in equipment and building repairs and maintenance of approximately $32,000.

General and Administrative.  General and administrative expense for the three months ended March 31, 2016 was approximately $961,000 compared to approximately $943,000 in the three months ended March 31, 2015.  The approximately $18,000 or 2% increase was due primarily to purchase services for consultant and investor relations coverage of approximately $116,000 partially offset by a decrease in personnel and related costs which is a result of the restructuring in 2015 of approximately $103,000.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $2,825,000 in the three months ended March 31, 2016 as compared to a gain of approximately $288,000 in the three months ended March 31, 2015. These amounts represent the change in fair value (resulting primarily from changes in the Company’s stock price as well as a reduction in term), during the respective periods, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement feature, “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest income, net. Interest income, net, for the three months ended March 31, 2016 was relatively consistent with that recorded in the three months ended March 31, 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of March 31, 2016, we had approximately $1,908,000 in cash and cash equivalents. To that date, we have raised capital aggregating approximately $146 million.

During the three months ended March 31, 2016, we reported net income of approximately $825,000, while using approximately $1,818,000 in cash in operations. The net gain included an approximately $2,825,000 gain on the revaluation of derivative warrants, which was offset by the approximately $103,000 in stock-based compensation expense and approximately $91,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used cash of $12,000, which was the result of $67,000 from the timing of payments of accounts payable and accrued expenses partially offset by a reduction in prepaid and other expenses of approximately $55,000.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2016, we generated an operating loss of approximately ($2,001,000) and we expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2016, our consolidated cash balance was approximately $1,908,000.

On April 20, 2016 the Company closed on its underwritten public offering of approximately 1.87 million shares of its common stock and Series B pre-funded warrants to purchase approximately 1.91 million shares of common stock, plus the issuance of Series A warrants to purchase approximately 3.78 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option (the “2106 Underwritten Offering”). The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

We believe our March 31, 2016 cash balance, when aggregated with the approximately $7.2 million of cash generated from the financing completed on April 20, 2016, is adequate to fund operations into the first quarter of 2017. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

On August 14, 2015 we received a notice from Nasdaq of non-compliance with its continued listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than the required minimum of $2.5 million. We did not satisfy the terms of the initial compliance plan approved by Nasdaq. On February 11, 2016, Nasdaq issued a second notice of noncompliance. At a hearing on March 31, 2016, the Company requested, and Nasdaq granted, an extension through May 16, 2016, to effect transactions to allow us to regain compliance and to report the same.

On April 20, 2016, we closed the 2016 Underwritten Offering. On a pro forma basis, when adding the net proceeds of that offering to our equity balance as of March 31, 2016, our stockholders’ equity is approximately $9.8 million, which exceeds Nasdaq’s minimum requirement of $2.5 million. We believe, therefore, that, as of the date of this filing, we have regained compliance with the Nasdaq stockholders’ equity requirement and all other applicable Nasdaq listing requirements and we are awaiting confirmation from Nasdaq. There can be no assurance, however, that Nasdaq will close the listing qualifications matter as a result. The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future.

On January 21, 2016 we received a notice from Nasdaq of non-compliance with its listing rules regarding the requirement that the listed securities maintain a minimum bid price of $1 per share. On March 4, 2016, the Company effected a reverse stock split at a ratio of 1-for-10, and on March 21, 2016, Nasdaq notified the Company that we had regained compliance with the minimum bid price requirement.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016 our management, including our principal executive officer and principal financial officer, concluded that we did not maintain effective internal control over financial reporting, due to a material weakness in our internal control over financial reporting, described below. As a consequence of this material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

On March 11, 2016 our Annual Report on Form 10-K for the year ended December 31, 2015 was filed. At that time, our principal executive officer and principal financial officer had concluded that our internal control over financial reporting was not effective as of December 31, 2015. This material weakness has not been fully remediated as of March 31, 2016. Notwithstanding this material weakness, management concluded that our audited consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented therein.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has experienced a decline in stock price, which has added complexity to its financial reporting. The market pressures have added to the accounting complexity with issues such as goodwill, fixed asset impairment, and other related issues. As the complexity has increased, the accounting staff has not added resources in a sufficient manner to ensure thorough research of US GAAP; the accounting staff has multiple operational functions which limit their capacity to deal with these complexities in a timely manner.

Due to the added accounting complexities, limited resources, and the challenge of performing multiple functions for a development stage business with limited capital resources; Cellectar management determined that the internal control over financial reporting for complex transactions may not always operate at the appropriate level of precision required to prevent or detect material misstatements of the Company’s financial statements on a timely basis. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processed to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control of financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have identified the changes described above as changes in the internal control over the financial reporting process that occurred during the Company’s fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Important Considerations. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events. The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Because of these and other inherent limitations of control systems, there can be no assurance that any system of disclosure controls and procedures will be successful in achieving its stated goals, including but not limited to preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management, under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2016, our consolidated cash balance was approximately $1,908,000. On April 20, 2016 the Company closed on its underwritten public offering of approximately 1.87 million shares of its common stock and Series B pre-funded warrants to purchase approximately 1.91 million shares of common stock, plus the issuance of Series A warrants to purchase approximately 3.78 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million. We believe our cash balance at March 31, 2016, when aggregated with the approximately $7.2 million of cash generated from the financing completed on April 20, 2016, is adequate to fund operations into the second quarter of 2017. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2016, we had a stockholders’ equity of approximately $2,577,000. The operating loss for the three months ended March 31, 2016 was approximately ($2,001,000), and we may never achieve profitability.

Item 6. Exhibits

		Filed with	Incorporation by Reference
Exhibit No.	Description	this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation		8-K	June 13, 2014	3.1

3.1.2	Amendment to Second Amended and Restated Certificate of Incorporation		8-K	March 4, 2016	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 12, 2016	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer

