Form 10-K/A
period 2015-12-31
Cellectar Biosciences, Inc.
filed 2016-07-18
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-119366

CELLECTAR BIOSCIENCES, INC.
( Exact name of Registrant as specified in its Charter )

Delaware	04-3321804
( State or other jurisdiction	( I.R.S. Employer Identification No. )
of incorporation or organization )

3301 Agriculture Drive

Madison, WI 53716

( Address of principal executive offices and zip code )

Registrant’s telephone number: (608) 441-8120

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common stock, par value $0.00001	NASDAQ Capital Market
Warrant to purchase common stock, expiring August 20, 2019	NASDAQ Capital Market
Warrant to purchase common stock, expiring April 20, 2021	NASDAQ Capital Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was $12,894,808.

As of April 29, 2016, there were 3,732,405 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Report”) is to amend Part III, Items 10, 12, 13 and 14 of the Original Report, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which allows a registrant to incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. However, our definitive proxy statement containing such information was filed on June 1, 2016, more than 120 days after the end of the fiscal year, and, inadvertently, no amendment to Form 10-K was filed with the specified time frame. We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1.

This Amendment No. 1 is intended to provide the information as if it were filed timely, i.e. on April 29, 2016, without updating for events or information subsequent to such date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

On March 4, 2016 at 5:00 p.m. Eastern Standard Time, the Company effected a reverse stock split at a ratio of 1-for-10. All share and per share information presented herein has been retroactively restated to reflect the reverse split.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors as of April 29, 2016 are as follows:

Name	Age	Position
Paul L. Berns (1)	49	Chairman of the Board and Director
James V. Caruso	57	President, Chief Executive Officer and Director
Jamey P. Weichert, Ph.D.	59	Chief Scientific Officer and Director
Chad J. Kolean	51	Vice President, Chief Financial Officer and Treasurer
Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S. (1)(2)(3)	58	Director
John Neis (1)(2)(3)	60	Director
Stefan D. Loren, Ph.D. (2)(3)	52	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors. This information has been furnished by the respective individuals.

Directors

Paul L. Berns. Mr. Berns was appointed a director in November 2013 and was elected Chairman of the Board in July 2015. He was appointed as President and Chief Executive Officer of Anacor Pharmaceuticals in March 2014 and has been a director of Anacor since June 2012. Mr. Berns has served as a member of the Board of Directors of Jazz Pharmaceuticals, Inc. since June 2010 and has been a director of XenoPort, Inc. since 2005. From March 2006 to September 2012, Mr. Berns served as President and Chief Executive Officer, and as a member of the Board of Directors of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company. Mr. Berns received a B.S. in Economics from the University of Wisconsin. Mr. Berns’ experience leading and advising drug development companies make him highly qualified to serve on our Board.

James V. Caruso. Mr. Caruso was appointed our President and Chief Executive Officer and a director in June 2015. He came to Cellectar from Hip Innovation Technology, a medical device company where he was a founder and served as Executive Vice President and Chief Operating Officer from August 2010 to June 2015, and he currently serves on their board. Prior to his time at Hip Innovation Technology, he was Executive Vice President and Chief Commercial Officer of Allos Therapeutics, Inc., an oncology company acquired by Spectrum Pharmaceuticals, from June 2006 to August 2010. He was also Senior Vice President, Sales and Marketing, from June 2002 to May 2005, at Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation. In addition, Mr. Caruso has held key positions at several well-known pharmaceutical companies, including Novartis, where he was Vice President of Neuroscience Specialty Sales; BASF Pharmaceuticals-Knoll, where we was Vice President, Sales, and Bristol-Myers Squibb Company in several senior roles. Mr. Caruso earned a Bachelor of Science degree in Finance from the University of Nevada.

Jamey P. Weichert.  Dr. Weichert was the primary founder of Cellectar and has served as Cellectar’s Chief Scientific Officer since 2002. Dr. Weichert is an Associate Professor of the Departments of Radiology, Medical Physics, Pharmaceutics and member of the Carbone Cancer Center at the University of Wisconsin-Madison. He has a bachelor’s degree in Chemistry from the University of Minnesota and a doctorate in Medicinal Chemistry from the University of Michigan. His research has focused on the design, synthesis and evaluation of biomimetic CT and MRI imaging agents and diapeutic radiopharmaceuticals. He has been involved in molecularly targeted imaging agent development his entire professional career and has developed or co-developed several imaging agents nearing clinical trial status. Dr. Weichert serves or has served on the editorial boards of numerous scientific journals and has authored more than 40 peer reviewed publications and 150 abstracts. He also has 20 issued or pending patents related to drug delivery, imaging and contrast agent development. Dr. Weichert’s experience founding and managing the development of Cellectar’s product candidates and his knowledge of radiation technology are strong qualifications to serve on our Board of Directors.

Stephen A. Hill.  Dr. Hill has been a member of the Board of Directors since 2007, and served as its Chairman from 2007 until 2015. Dr. Hill was appointed Chief Executive Officer of Faraday Pharmaceuticals, Inc. in September 2015. Dr. Hill was the President and CEO of Targacept Inc. from December 2012 until the company merged with Catalyst Biosciences, Inc. in August 2015, and he remains a director of the new company. Dr. Hill was the President and CEO of 21CB, a nonprofit initiative of UPMC designed to provide the United States government with a domestic solution for its biodefense and infectious disease biologics portfolio, from March 2011 until December 2011. Dr. Hill served as the President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. from April 2008 until its acquisition by Abbott Laboratories in 2010. Prior to joining Solvay, Dr. Hill had served as ArQule’s President and Chief Executive Officer since April 1999. Prior to his tenure at ArQule, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. from 1997 to 1999. Dr. Hill joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom. He held several senior positions at Roche, including Medical Director where he was responsible for clinical trials of compounds across a broad range of therapeutic areas, including CNS, HIV, cardiovascular, metabolic and oncology products. Subsequently, he served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities. Dr. Hill also was a member of Roche’s Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards. Prior to Roche, Dr. Hill served seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery. Dr. Hill has served as the Chairman of the Board of Directors of Audeo Oncology, Inc. since June 2012. Dr. Hill is a Fellow of the Royal College of Surgeons of England and holds his scientific and medical degrees from St. Catherine’s College at Oxford University. Dr. Hill currently chairs the Compensation Committee. Dr. Hill’s extensive experience in a broad range of senior management positions with companies in the life sciences sector make him a highly qualified member of our Board of Directors.

John Neis.  Mr. Neis has served as a director of Cellectar since February 2008. Mr. Neis has been Managing Director of Venture Investors LLC since 1986 and heads the firm’s Healthcare practice. He has over 23 years’ experience in the venture capital industry and has served on the Board of Directors of numerous companies from formation through initial public offering or sale. Mr. Neis currently serves on the Boards of Directors of Virent, Inc., Deltanoid Pharmaceuticals, Inc., and Inviragen, Inc. He is a former member of the Boards of Directors of several firms including TomoTherapy, Third Wave Technologies (acquired by Hologic) and NimbleGen Systems (acquired by Roche). Mr. Neis was appointed to the Board of the Wisconsin Technology Council and the Wisconsin Growth Capital Coalition. He also serves on the advisory boards for the Business School, the Weinert Applied Ventures Program and Tandem Press at the University of Wisconsin – Madison. Mr. Neis has a B.S. in Finance from the University of Utah, and a M.S. in Marketing and Finance from the University of Wisconsin – Madison. He is a Chartered Financial Analyst. Mr. Neis chairs the Audit Committee. Mr. Neis’s extensive experience leading emerging companies makes him a highly qualified member of the Board.

Stefan D. Loren. Stefan D. Loren, Ph.D. began serving as director of Cellectar in June 2015. Dr. Loren is a member of the Audit Committee and Chair of the Nominating and Corporate Governance Committee. Dr. Loren is the founder of Loren Capital Strategy (LCS), a strategic consulting and investment firm focused on life science companies since February, 2014. Prior to LCS, he headed the life science practice of Westwicke Partners, a healthcare-focused consulting firm from July 2008 to February 2014. Prior to joining Westwicke, he worked as an Analyst/Portfolio Manager with Perceptive Advisors, a health care hedge fund, and MTB Investment Advisors, a long-term oriented family of equity funds. His focus areas included biotechnology, specialty pharmaceuticals, life science tools, and health care service companies. Prior to moving to the buy side, Dr. Loren was Managing Director, Health Care Specialist/Desk Analyst for Legg Mason where he discovered, evaluated, and communicated investment opportunities in the health care area to select clients. In addition, he assisted both advising management teams on strategic options. He started his Wall Street career as a sell side analyst at Legg Mason covering biotechnology, specialty pharmaceuticals, life science tools, pharmaceuticals, and chemistry outsourcing companies. In his research career, Dr. Loren was an early member of Abbott Laboratories Advanced Technologies Division, analyzing and integrating new technological advances in Abbott’s pharmaceutical research. Before industry, he was a researcher at The Scripps Research Institute, working with Nobel Laureate K. Barry Sharpless on novel synthetic routes to chiral drugs. Dr. Loren received a doctorate in Organic Chemistry from the University of California at Berkeley and an undergraduate degree in Chemistry from UCSD. His scientific work has been featured in Scientific American, Time, Newsweek, and Discover, as well as other periodicals and journals.

Executive Officer Who Is Not A Director

Chad J. Kolean. Mr. Kolean was appointed Vice President of Finance, Chief Financial Officer and Treasurer of the Company in May 2014, and has over 25 years of experience in finance management. He most recently served as CFO and Treasurer for Pioneer Surgical Technology, Inc., a global manufacturer and distributor of spinal, biological and orthopedic implants acquired by RTI Biologics in July 2013. From 2010 until its merger in 2011 with Accuray, Inc., Mr. Kolean served as Corporate Controller for TomoTherapy, Inc., a publicly traded global leader in developing and manufacturing innovative radiation oncology equipment. From 2001 through 2008, Mr. Kolean held multiple leadership positions of increasing responsibility at Metavante Corporation, a provider of banking and payments technologies and services to financial institutions, businesses and individual consumers worldwide. He brings additional financial and operational leadership experience from companies including Snap-On Inc., Herman Miller and Kaydon Corporation. Mr. Kolean began his career at Arthur Andersen LLP, where he practiced as a Certified Public Accountant. Mr. Kolean earned his B.A. Business Administration and Finance from Hope College.

Other Officer

Kevin Kozak. Dr. Kozak, as a consultant, began serving as Chief Medical Officer on August 1, 2013. Dr. Kozak is the Director of Radiation Oncology at Mercy Regional Cancer Center. Between 2008 and 2013, he served as Assistant Professor of Human Oncology and Medical Physics, staff radiation oncologist and basic scientist at the University of Wisconsin Carbone Cancer Center. Dr. Kozak earned his medical and doctoral degrees from Vanderbilt University School of Medicine in 2003 then completed his residency and post-doctoral research at the Harvard Radiation Oncology Program in 2008. He has received research funding from multiple cancer research organizations including the National Institutes of Health, the Susan G. Komen Foundation, and the Damon Runyon Cancer Research Foundation. Additionally, Dr. Kozak is co-founder of Co-D Therapeutics, a company developing novel nanomedicines for cancer therapy. Dr. Kozak has numerous peer-reviewed publications, patents, book-chapters, and invited lectures to his credit.

CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

The Board does not have a formal policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate and believes that it should retain the flexibility to make this determination in the manner it believes will provide the most appropriate leadership for our Company from time to time. Currently, we separate the role of Chairman and Chief Executive Officer, with Mr. Berns serving as Chairman and Mr. Caruso serving as Chief Executive Officer. The Board believes that this separation is presently appropriate as it allows the Chief Executive Officer to focus primarily on leading the day-to-day operations of the Company, while the Chairman can focus on leading the Board in its consideration of strategic issues and monitoring corporate governance and other stockholder issues.

Management is responsible for the day-to-day management of the risks that we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that our risk management processes are adequate and functioning as designed. Our Board’s involvement in risk oversight includes receiving regular reports from members of management and evaluating areas of material risk, including operational, financial, legal, regulatory, strategic and reputational risks. As a smaller reporting company with a small Board of Directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

In addition, the Board has delegated risk oversight to each of its committees within their areas of responsibility. Our Compensation Committee assists the Board in its risk oversight function by overseeing strategies related to our incentive compensation programs and key employee retention. Our Audit Committee assists the Board in its risk oversight function by reviewing our system of disclosure controls and procedures and our internal control over financial reporting. Our Nominating and Corporate Governance Committee assists the Board in its risk oversight function by managing risks associated with director candidate selection, governance and succession matters. We believe that our Board’s ability to discharge its risk oversight is enhanced by the separation of the positions of Chief Executive Officer and Chairman of the Board.

Meetings of the Board of Directors

Board Meetings. Our Board of Directors held nine meetings during the fiscal year ended December 31, 2015. Each of our directors attended at least 75% of the total number of meetings held by the Board and the committees of the Board on which he served during the fiscal year ended December 31, 2015.

Meetings of Independent Directors. Our independent directors are expected to meet without management present at least twice per year.

Audit Committee. As of April 29, 2016, our Audit Committee is composed of Dr. Hill, Dr. Loren and Mr. Neis (Chairman). The Board has determined that Mr. Neis is an “audit committee financial expert” within the meaning of the applicable SEC rules and regulations. The Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and members of the Board, and the independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, and our independent registered public accounting firm’s qualifications, independence and performance. The Audit Committee is directly responsible for appointing, compensating, evaluating and, when necessary, terminating our independent registered public accounting firm. The Audit Committee has established procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. Our Audit Committee met seven times during the fiscal year ended December 31, 2015. Our Audit Committee Charter is available on our website at www.cellectar.com .

Compensation Committee. As of April 29, 2016, our Compensation Committee is composed of Mr. Berns, Dr. Hill (Chairman) and Mr. Neis. The Compensation Committee’s responsibilities include providing recommendations to the Board regarding the compensation levels of directors; approving, or recommending for approval by the Board, the compensation levels of executive officers; providing recommendations to our Board regarding compensation programs; administering our incentive compensation plans and equity-based plans; authorizing grants under our 2015 Stock Incentive Plan; and authorizing other equity compensation arrangements. Our Compensation Committee met four times during the fiscal year ended December 31, 2015. Our Compensation Committee Charter is available on our website at www.cellectar.com .

Nominating and Corporate Governance Committee. As of April 29, 2016, our Nominating and Corporate Governance Committee is composed of Dr. Hill, Dr. Loren (Chairman) and Mr. Neis. The Nominating and Corporate Governance Committee’s responsibilities include, to the extent deemed necessary or appropriate by the committee: developing and recommending to the Board criteria for the selection of individuals to be considered as candidates for election to the Board; identifying individuals qualified to become members of the Board; making recommendations to the Board regarding its size and composition; approving director nominations to be presented for stockholder approval at the Company’s annual or special meeting; approving nominations to fill any vacancies on the Board; developing and recommending corporate governance principles to the Board; and leading an annual review of the performance of both the Board as a whole and its individual members. Our Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2015. Our Nominating and Corporate Governance Committee Charter is available on our website at www.cellectar.com .

Director Qualification Standards

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to the Board members and others for recommendations, meetings from time to time to evaluate biographical information and background materials relating to potential candidates, and interviews of selected candidates by members of the committee and other members of the Board. The committee may also solicit the opinions of third parties with whom the potential candidate has had a business relationship. Once the committee is satisfied that it has collected sufficient information on which to base a judgment, the committee votes on the candidate or candidates under consideration.

In evaluating the qualifications of any candidate for director, the Nominating and Corporate Governance Committee considers, among other factors, the candidate’s depth of business experience, reputation for personal integrity, understanding of financial matters, familiarity with the periodic financial reporting process, reputation, degree of independence from management, possible conflicts of interest and willingness and ability to serve. The Nominating and Corporate Governance Committee also considers the degree to which the candidate’s skills, experience and background complement or duplicate those of our existing directors and the long-term interests of our stockholders. The Nominating and Corporate Governance Committee is in the process of developing minimum qualifications and standards for director candidates. In the case of incumbent directors whose terms are set to expire, the Nominating and Corporate Governance Committee also gives consideration to each director’s prior contributions to the Board. In selecting candidates to recommend for nomination as a director, the Nominating and Corporate Governance Committee abides by our company-wide non-discrimination policy.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders and use the same process to evaluate candidates regardless of whether the candidates were recommended by stockholders, directors, management or others. The Nominating and Corporate Governance Committee has not adopted any particular method that stockholders must follow to make a recommendation. We suggest that stockholders make recommendations by writing to the chairman of the Nominating and Corporate Governance Committee, in care of our offices, with sufficient information about the candidate, his or her work experience, his or her qualifications for director, and his or her references to enable the Nominating and Corporate Governance Committee to evaluate the candidacy properly. We also suggest that stockholders make their recommendations well in advance of the anticipated mailing date of our next proxy statement so as to provide the Nominating and Corporate Governance Committee an adequate opportunity to complete a thorough evaluation of the candidacy, including personal interviews.

Communications with the Board

At this time, the Board has not adopted any formal procedure for communications by stockholders. Stockholders and interested parties wishing to communicate with the Board or any director or group of directors should direct their communications to: Secretary, Cellectar Biosciences, Inc., 3301 Agriculture Drive, Madison, Wisconsin 53716. The Secretary will forward the stockholder or interested-party communication to the Board or to any individual director or directors to whom the communication is directed; provided, however, that if the communication is unduly hostile, profane, threatening, illegal or otherwise inappropriate, the Secretary has the authority to discard the communication and take any appropriate legal action.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who beneficially own more than 10% of our common stock, file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, and furnish us with copies of such filings.

To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2015, all of our officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that no reports filed by Greenway Properties Inc. or Hertzberg Family Trust under Section 16(a) have been furnished to the Company since the registration of our common stock under the Securities Exchange Act of 1934 in August 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At the close of business on April 29, 2016, there were 3,732,405 shares of our common stock outstanding. The following table provides information regarding beneficial ownership of our common stock as of April 29, 2016:

•	Each person known by us to be the beneficial owner of more than five percent of our common stock;
•	Each of our directors;
•	Each executive officer named in the summary compensation table; and
•	All of our directors and executive officers as a group.

The address of each executive officer and director is c/o Cellectar Biosciences, Inc., 3301 Agriculture Drive, Madison, Wisconsin 53716. The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. In these cases, the information with respect to voting and investment power has been provided to us by the security holder. The identification of natural persons having voting or investment power over securities held by a beneficial owner listed in the table below does not constitute an admission of beneficial ownership of any such natural person. Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options or warrants that are exercisable within 60 days of April 29, 2016.

Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percentage
Wisconsin Alumni Research Foundation (1) 614 Walnut Street, 14th Floor Madison Wisconsin 53726	469,484	469,484	938,968	22.35%
Greenway Properties Inc. (2) 4954 N. Shore Drive Egg Harbor, Wisconsin 54209	362,599	118,743	481,342	12.50%
Sabby Management, LLC (3) 10 Mountainview Road, Suite 205 Upper Saddle River, NJ 07458	—	414,250	414,250	9.99%
Venture Investors LLC (4) University Technology Park 505 S. Rosa Road; Suite 201 Madison, Wisconsin 53719	297,984	50,846	348,830	9.22%
Hertzberg Family Trust (5) 2637 Longboat Cove Del Mar, CA 92014	301,000	40,916	341,916	9.06%
James V. Caruso	47,548	56,323	103,871	2.74%
Chad Kolean	—	1,333	1,333	*
Jamey Weichert	23,533	2,686	26,219	*
Paul L. Berns	117,371	118,245	235,616	6.12%
Stephen A. Hill	9,920	12,199	22,119	*
Stefan Loren	—	333	333	*
John Neis (4)	297,984	50,846	348,830	9.22%
All directors and officers as a group (7 persons)	496,356	241,965	738,321	18.58%

*	Less than 1%.

(1)	Based on information contained in a report on Schedule 13D, filed with the Securities and Exchange Commission on April 25, 2016.

(2)	Shares in the “Outstanding” column include shares held by Jeffrey Straubel. Mr. Straubel is the President and principal owner of Greenway Properties, Inc. and has sole dispositive and voting power over shares held by Greenway Properties, Inc. Shares in the “Right to Acquire” column consist of shares of common stock issuable upon the exercise of warrants at exercise prices ranging from $2.13 to $250.00 per share expiring between December 6, 2016 and October 20, 2021. Certain warrants held by the stockholder provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 4.99% of our outstanding common stock; provided, however that this limitation may be increased to 9.99% by the stockholder upon 61 days prior notice to us. Due to this limitation all such warrants to purchase shares of common stock have been omitted from the “Right to Acquire” column of this table.

(3)	Based on information contained in a report on Schedule 13G, filed with the Securities and Exchange Commission on January 11, 2016 and other information provided by the stockholder. Consists of shares held by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Sabby Management, LLC shares voting and investment power with respect to these shares on behalf of this stockholder. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of this stockholder. Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities owned except to the extent of their pecuniary interest therein. Sabby Management LLC beneficially owns warrants to purchase 543,020 shares of common stock at exercise prices ranging from $2.13 per share to $250.00 per share expiring between June 13, 2017 and October 20, 2021. All such warrants provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 9.99% of our outstanding common stock.

(4)	Consists of shares of common stock held by Venture Investors Early Stage Fund IV Limited Partnership and Advantage Capital Wisconsin Partners I, Limited Partnership. VIESF IV GP LLC is the general partner of Venture Investors Early Stage Fund IV Limited Partnership and Venture Investors LLC is the submanager and special limited partner of Advantage Capital Wisconsin Partners I, Limited Partnership. The investment decisions of VIESF IV GP LLC and Venture Investors LLC are made collectively by seven managers, including Mr. Neis. Each such manager and Mr. Neis disclaim such beneficial ownership except to the extent of his pecuniary interest therein. The address of Mr. Neis is c/o Venture Investors LLC, 505 South Rosa Road, #201, Madison, Wisconsin 53719. Shares in the “Right to Acquire” column consist of 283,964 shares of common stock issuable upon the exercise of warrants held by Venture Investors Early Stage Fund IV Limited and Advantage Capital Wisconsin Partners I, Limited Partnership and common stock issuable upon options to purchase 1,624 shares of common stock issued to Mr. Neis in his capacity as director. Shares in the “Right to Acquire” column consist of shares of common stock issuable upon the exercise of warrants at exercise prices ranging from $2.13 to $250.00 per share expiring between December 6, 2016 and April 20, 2021. Certain warrants held by the stockholder provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 4.99% of our outstanding common stock; provided, however that this limitation may be increased to 9.99% by the stockholder upon 61 days prior notice to us. Due to this limitation all such warrants to purchase shares of common stock have been omitted from the “Right to Acquire” column of this table.

(5)	Shares in the “Right to Acquire” column consist of shares common stock issuable upon the exercise of warrants at exercise prices ranging from $3.04 to $120.00 per share, expiring between December 6, 2016 and April 20, 2021. Richard H. Hertzberg is the trustee of Hertzberg Family Trust and has sole dispositive and voting power for the shares held. Certain warrants held by the stockholder provide that the number of shares of common stock to be obtained by each of the holders upon exercise cannot exceed the number of shares that, when combined with all other shares of our common stock and securities beneficially owned by them, would result in them owning more than 4.99% of our outstanding common stock; provided, however that this limitation may be increased to 9.99% by the stockholder upon 61 days prior notice to us. Due to this limitation all such warrants to purchase shares of common stock have been omitted from the “Right to Acquire” column of this table.

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to Part II, Item 5 of the Original Report under the caption “Equity compensation plans.”

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

One of our directors, John Neis, is a managing director of Venture Investors LLC, which beneficially owns approximately 9.2% of our outstanding common stock.

Jamey Weichert, our Chief Scientific Officer, a director and primary founder of Cellectar, Inc., and a stockholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”). During 2015 the Company incurred approximately $178,000 in expenses from UW for costs associated with clinical trial agreements. During 2014 the Company incurred approximately $290,000 in expenses from UW which was also related to the costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $40,000 and $353,000 as of December 31, 2015 and 2014, respectively.

Director Independence

Our Board of Directors has determined that, with the exception of Mr. Caruso and Dr. Weichert, who are employees, all of the members of our Board of Directors are “independent directors” under the applicable rules of the Nasdaq Stock Market. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is an “independent director” under the rules of the Nasdaq Stock Market applicable to such committees.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee engaged Grant Thornton LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2015. The selection of Grant Thornton LLP was approved by our stockholders at the 2015 annual meeting of stockholders. Our Audit Committee engaged Grant Thornton LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2016.

Audit and Other Fees

The following table shows fees for professional audit services, audit-related fees, tax fees and other services rendered by Grant Thornton LLP, including its affiliates, for the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014:

Fee Category	Fiscal 2015	Fiscal 2014
Audit fees	$132,250	$190,939
Audit-related fees	—	—
Tax fees	1,830	1,747
All other fees	—	—
Total fees	$134,080	$192,686

Audit Fees. Audit fees were for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings. Note that the 2015 and 2014 amounts include approximately $21,000 and $67,800, respectively, in fees associated with work performed in connection with registration statements.

Audit-Related Fees. Audit-related fees include fees for assurance and related services by the principal accountant that are reasonably related to the performance of audit and reviews but that are not included under “Audit Fees” above. No such services were provided.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning and mergers and acquisitions.

All Other Fees. All other fees include assistance with miscellaneous reporting requirements and interpretation of technical issues. No such services were provided.

Our Audit Committee has determined that the services Grant Thornton LLP performed for us during fiscal 2015 were at all times compatible with its independence.

Policy on Pre-Approval of Audit and Non-Audit Services

At present, our Audit Committee approves each engagement for audit and non-audit services before we engage Grant Thornton to provide those services.

Our Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage Grant Thornton to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Grant Thornton for 2015 or 2014 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.	Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K/A	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.		8-K	February 11, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	March 4, 2016	3.1
3.6	Amended and Restated By-laws		8-K	June 1, 2011	3.1
4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1
5.1	Legal Opinion of Foley Hoag LLP		S-1/A	July 7, 2014	5.1
10.1	Form of non-plan non-qualified stock option used from February to May 2005 *		SB-2	November 16, 2005	10.4
10.2	Form of non-plan non-qualified stock option used after May 2005 *		SB-2	November 16, 2005	10.5
10.3	2006 Stock Incentive Plan, as amended *		8-K	December 18, 2013	10.1
10.4	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.1
10.5	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.2
10.6	Common Stock Purchase Warrant dated February 11, 2009		8-K	February 18, 2009	4.2
10.7	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010		S-1A	July 7, 2010	10.53
10.8	Form of Common Stock Purchase Warrant dated April 8, 2011		8-K	April 11, 2011	4.3
10.9	Securities Purchase Agreement dated April 8, 2011		8-K	April 11, 2011	10.1
10.10	License Agreement between Cellectar, LLC and the Regents of the University of Michigan dated September 14, 2003, as amended through June 2010		S-1	July 1, 2011	10.31
10.11	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended		S-1	July 1, 2011	10.32
10.12	Loan Agreement between the Wisconsin Department of Commerce and Cellectar, Inc. dated September 15, 2010		S-1	July 1, 2011	10.33
10.13	General Business Security Agreement dated September 15, 2010		S-1	July 1, 2011	10.34
10.14	Form of Warrant dated December 6, 2011		S-1/A	November 9, 2011	4.2
10.15	Placement Agent Agreement dated April 9, 2012 between the Company and Rodman and Renshaw, LLC		S-1	April 9, 2012	10.31
10.16	Securities Purchase Agreement dated June 7, 2012		8-K	June 11, 2012	10.1
10.17	Amendment Agreement dated May 11, 2012 between the Company and Rodman and Renshaw, LLC		S-1/A	May 14, 2012	10.33
10.18	Form of Common Stock Purchase Warrant dated June 13, 2012		8-K	June 11, 2012	4.1
10.19	Securities Purchase Agreement between the Company and Renova Industries Ltd.		10-Q	November 6, 2012	10.2
10.20	Form of Securities Purchase Agreement		8-K	February 14, 2013	10.1
10.21	Form of Common Stock Purchase Warrant		8-K	February 14, 2013	4.1
10.22	Amendment and restated Placement Agent Agreement dated January 8, 2013 between the Company and Burrill LLC		S-1/A	January 31, 2013	10.37

10.23	Retention Agreement between the Company and Christopher Pazoles dated July 26, 2013*		10-Q	November 13, 2013	10.2
10.24	Retention Agreement between the Company and Joanne M. Protano dated July 26, 2013*		10-Q	November 13, 2013	10.3
10.25	Consulting Agreement between the Company and Simon Pedder dated October 4, 2013*		10-Q	November 13, 2013	10.4
10.26	Employment Agreement between the Company and Simon Pedder dated October 4, 2013*		10-Q	November 13, 2013	10.5
10.27	Waiver Agreement between the Company and Renova Assets Ltd. dated October 9, 2013		8-K	October 10,2013	10.1
10.28	Securities Purchase Agreement dated February 5, 2014		8-K	February 10, 2014	10.1
10.29	Form of Convertible Debenture		8-K	February 10, 2014	4.1
10.30	Form of Common Stock Purchase Warrant		8-K	February 10, 2014	4.2
10.31	Form of Warrant Agreement between Cellectar Biosciences, Inc. and American Stock Transfer and Trust Company		S-1/A	July 7, 2014	10.31
10.32	Form of Underwriting Agreement		S-1/A	July 7, 2014	1.1
10.33	Form of Note Purchase and Security Agreement		10-Q	August 4, 2014	10.1
10.34	Form of 8% Secured Promissory Note		10-Q	August 4, 2014	10.2
10.35	Form of Consent Agreement with Debenture Holders		10-Q	August 4, 2014	10.3
10.36	2015 Stock Incentive Plan		10-Q	August 12, 2015	10.1
10.37	Employment Agreement between the Company and James Caruso, dated June 15, 2015		10-Q	August 12, 2015	10.2
10.38	Placement Agency Agreement dated September 28, 2015 between the Company and Ladenburg Thalmann & Co. Inc.		8-K	September 30, 2015	1.1
10.39	Form of Series B Pre-Funded Warrant		8-K	September 30, 2015	4.1
10.40	Form of Series A Warrant		8-K	September 30, 2015	4.2
10.41	Securities Purchase Agreement dated September 28, 2015		8-K	September 30, 2015	10.1
10.42	Registration Rights Agreement dated September 28, 2015		8-K	September 30, 2015	10.2
10.43	Amendment and Exchange Agreement dated April 13, 2016		S-1/A	April 14, 2016	10.43
10.44	Form of Underwriting Agreement		S-1/A	April 14, 2016	1.1
10.45	Form of Series A Warrant		S-1/A	April 14, 2016	4.2
10.46	Form of Series B Pre-Funded Warrant		S-1/A	April 14, 2016	4.3
10.47	Form of Warrant Agency Agreement		S-1/A	April 14, 2016	4.4
21.1	List of Subsidiaries		10-K	March 11, 2016	21.1
23.1	Consent of Independent Registered Public Accounting Firm		10-K	March 11, 2016	23.1
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	March 11, 2016	32.1
101	Interactive Data Files		10-K	March 11, 2016	101

*	Compensation-related agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer
July 18, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer (Principal Executive Officer)
July 18, 2016

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
July 18, 2016

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
July 18, 2016

By:	/s/ John Neis
John Neis
Title: Director
July 18, 2016

By:	/s/ Stefan Loren
Stefan Loren
Title: Director
July 18, 2016