Form 10-Q
period 2016-06-30
Cellectar Biosciences, Inc.
filed 2016-08-11
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,368,235 shares of common stock, $0.00001 par value per share, as of August 8, 2016.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,922,144	$3,857,791
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	162,215	267,783
Total current assets	8,139,359	4,180,574
FIXED ASSETS, NET	1,551,217	1,728,471
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$11,377,910	$7,596,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$208,892	$243,590
Accounts payable and accrued liabilities	816,763	675,924
Derivative liability	365,562	4,781,082
Capital lease obligations	2,584	2,449
Total current liabilities	1,393,801	5,703,045
LONG-TERM LIABILITIES:
Notes payable, less current maturities	—	86,632
Deferred rent	148,273	148,924
Capital lease obligation, less current portion	6,649	7,975
Total long-term liabilities	154,922	243,531
TOTAL LIABILITIES	1,548,723	5,946,576
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 5,368,235 and 858,140 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	54	9
Additional paid-in capital	75,744,174	66,256,494
Accumulated deficit	(65,915,041)	(64,606,700)
Total stockholders’ equity	9,829,187	1,649,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,377,910	$7,596,379

  See accompanying notes to the condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

COSTS AND EXPENSES:
Research and development	$965,184	$1,382,966	$2,004,638	$3,026,961
General and administrative	1,367,726	817,657	2,328,981	1,761,090
Restructuring costs	—	90,500	—	90,500
Total costs and expenses	2,332,910	2,291,123	4,333,619	4,878,551

LOSS FROM OPERATIONS	(2,332,910)	(2,291,123)	(4,333,619)	(4,878,551)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	198,370	4,124	3,023,092	292,375
Interest income (expense), net	1,637	449	2,187	(1,530)
Total other income (expense), net	200,007	4,573	3,025,279	290,845
NET LOSS	$(2,132,903)	$(2,286,550)	$(1,308,340)	$(4,587,706)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.49)	$(3.02)	$(0.50)	$(6.07)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	4,328,303	756,276	2,617,341	756,276

See accompanying notes to the condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net loss	$(1,308,340)	$(4,587,706)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	181,461	180,736
Stock-based compensation expense	222,887	263,545
Loss on disposal of fixed assets	—	858
Gain on revaluation of derivative warrants	(3,023,092)	(292,375)
Changes in:
Accounts payable and accrued liabilities	140,838	(221,767)
Prepaid expenses and other current assets	66,999	102,022
Other assets and liabilities	(651)	1,079
Cash used in operating activities	(3,719,898)	(4,553,608)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,207)	(33,665)
Cash used in investing activities	(4,207)	(33,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	(121,330)	(325)
Proceeds from issuance of common stock, net of underwriting issuance costs	7,371,121	—
Cash paid for issuance costs	(150,633)	—
Proceeds from exercise of warrants	652,516	—
Reverse stock split fractional shares	(594)	—
Change in deferred issuance costs	38,569	—
Payments on capital lease obligations	(1,191)	(1,752)
Cash provided by (used in) financing activities	7,788,458	(2,077)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,064,353	(4,589,350)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,857,791	9,422,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,922,144	$4,833,277
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$2,753	$22,594
Reclassification to equity for warrants that are no longer derivative instruments	$1,392,000	$—

See accompanying notes to the condensed consolidated financial statements.

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

The accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the six months ended June 30, 2016, generated an operating loss of approximately $4,334,000. The Company expects that it will continue to generate operating losses for the foreseeable future. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2016 and consolidated results of its operations for the three months and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. The results for the six months ended June 30, 2016 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2015, which was filed with the SEC on March 11, 2016, as amended on July 18, 2016.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at June 30, 2016 and December 31, 2015 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the six months ended June 30, 2016 and 2015.

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the six months ended June 30, 2016 and 2015.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 at June 30, 2016 and 747,592 at December 31, 2015. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity (see Note 3). At June 30, 2016 and December 31, 2015, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

Leases — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 applies to all entities and is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

The Company issued warrants to purchase an aggregate of 82,500 common shares in a February 2013 public offering (the “February 2013 Public Offering Warrants”). On February 20, 2014, 27,500 of the February 2013 Public Offering Warrants expired. On May 20, 2016, 16,250 warrants were exercised. The remaining 38,750 warrants are classified within the Level 3 hierarchy.

In August 2014, as part of an underwritten public offering, the Company issued 494,315 warrants to purchase common stock (the “August 2014 Warrants”). The August 2014 Warrants are listed on the Nasdaq Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they are classified as Level 2 within the hierarchy. To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price of the August 2014 Warrants for the trailing 10 day period with trades that ended on the balance sheet date.

The Series A Warrants issued on October 1, 2015 were previously considered financial instruments; however, they were amended on April 20, 2016 in such a manner that they no longer contain a price protection clause, which was the characteristic that had initially resulted in their being accounted for as financial instruments. As a result, they are no longer classified as financial instruments, and have been reclassified to equity; therefore, they have been removed from the table below for the period ended June 30, 2016.

The Series B Warrants issued on October 1, 2015 were all exercised by the holders during the three months ended June 30, 2016; therefore, they have been reclassified to equity and removed from financial instruments table presented below as of June 30, 2016 (see Note 3).

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$88,000	$88,000
August 2014 Warrants	—	277,000	—	277,000
Total	$—	$277,000	$88,000	$365,000

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$209,000	$209,000
August 2014 Warrants	—	2,714,000	—	2,714,000
October 2015 Warrants	—	—	1,858,000	1,858,000
Total	$—	$2,714,000	$2,067,000	$4,781,000

To estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, remaining contractual term, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The following table summarizes the modified option-pricing assumptions used:

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
Volatility	92.72-114.0%	87.3-90.0%
Risk-free interest rate	0.53-0.73%	0.82-1.10%
Expected life (years)	1.64-1.89	2.14-2.89
Dividend	0%	0%

To estimate the value of the October 2015 Warrants that were considered to be derivative instruments, the Company used a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates were based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants were also classified within the Level 3 hierarchy.

As is noted above, none of the October 2015 Warrants are considered derivative instruments as of June 30 2016; however, they were outstanding for a portion of the current fiscal year, and the following table summarizes the modified option-pricing assumptions used during the period they were outstanding:

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
Volatility	89.73%	97.57%
Risk-free interest rate	1.65%	1.70%
Expected life (years)	4.25	4.75
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
Beginning balance – Fair value	$2,067,000	$1,127,500
Fair value of warrants issued in connection with the October 2015 offering	—	3,272,000
Gain on derivatives resulting from change in fair value	(587,000)	(2,332,500)
Reclassification to equity for warrants that are no longer derivative instruments	(1,392,000)	—
Ending balance – Fair value	$88,000	$2,067,000

3. STOCKHOLDERS’ EQUITY

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

On April 20, 2016 the Company closed on its underwritten public offering (the “2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. Prior to June 30, 2016, all of the Series B pre-funded warrants were exercised. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

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

In a concurrent private placement (the “2015 Private Placement” and, together with the 2015 Registered Offering, the “2015 Offerings”), the Company issued a Series A warrant (the “Series A Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase one share of our common stock for each share of common stock purchased or pre-funded in the Registered Offering. The Series A Warrants cover, in the aggregate, 150,003 shares of common stock and became exercisable on April 1, 2016 at an exercise price of $28.30 per share and expire on April 1, 2021. The Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000. The placement agent received a warrant to purchase up to 3,750 shares of our common stock at $28.30 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity. Refer to the Warrant Restructuring section below for further discussion.

In connection with the entry into the purchase agreement, the Company and the purchasers entered into a registration rights agreement, which required the Company to file a registration statement to provide for the resale of the shares of Common Stock issuable upon the exercise of the Series A Warrants. The Company will also be required to file one or more registration statements from time to time to register the issuance or resale of any additional shares of Common Stock that may become issuable as a result of the Offerings. The Company will be obligated to use its commercially reasonable efforts to keep any registration statement effective until the earlier of (i) the date on which the shares of Common Stock subject to the registration statement may be sold without registration pursuant to Rule 144 under the Securities Act, or (ii) the date on which all of the shares of Common Stock subject to the registration statement have been sold under the registration statement or pursuant to Rule 144 under the Securities Act or any other rule of similar effect.

Warrant Restructuring

On April 13, 2016, the Company entered into an exchange and amendment agreement (the “Warrant Restructuring Agreement”) pursuant to which the Company agreed to exchange the 2015 Pre-Funded Warrants relating to 48,274 shares of the Company’s common stock for shares of a newly designated Series Z Convertible Preferred Stock (the “Series Z Preferred Stock”) having an aggregate stated value equal to approximately $1,062,000, which was the aggregate purchase price of the 2015 Pre-Funded Warrants. The exchange of the 2015 Pre-Funded Warrants for shares of Series Z Preferred Stock was conditioned upon the Company obtaining the approval of its stockholders as required by the applicable rules and regulations of the Nasdaq Stock Market. The Company agreed to hold a meeting of stockholders to obtain their approval of the issuance of the Series Z Preferred Stock and the shares of common stock issued upon conversion, which occurred on June 29, 2016; however, prior to that date, the holders of all the 2015 Pre-Funded Warrants chose to exercise them, eliminating the need for the exchange or stockholder approval.

Pursuant to the Warrant Restructuring Agreement, the Company also agreed with the holders of 2015 Series A Warrants that upon the consummation of the 2016 Underwritten Offering, the exercise price of the 2015 Series A Warrants would be reduced to the public offering price per share of the shares of common stock sold in this offering and that the warrants would be amended such that the exercise price would no longer be subject to adjustment in connection with future equity offerings we may undertake. On April 20, 2016, the Company issued to each of those holders, pursuant to the amendment, a new warrant to purchase 300,006 shares of common stock underlying the 2015 Series A Warrants held by them. The new warrants have an exercise price equal to $2.13 (the public offering price of the shares of common stock sold in the 2016 Underwritten Offering), become exercisable on October 20, 2016, and expire on the fifth anniversary of that date.

As a result of the amendment to the 2015 Series A Warrant agreement eliminating any future price adjustment potential in the 2015 Series A Warrants, and the settlement of the 2015 Series B Warrants due to their having been exercised, the fair value of these warrants on the date of amendment or settlement, respectively, has been reclassified to equity.

Registration Rights

In connection with securities purchase agreements the Company is required to keep the related registration statements continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations. The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”). If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price. As of June 30, 2016, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

Additionally, in connection with registered offerings of common stock and warrants the Company has entered into certain securities purchase agreements which require the Company to use commercially reasonable efforts to keep the applicable registration statements effective for the issuance of shares of common stock pursuant to the exercise of warrants issued in the offering as long as the warrants remain outstanding.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2016.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

April 2016 Underwritten Registered A Warrants	3,626,942	$3.04	August 20, 2021
October 2015 Incremental Series A Warrants	300,006	2.13	October 20, 2021
October 2015 Registered Direct Series A Warrants	86,365	2.13	April 1, 2021
October 2015 Placement Agent	3,750	28.30	October 1, 2020
August 2014 Public (1)	504,019	46.80	August 20, 2019
February 2013 Public Offering (2)	38,750	2.13	February 20, 2018
February 2013 Placement Agents	3,854	125.00	February 4, 2018
November 2012 Private Placement	5,000	250.00	November 2, 2017
June 2012 Public Offering	14,910	250.00	June 13, 2017
December 2011 Underwritten Offering	46,246	120.00	December 6, 2016
Total	4,629,842

(1)	These warrants have a certain type of cash settlement feature and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued to the underwriter.
(2)	These warrants’ exercise prices are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3.

4. NOTES PAYABLE

The notes payable balance at June 30, 2016 consists of two notes with original principal amounts that totaled $450,000 from the Wisconsin Economic Development Corporation dated September 15, 2010. These notes bear interest at 2% per annum, and the final payment is due on April 1, 2017.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Employee and director stock option grants:
Research and development	$13,335	$40,296	$24,370	$83,653
General and administrative	106,606	29,101	198,855	174,436
	119,941	69,397	223,225	258,089

Non-employee consultant stock option grants:
Research and development	28	2,358	(338)	5,456

Total stock-based compensation	$119,969	$71,755	$222,887	$263,545

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively, for the six months ended June 30, 2016 and for the year ended December 31, 2015. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Volatility	109%	105-107%
Risk-free interest rate	1.39%	1.70-1.95%
Expected life (years)	6.0	6.0
Dividend	0%	0%
Weighted-average exercise price	$1.48	$2.65-2.69
Weighted-average grant-date fair value	$1.19	$2.17-2.20

Exercise prices for all grants made during the six months ended June 30, 2016 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	70,933	$78.63
Granted	332,800	$1.48
Expired	(4,085)	$145.19
Forfeited	(1,766)	$140.86
Outstanding at June 30, 2016	397,882	$13.19

Vested, June 30, 2016	31,295	$121.37	6.40	$—
Unvested, June 30, 2016	366,587	$3.95	9.78	$652,288
Exercisable at June 30, 2016	31,295	$121.37	6.40	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2016, there was approximately $1,128,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $258,000, $400,000, $333,000 and $137,000 during 2016, 2017, 2018 and 2019 respectively. The Company expects 359,327 unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2016 was $88.67 and $3.21, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (NOLs), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2016 or 2015 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, including warrants that are exercisable for little or no additional consideration. Diluted net loss per share is computed by dividing net loss, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the three months and six months ended June 30, 2016 and 2015, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Six Months Ended June 30,
	2016	2015
Warrants	4,629,842	660,409
Stock options	397,882	89,511

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9.  RELATED PARTY TRANSACTIONS

The Company’s former Chief Scientific Officer and principal founder of Cellectar, resigned after the end of the second quarter of 2016, continues to be a shareholder of the Company, and is a faculty member at our research partner the University of Wisconsin-Madison (“UW”). During the six months ended June 30, 2016, the Company incurred approximately $159,000 in expenses from UW for costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $84,000 as of June 30, 2016.

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

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of drug payloads, enhancing or maintaining efficacy while reducing adverse events by minimizing drug delivery to healthy cells, increasing delivery to cancer cells and a broad range of cancerous tumors. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead PDC radiotherapeutic product candidate and is currently being evaluated in a Phase 1 study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is an incurable cancer of plasma cells. This cancer type was selected for both clinical and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting and the receipt of an orphan drug designation. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced performance results from the first patient cohort in January of 2016. The study’s Data Monitoring Committee (DMC), unanimously agreed to advance CLR 131 into the second cohort. Patient enrollment is currently ongoing and the company plans to provide a study update in the third quarter of 2016. The primary goals of the Phase 1 study are to assess the compound’s safety, identify the optimal Phase 2 dose, and possibly obtain an early evaluation of low dose drug activity.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells to increase the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer targeting selectivity. In December 2015, the company initiated a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s natural product derived chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a broad-spectrum, cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. In October, 2015, the company was awarded a national Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance its PDC delivery platform through CLR 125 preclinical and clinical research. The collaboration is designed to further explore the targeted delivery of radioisotopes for improved cancer therapy outcomes. The grant is awarded in two installments with up to $2.3 million in funding. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope Iodine-125 (which has a 60-day half-life), which may provide an excellent tumor kinetics match with Cellectar’s proprietary delivery vehicle. Ongoing pre-clinical research includes: chemistry, manufacturing and controls of CLR 125; biodistribution and toxicity studies of CLR 125 in pre-clinical models; and efficacy and dose-response studies.

•	CLR 124 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. We are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, broad-spectrum, cancer-targeting NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. As a result, Cellectar is working to identify the optimal clinical development and value optimizing strategic pathway. Based on our assessment, the Company believes that product will be similarly treated post marketing approval regardless of regulatory pathway.

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

Six Months Ended June 30, 2016 and 2015

Research and Development.  Research and development expense for the six months ended June 30, 2016 was approximately $2,005,000 (comprised of $378,000 in clinical project costs, $135,000 of manufacturing and related costs and $1,492,000 in general unallocated research and development costs) compared to approximately $3,027,000 (comprised of $728,000 in clinical project costs, $26,000 of preclinical project costs, $401,000 of manufacturing and related costs and $1,872,000 in general unallocated research and development costs) for the six months ended June 30, 2015.  The overall decrease in research and development expense of approximately $1,022,000, or 34%, was due primarily to the following items: a decrease in personnel and related travel which was related to the restructuring implemented in 2015 of approximately $400,000; reductions in lab supplies expense and purchased services related to the closure of the glioma trial of approximately $415,000; reduced costs related to the SBIR funding of approximately $110,000; and an overall reduction in equipment and building repairs and maintenance of approximately $50,000.

General and Administrative.  General and administrative expense for the six months ended June 30, 2016 was approximately $2,329,000 compared to approximately $1,761,000 in the six months ended June 30, 2015.  The approximately $568,000 or 32% increase was due primarily to an approximately $231,000 increase in purchased services and consulting fees, an increase in personnel costs of approximately $278,000 along with an increase of approximately $59,000 in public company related expenses.

Restructuring Costs. The Company recorded approximately $91,000 of restructuring expenses related primarily to the elimination of certain positions in the six months ended June 30, 2015. The Company did not incur restructuring costs in the six months ended June 30, 2016.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $3,023,000 and $292,000 in the six month periods ended June 30, 2016 and 2015, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain a certain type of cash settlement feature, or “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net. Interest income, net, for the six months ended June 30, 2016 was approximately $2,000, consisting of approximately $3,000 of interest income offset by approximately $1,000 for interest expense related to the Company’s outstanding debt with the Wisconsin Economic Development Corporation (the “WEDC”). For the six months ended June 30, 2015 the approximately $2,000 of interest expense, net included approximately $3,000 of interest expense related to the accrual of interest on the outstanding debt with the WEDC, partially offset by interest income.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of June 30, 2016, we had approximately $7,922,000 in cash and cash equivalents. To date, we have raised capital aggregating approximately $155 million.

During the six months ended June 30, 2016, we reported a net loss of approximately $1,308,000, while using approximately $3,720,000 of cash in operations. Net loss included an approximately $3,023,000 gain on the revaluation of derivative warrants, which was partially offset by approximately $223,000 in stock-based compensation expense and approximately $181,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital generated cash of $207,000, which was the result of $141,000 from the timing of payments for accounts payable and accrued expenses and a reduction in prepaid and other assets of approximately $67,000.

During the six months ended June 30, 2016, we purchased approximately $4,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2016, we generated an operating loss of approximately $4,334,000 and we expect that we will continue to generate operating losses for the foreseeable future. At June 30, 2016, our consolidated cash balance was approximately $7,922,000. We believe this cash balance is adequate to fund operations into the first quarter of 2017. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

On August 14, 2015 we received a notice from Nasdaq of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than the required minimum of $2.5 million. We did not satisfy the terms of the initial compliance plan approved by Nasdaq. On February 11, 2016, Nasdaq issued a second notice of noncompliance. At a hearing on March 31, 2016, the Company requested, and Nasdaq granted, an extension through May 16, 2016, to effect transactions to allow us to regain compliance and to report the same. On April 20, 2016, we closed the 2016 Underwritten Offering, and on May 16, 2016, Nasdaq issued a determination that the Company had evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market and, accordingly, the listing qualifications matter had been closed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2016, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the material weakness described below.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016 our management, including our principal executive officer and principal financial officer, concluded that we did not maintain effective internal control over financial reporting, due to a material weakness in our internal control over financial reporting, described below. As a consequence of this material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

On March 11, 2016 our Annual Report on Form 10-K for the year ended December 31, 2015 was filed. At that time, our principal executive officer and principal financial officer had concluded that our internal control over financial reporting was not effective as of December 31, 2015. This material weakness has not been fully remediated as of June 30, 2016. Notwithstanding this material weakness, management has concluded that our condensed consolidated financial statements included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented therein.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has experienced a decline in stock price, which has added complexity to its financial reporting. The market pressures have added to the accounting complexity with issues such as goodwill, fixed asset impairment, derivative accounting, and other related issues. Due to the added accounting complexities, limited resources, and the challenge of performing multiple functions for a development stage business with limited capital resources; Cellectar management determined that the internal control over financial reporting for complex transactions may not always operate at the appropriate level of precision required to prevent or detect material misstatements of the Company’s financial statements on a timely basis. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhance access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control of financial reporting, other than as described regarding the remediation of the material weakness.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have identified the changes described above as changes in the internal control over the financial reporting process that occurred during the Company’s fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2016, our consolidated cash balance was approximately $7,922,000. We believe our cash balance at June 30, 2016, is adequate to fund operations into the first quarter of 2017. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2016, we had a stockholders’ equity of approximately $9,829,000. The operating loss for the six months ended June 30, 2016 was approximately $4,334,000 and we may never achieve profitability.

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1
3.1.1	Amendment to the Second Amended and Restated Certificate Articles of Incorporation		8-K	June 13, 2014	3.1
3.1.2	Amendment to Second Amended and Restated Certificate of Incorporation		8-K	March 4, 2016	3.1
3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1
10.1	Form of Underwriting Agreement		S-1/A	April 14, 2016	1.1
10.2	Form of Series A Warrant		S-1/A	April 14, 2016	4.2
10.3	Form of Series B Pre-Funded Warrant		S-1/A	April 14, 2016	4.3
10.4	Form of Warrant Agency Agreement		S-1/A	April 14, 2016	4.4
10.5	Amendment and Exchange Agreement dated April 13, 2016		S-1/A	April 14, 2016	10.43
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 11, 2016	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer