Form 10-K/A
period 2015-12-31
Cellectar Biosciences, Inc.
filed 2016-10-20
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 14, 2016, there were 5,368,235 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

EXPLANATORY NOTE

On July 25, 2016, the Audit Committee of Cellectar Biosciences, Inc.’s (the “Company”) Board of Directors engaged Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm for the year ending December 31, 2016. The Company’s prior auditors were discharged on July 11, 2016, as reported in the Company’s Form 8-K dated July 14, 2016.

On September 20, 2016, the Audit Committee of the Company’s Board of Directors engaged Baker Tilly to re-audit the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014 in order to replace the report issued by the predecessor auditors. The audit of our consolidated financial statements by Baker Tilly for these two years did not find any material misstatements so as to warrant any restatements of the previously issued financial statements audited by the predecessor auditors for the same periods.

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Original Report”) and as amended by Amendment No. 1 to our Annual Report on Form 10-K, as filed with the SEC on July 18, 2016, to include the new audit report of Baker Tilly on the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014, to update Note 17 to the financial statements to reflect certain events occurring subsequent to the filing of our Original Report, and to file certain exhibits in Item 15.

Other than the changes outlined above, there are no changes to the Original Report as amended, and this Amendment No. 2 does not change the other disclosures contained in the Original Report as heretofore amended. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report as heretofore amended and our other filings with the SEC. In addition, except as specifically described above, this Amendment No. 2 does not reflect events occurring after the filing of the Original Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

TABLE OF CONTENTS

Page
PART II	3
Item 8. Financial Statements

PART IV
Item 15. Exhibits	26

PART II

Item 8.	Financial Statements

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cellectar Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellectar Biosciences, Inc. and Subsidiary as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred losses since its inception and, as of December 31, 2015 has an accumulated deficit of $64,606,700. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Madison, Wisconsin

October 20, 2016

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

In February 2014, the Company exercised its option to extend the lease for an additional two-year term that commenced on September 15, 2014 and continues through September 14, 2016 (see Note 17).

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

On August 14, 2015 we received a notice from NASDAQ of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. We have requested, and the NASDAQ has granted, a hearing to be conducted in March 2016, at which the Company will request an extension of time to effect transactions to allow us to regain compliance and to report the same. There can be no assurance that NASDAQ will grant the extension we are seeking as a result of the hearing, or that we will be able to effect such transactions on a timely basis or at all. The delisting of our common stock from NASDAQ may make it more difficult for us to raise capital on favorable terms in the future (see Note 17).

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

17. SUBSEQUENT EVENTS

Reverse Stock Split

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

2016 Underwritten Offering

On April 15, 2016 the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co., Inc. in connection with the Company's Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 1,378,364 shares of common stock, Series B pre-funded warrants to purchase 1,908,021 shares of common stock and Series A warrants to purchase 3,286,385 shares of common stock, plus up to an additional 492,957 shares of common stock and Series A warrants to purchase up to an additional 492,957 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series A warrant to purchase one share of common stock was $2.13. The public offering price of a Series B pre-funded warrant to purchase one share of common stock together with a Series A warrant to purchase one share of common stock was $2.12. The Series B pre-funded warrants have an exercise price of $0.01 per share, are immediately exercisable and do not expire. The Series A warrants have an exercise price of $3.04 per share, are exercisable for five years from the date of issuance, and are callable by the Company under certain circumstances.

On April 20, 2016 the Company closed on its underwritten public offering (the “2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter's over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

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

Nasdaq Listing

At a hearing on March 31, 2016, the Company requested, and Nasdaq granted, an extension through May 16, 2016, to effect transactions to allow us to regain compliance with Nasdaq’s continuing listing rules and to report the same. On April 20, 2016, the Company closed the 2016 Underwritten Offering, and on May 16, 2016, Nasdaq issued a determination that the Company had evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market and, accordingly, the listing qualifications matter had been closed.

Real Property Lease

In March 2016, the Company exercised its option to extend the lease for its primary office and manufacturing space for an additional two-year term that commenced on September 15, 2016 and continues through September 14, 2018.

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
October 20, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer (Principal Executive Officer)
October 20, 2016

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
October 20, 2016

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
October 20, 2016

By:	/s/ John Neis
John Neis
Title: Director
October 20, 2016

By:	/s/ Stefan Loren
Stefan Loren
Title: Director
October 20, 2016