Form 10-Q
period 2016-09-30
Cellectar Biosciences, Inc.
filed 2016-11-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,368,235 shares of common stock, $0.00001 par value per share, as of November 7, 2016.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,645,968	$3,857,791
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	437,601	267,783
Total current assets	6,138,569	4,180,574
FIXED ASSETS, NET	1,464,410	1,728,471
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	17,572	11,872
TOTAL ASSETS	$9,296,013	$7,596,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$147,939	$243,590
Accounts payable and accrued liabilities	1,087,440	675,924
Derivative liability	187,650	4,781,082
Capital lease obligations	2,654	2,449
Total current liabilities	1,425,683	5,703,045
LONG-TERM LIABILITIES:
Notes payable, less current maturities	—	86,632
Deferred rent	147,800	148,924
Capital lease obligation, less current portion	5,958	7,975
Total long-term liabilities	153,758	243,531
TOTAL LIABILITIES	1,579,441	5,946,576
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 5,368,235 and 858,140 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	54	9
Additional paid-in capital	75,918,419	66,256,494
Deficit accumulated	(68,201,901)	(64,606,700)
Total stockholders’ equity	7,716,572	1,649,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,296,013	$7,596,379

  See accompanying notes to the condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

COSTS AND EXPENSES:
Research and development	$1,305,610	$1,167,768	$3,310,248	$4,194,727
General and administrative	1,162,278	834,888	3,491,259	2,595,979
Restructuring costs	—	89,848	—	180,348
Total costs and expenses	2,467,888	2,092,504	6,801,507	6,971,054

LOSS FROM OPERATIONS	(2,467,888)	(2,092,504)	(6,801,507)	(6,971,054)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	177,912	233,649	3,201,004	526,024
Interest income (expense), net	3,116	617	5,303	(913)
Total other income (expense), net	181,028	234,266	3,206,307	525,111
NET LOSS	$(2,286,860)	$(1,858,238)	$(3,595,200)	$(6,445,943)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.43)	$(2.46)	$(1.02)	$(8.53)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	5,368,235	756,370	3,541,000	756,308

See accompanying notes to the condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net loss	$(3,595,200)	$(6,445,943)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	269,317	271,508
Stock-based compensation expense	397,132	428,561
Loss on disposal of fixed assets	—	858
Gain on revaluation of derivative warrants	(3,201,004)	(526,024)
Changes in:
Accounts payable and accrued liabilities	411,516	(354,067)
Prepaid expenses and other current assets	(208,387)	(95,014)
Other assets and liabilities	(6,824)	1,475
Cash used in operating activities	(5,933,450)	(6,718,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(5,258)	(39,787)
Cash used in investing activities	(5,258)	(39,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	(182,283)	(59,701)
Proceeds from issuance of common stock, net of underwriting issuance costs	7,371,121	—
Cash paid for common stock issuance costs	(150,633)	—
Change in deferred issuance costs	38,569	(129,656)
Proceeds from exercise of warrants	652,516	—
Reverse stock split fractional shares redeemed	(594)	—
Payments on capital lease obligations	(1,811)	(2,310)
Cash provided by (used in) financing activities	7,726,885	(191,667)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,788,177	(6,950,100)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,857,791	9,422,627
CASH AND EQUIVALENTS AT END OF PERIOD	$5,645,968	$2,472,527
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3,702	$43,597
Reclassification to equity for warrants that are no longer derivative instruments	$1,392,000	$—

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

The accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the nine months ended September 30, 2016, generated an operating loss of approximately $6,802,000. The Company expects that it will continue to generate operating losses for the foreseeable future. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2016 and consolidated results of its operations for the three months and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. The results for the nine months ended September 30, 2016 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2015, which was filed with the SEC on October 20, 2016, as amended.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at September 30, 2016 and December 31, 2015 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the nine months ended September 30, 2016 and 2015.

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the nine months ended September 30, 2016 and 2015.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 at September 30, 2016 and 747,592 at December 31, 2015. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At September 30, 2016 and December 31, 2015, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The Series A Warrants issued on October 1, 2015 were previously considered financial instruments; however, they were amended on April 20, 2016 in such a manner that they no longer contain a price protection clause, which was the characteristic that had initially resulted in their being accounted for as derivative financial instruments at fair value. As a result, they have been removed from the financial instruments table below for the period ended September 30, 2016.

The Series B Warrants issued on October 1, 2015 were all exercised by the holders during the nine months ended September 30, 2016; therefore, they have been removed from financial instruments table presented below as of June 30, 2016. See Note 3 for further discussion of the warrants issued as part of the October 1, 2015 offering.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$66,650	$66,650
August 2014 Warrants	—	121,000	—	121,000
Total	$—	$121,000	$66,650	$187,650

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$209,000	$209,000
August 2014 Warrants	—	2,714,000	—	2,714,000
October 2015 Warrants	—	—	1,858,000	1,858,000
Total	$—	$2,714,000	$2,067,000	$4,781,000

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

The following table summarizes the modified option-pricing assumptions used:

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
Volatility	92.72-120.0%	87.3-90.0%
Risk-free interest rate	0.53-0.73%	0.82-1.10%
Expected life (years)	1.39-1.89	2.14-2.89
Dividend	—%	—%

To estimate the value of the October 2015 Warrants considered to be derivative instruments, the Company used a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates were based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants were also classified within the Level 3 hierarchy.

As is noted above, none of the October 2015 Warrants are considered financial instruments as of September 30 2016; however, they were considered financial instruments for a portion of the current fiscal year, and the following table summarizes the modified option-pricing assumptions used during the period they were outstanding:

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
Volatility	89.73%	97.57%
Risk-free interest rate	1.65%	1.70%
Expected life (years)	4.50	4.75
Dividend	—%	—%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
Beginning balance – Fair value	$2,067,000	$1,127,500
Fair value of warrants issued in connection with the October 2015 offering	—	3,272,000
Gain on derivatives resulting from change in fair value or extinguishment	(2,000,350)	(2,332,500)
Ending balance – Fair value	$66,650	$2,067,000

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

In a concurrent private placement (the “2015 Private Placement” and, together with the 2015 Registered Offering, the “2015 Offerings”), the Company issued a Series A warrant (the “Series A Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase one share of our common stock for each share of common stock purchased or pre-funded in the Registered Offering. The Series A Warrants cover, in the aggregate, 150,003 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $28.30 per share and expire five years from the date they become exercisable. The Offerings resulted in gross proceeds of $3,300,000 and net proceeds of approximately $2,868,000. The placement agent received a warrant to purchase up to 3,750 shares of our common stock at $28.30 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity.

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

Warrant Restructuring

On April 13, 2016, the Company entered into an exchange and amendment agreement (the “Warrant Restructuring Agreement”) pursuant to which the Company agreed to exchange the 2015 Pre-Funded Warrants relating to 48,273 shares of the Company’s common stock for shares of a newly designated Series Z Convertible Preferred Stock (the “Series Z Preferred Stock”) having an aggregate stated value equal to approximately $1,062,000, which was the aggregate purchase price of the 2015 Pre-Funded Warrants. The exchange of the 2015 Pre-Funded Warrants for shares of Series Z Preferred Stock was conditioned upon the Company obtaining the approval of its stockholders as required by the applicable rules and regulations of the Nasdaq Stock Market. The Company agreed to hold a meeting of stockholders to obtain their approval of the issuance of the Series Z Preferred Stock and the shares of common stock issued upon conversion on June 29, 2016; however, prior to that date, the holders of all the 2015 Pre-Funded Warrants chose to exercise them, eliminating the need for the exchange.

Pursuant to the Warrant Restructuring Agreement, the Company also agreed with the holders of 2015 Series A Warrants that upon the consummation of the 2016 Underwritten Offering, the exercise price of the 2015 Series A Warrants would be reduced to the public offering price per share of the shares of common stock sold in this offering and that the warrants would be amended such that the exercise price would no longer be subject to adjustment in connection with future equity offerings we may undertake. In consideration of this amendment, the Company agreed to issue to each of those holders a new warrant to purchase an additional number of shares of common stock equal to twice the number of shares of common stock underlying the 2015 Series A Warrants held by them. The new warrants have an exercise price equal to $2.13 (the public offering price of the shares of common stock sold in the 2016 Underwritten Offering), become exercisable on October 20, 2016, and expire on the fifth anniversary of that date.

Registration Rights

In connection with securities purchase agreements the Company is required to keep the related registration statements continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations. The Company will be allowed to suspend the use of the registration statement for not more than 30 consecutive days on not more than two occasions in any 12-month period (the “Allowed Delay”). If the Company suspends the use of the registration for longer than the Allowed Delay, it may be required to pay to the purchasers liquidated damages equal to 1.5% per month (pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the units purchased until the use of the registration statement is no longer suspended, not to exceed 5% of the aggregate purchase price. As of September 30, 2016, and through the date of this filing, the Company has not concluded that it is probable that damages will become due; therefore, no accrual for damages has been recorded.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2016.

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

4. NOTES PAYABLE

The notes payable balance at September 30, 2016 consists of two notes with original principal amounts that totaled $450,000 from the Wisconsin Economic Development Corporation dated September 15, 2010.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Employee and director stock option grants:
Research and development	$22,281	$25,749	$46,651	$109,402
General and administrative	151,965	142,319	350,819	316,755
	174,246	168,068	397,470	426,157

Non-employee consultant stock option grants:
Research and development	—	(3,052)	(338)	2,404

Total stock-based compensation	$174,246	$165,016	$397,132	$428,561

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% and 0% was applied to all unvested options for employees and directors, respectively, for the nine months ended September 30, 2016 and for the year ended December 31, 2015. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Volatility	104-105%	105-107%
Risk-free interest rate	1.29-1.39%	1.70-1.95%
Expected life (years)	6.0	6.0
Dividend	0%	0%
Weighted-average exercise price	$1.97	$2.65-2.69
Weighted-average grant-date fair value	$1.59	$2.17-2.20

Exercise prices for all grants made during the nine months ended September 30, 2016 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	70,933	$78.63
Granted	475,300	$1.97
Expired	(8,542)	$143.75
Forfeited	(49,549)	$3.22
Outstanding at September 30, 2016	488,142	$10.51

Vested, September 30, 2016	52,738	$64.84	7.60	$29,182
Unvested, September 30, 2016	435,404	$3.92	9.60	$321,122
Exercisable at September 30, 2016	52,738	$64.84	7.60	$29,182

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2016, there was approximately $1,237,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $174,000, $527,000, $374,000 and $162,000 during 2016, 2017, 2018 and 2019 respectively. The Company expects 428,093 unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2016 was $46.68 and $3.19, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2016 or 2015 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax asset.

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, including warrants that are exercisable for little or no additional consideration. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Nine Months Ended September 30,
	2016	2015
Warrants	4,629,842	6,597,483
Stock options	488,142	788,383

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9.  RELATED PARTY TRANSACTIONS

The Company’s former Chief Scientific Officer and principal founder of Cellectar, who resigned after the end of the fiscal period ended June 30, 2016 and continues to be a shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”).  During the nine months ended September 30, 2016, the Company incurred approximately $199,000 in expenses from UW for costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $17,000 as of September 30, 2016.

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

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of drug payloads, enhancing or maintaining efficacy while reducing adverse events by minimizing drug delivery to healthy cells, increasing delivery to cancer cells and a broad range of cancerous tumors. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, broad-spectrum, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead PDC radiotherapeutic product candidate and is currently being evaluated in a Phase 1 study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is an incurable cancer of plasma cells. This cancer type was selected for both clinical and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting and the receipt of an orphan drug designation. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced performance results from the first patient cohort in January of 2016. The DMC reviewed Cohort 2 patient data in September 2016, and unanimously agreed to our request to increase the dose by 33% and advance to Cohort 3; patients are currently being enrolled. In July 2016, the Company was awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance CLR 131. The funds will support a Phase 2 study the company plans to initiate in the first quarter of 2017 to further define the clinical benefits of CLR 131 in multiple myeloma and other hematologic malignancies.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, broad-spectrum, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells to increase the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer targeting selectivity. In December 2015, the company initiated a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s natural product derived chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a broad-spectrum, cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. In October 2015, the company was awarded a national Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance its PDC delivery platform through CLR 125 preclinical and clinical research. The collaboration is designed to further explore the targeted delivery of radioisotopes for improved cancer therapy outcomes. The grant is awarded in two installments with up to $2.3 million in funding. In July 2016, the second phase of the SBIR grant was applied to CLR 131, as described above. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope Iodine-125 (which has a 60-day half-life), which may provide an excellent tumor kinetics match with Cellectar’s proprietary delivery vehicle. Ongoing pre-clinical research includes: chemistry, manufacturing and controls of CLR 125; biodistribution and toxicity studies of CLR 125 in pre-clinical models; and efficacy and dose-response studies.

•	CLR 124 is a small-molecule, broad-spectrum, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. We are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, broad-spectrum, cancer-targeting NIR-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. This past June, after review of the Company's IND application, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. As a result, Cellectar is working to identify the optimal clinical development and value optimizing strategic pathway. Based on our assessment, the Company believes that product will be similarly treated post marketing approval regardless of regulatory pathway.

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

Nine Months Ended September 30, 2016 and 2015

Research and Development.  Research and development expense for the nine months ended September 30, 2016 was approximately $3,310,000 (comprised of $707,000 in clinical project costs, $200,000 of manufacturing and related costs and $2,403,000 in general unallocated research and development costs) compared to approximately $4,195,000 (comprised of $957,000 in clinical project costs, $26,000 of preclinical project costs, $489,000 of manufacturing and related costs and $2,723,000 in general unallocated research and development costs) for the nine months ended September 30, 2015.  The overall decrease in research and development expense of approximately $885,000, or 21%, was due primarily to the following items: a decrease in personnel and related travel of approximately $417,000 as a result of our continuing efforts to drive operational efficiencies; reductions in raw materials and purchased services related to the closure of the glioma trial of approximately $328,000; reduced costs related to the SBIR funding of approximately $79,000; and an overall reduction in equipment and building repairs and maintenance of approximately $27,000.

General and Administrative.  General and administrative expense for the nine months ended September 30, 2016 was approximately $3,491,000 compared to approximately $2,596,000 in the nine months ended September 30, 2015.  The approximately $895,000 or 34% increase was primarily related to the following items: an increase of approximately $240,000 in consulting fees; an increase of approximately $270,000 in professional fees; an increase of approximately $100,000 in investor relations; an increase in personnel costs of approximately $214,000 primarily due to higher incentive compensation; an increase of approximately $79,000 in public company expenses and general business insurance.

Restructuring Costs. The Company recorded approximately $180,000 of restructuring expenses related primarily to the elimination of executive and other positions in the nine months ended September 30, 2015. The Company did not incur restructuring costs in the nine months ended September 30, 2016.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $3,201,000 and $526,000 in the nine month periods ended September 30, 2016 and 2015, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain a certain type of cash settlement feature, or “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest expense, net. Interest income, net, for the nine months ended September 30, 2016 was approximately $5,000, consisting of approximately $6,000 of interest income offset by approximately $1,000 for interest expense related to the Company’s outstanding debt with the Wisconsin Economic Development Corporation (the “WEDC”). For the nine months ended September 30, 2015 the approximately $1,000 of interest expense, net included approximately $3,500 of interest expense related to the accrual of interest on the outstanding debt with the WEDC, partially offset by interest income.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities. As of September 30, 2016, we had approximately $5,646,000 in cash and cash equivalents. To date, we have raised capital aggregating approximately $155 million.

During the nine months ended September 30, 2016, we reported a net loss of approximately $3,595,000, while using approximately $5,933,000 in cash in operations. The net loss included an approximately $3,201,000 gain on the revaluation of derivative warrants, which was partially offset by approximately $397,000 in stock-based compensation expense and approximately $269,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used cash of $196,000, which was the result of $412,000 from the timing of payments of accounts payable and accrued expenses, partially offset by increased prepaid and other assets of approximately $215,000.

During the nine months ended September 30, 2016, we purchased approximately $5,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2016, we generated an operating loss of approximately $6,802,000 and we expect that we will continue to generate operating losses for the foreseeable future. At September 30, 2016, our consolidated cash balance was approximately $5,646,000. We believe this cash balance is adequate to fund operations into the first quarter of 2017. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2016, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the material weakness described below.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of record that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation and the identification of the material weakness in internal control over financial reporting below, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

On October 20, 2016 our Annual Report on Form 10-K/A for the year ended December 31, 2015 was filed. At that time, our principal executive officer and principal financial officer had concluded that our internal control over financial reporting was not effective as of December 31, 2015. This material weakness has not been fully remediated as of September 30, 2016. Notwithstanding this material weakness, management has concluded that our condensed consolidated financial statements included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented therein.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At September 30, 2016, our consolidated cash balance was approximately $5,646,000. We believe our cash balance at September 30, 2016, is adequate to fund operations into the first quarter of 2017. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of September 30, 2016, we had a stockholders’ equity of approximately $7,717,000. The operating loss for the nine months ended September 30, 2016 was approximately $6,802,000 and we may never achieve profitability.

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1

3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 13, 2014	3.1

3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 19, 2015	3.2

3.1.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	March 4, 2016	3.1

3.2	Amended and Restated By-laws		8-K	June 1, 2011	3.1

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 10, 2016	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

