Form 10-K
period 2016-12-31
Cellectar Biosciences, Inc.
filed 2017-03-15
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016, was $15,546,894.

As of March 10, 2017, there were 12,837,882 shares of the registrant’s $0.00001 par value common stock outstanding.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar Bio”, “we”, “us”, “our”) contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this annual report on Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this annual report on Form 10-K. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

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

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of drug payloads, enhancing or maintaining efficacy while reducing adverse events by minimizing drug delivery to healthy cells, increasing delivery to cancer cells and a broad range of cancerous tumors. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in a Phase 1 clinical study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is the second most common hematologic cancer and an incurable cancer of plasma cells. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting and the receipt of an orphan drug designation. The primary goals of the Phase 1 study are to assess the compound’s safety and tolerability in patients with relapsed or refractory multiple myeloma. Secondary objectives includes establishment of a recommended Phase II dose, both with and without dexamethasone, as well as an assessment of therapeutic activity, including surrogate efficacy markers, progression free survival (PFS) and overall survival. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced positive performance results from the first patient cohort in January 2016. The study’s Data Monitoring Committee (DMC), unanimously agreed to allow us to increase the dose of CLR 131 by 50% and advance into the second cohort. The DMC reviewed Cohort 2 patient data in September 2016, and unanimously agreed to allow us to increase the dose by 33% and advance to Cohort 3. In July 2016, the Company was awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance CLR 131. The funds will support a Phase 2 study the Company plans to initiate in the first half of 2017 to further define the clinical benefits of CLR 131 in multiple myeloma and other hematologic malignancies.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells increasing the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer targeting selectivity. In December of 2015, the company entered into a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies.

•	CLR 124 is a small-molecule, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, cancer-targeting near-infrared (NIR)-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. In June 2015, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. Cellectar is working to identify the optimal clinical development and value optimizing strategic pathway. Based on our assessment, the Company believes that product will be similarly treated subsequent to marketing approval regardless of the regulatory pathway.

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

The Company is focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

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

Our core technology platform is based on research conducted by Cellectar, Inc.’s founder and former Chief Scientific Officer, beginning in 1994 at the University of Michigan (U. Mich.), where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated. Our founder had continued his research at the University of Wisconsin (U. Wisc.) between 1998 and the subsequent founding of Cellectar, Inc. in 2002 to further develop and commercialize the technology. The Company obtained exclusive rights to the related technology patents owned by U. Mich. in 2003 and continued development of the PDC platform while obtaining ownership of numerous additional patents and patent applications (lasting until 2025, 2028, 2030 and 2034 without extensions).

Products in Development

CLR 131

CLR 131 is a small-molecule, cancer-targeting molecular radiotherapeutic PDC that we believe has the potential to be the first radiotherapeutic agent to use PLEs to target cancer cells. CLR 131 is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid and other cancer types. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides CLR 131 with anti-cancer activity. Selective uptake and retention has been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting cancer activity.

Pre-clinical experiments in tumor models have demonstrated selective killing of cancer cells along with a safe and tolerable product profile. CLR 131’s anti-tumor/survival-prolonging activities have been demonstrated in more than a dozen models including breast, prostate, lung, brain, pancreatic, ovarian, uterine, renal, and colorectal cancers as well as, melanoma and multiple myeloma. In all but two models, a single administration of a well-tolerated dose of CLR 131 was sufficient to demonstrate efficacy. Moreover, efficacy was also seen in a model employing human uterine sarcoma cells that have known resistance to many standard chemotherapeutic drugs. CLR 131 was also tested in combination with a standard efficacious dose of gemcitabine in a pancreatic cancer model. Single doses of CLR 131 or gemcitabine given alone were equally efficacious, while the combination therapy was significantly more efficacious than either treatment alone (additive). In each study, the dose of CLR 131 was ~100 µCi, which is approximately 50-fold less than the maximum tolerated dose (MTD) of CLR 131 determined in a six-month rat radiotoxicity study.

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

The primary objective of the multicenter Phase 1b dose-escalation trial in patients with a range of advanced solid tumors was to define the MTD of CLR 131. In addition to determining the MTD, the Phase 1b trial was intended to evaluate overall tumor response (using standard RESIST 1.1 criteria) and safety. In September 2012, we announced that we had successfully completed the second cohort in this Phase 1b dose-escalation trial. The second two-patient cohort was successfully dosed with 25 mCi/m2 of CLR 131, triggering enrollment into the third cohort at 37.5 mCi/m2. Data from the second cohort indicated CLR 131 was well-tolerated, without any dose limiting or sub-dose limiting toxicities, enabling enrollment of the third cohort. One patient in the third cohort post-treatment with CLR 131 was diagnosed with a brain metastasis. Subsequently, they were treated with large dose external beam radiation and then experienced a dose-limiting hematologic toxicity. Due to this and that the other patient also experienced a hematologic toxicity (which resolved within seven days), the Company elected to initiate a five-patient, fourth cohort at a dose midway between those used in the second and third cohorts, as per trial protocol. Four patients were enrolled in the fourth cohort and we ended enrollment in November 2013. Complete study results, including data from the fourth cohort of this trial were completed in the first quarter 2014. The results of the trial were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June, 2014.

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

In view of CLR 131’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are initially developing CLR 131 as a monotherapy for cancer indications with significant unmet medical need. While a number of indications were evaluated as the initial target treatment, multiple myeloma was selected principally because it is an incurable hematologic disease that is highly radiosensitive, with significant unmet medical need in the relapse or refractory clinical setting, and is designated as an orphan disease; All of which may provide an accelerated regulatory pathway due to CLR 131’s unique benefits versus existing therapeutic treatment options such as a novel mechanism of action and single dose treatment. The Investigational New Drug (IND) application was accepted by the FDA in September 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. We initiated our Phase 1 Study of CLR 131 for the treatment of Relapsed or Refractory multiple myeloma in April 2015, and provided a performance update on the first patient cohort and initiated the second study cohort in January 2016. CLR 131 is being evaluated as a monotherapy and will subsequently be explored as a combination therapy with chemotherapeutic agents, immunomodulatory agents and in combination with external beam radiotherapy. CLR 131 will also be evaluated in a Phase 2 clinical study examining relapse refractory multiple myeloma patients as well as selected other hematological malignancies. The company expects all patients to receive a 25 mCi/m2 dose infused over approximately 30 minutes with the option of a second 25 mCi/m2 dose 75-180 days later based on physician assessment. This study is partially funded through a $2,000,000 Fast Track NCI SBIR award. The SBIR award was granted to the company in July 2016.

CTX Product Portfolio

The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells increasing the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to demonstrate formulation stability and further explore the PDC’s cancer-targeting selectivity. In December of 2015, the company entered into a research collaboration for our PDC technology with Institut de Recherche Pierre Fabre (IRPF), the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing IRPF’s natural product derived chemotherapeutics in combination with our proprietary cancer-targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer-targeted delivery vehicle.

CLR 125

CLR 125 is a cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. CLR 125 uses the radioisotope iodine-125. CLR 125 research has recently been funded through an NCI SBIR award. The feasibility and safety of CLR 125 was being investigated for the treatment of triple-negative breast cancer (TNBC) in the (neo) adjuvant setting. This program was successfully completed on June 30, 2016 showing appropriate biodistribution, tolerability, and dose response.

Additional Assets

CLR 124

CLR 124 is a small-molecule, cancer-targeting imaging agent that we believe has first-in-class potential for selective detection of primary tumors and metastases in a broad range of cancers. Chemically, CLR 124 is comprised of our proprietary PLE, 18-(p-[I-124] iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-124, a PET imaging radioisotope with a radiation half-life of four days. PET imaging used in conjunction with CT scanning has now become the imaging method of choice in much of oncology. In pre-clinical studies to date, CLR 124 selectively illuminated malignant tumors in over 60 animal models of different cancer types, demonstrating cancer-selective uptake and retention. Investigator-sponsored Phase 1/2 clinical trials of CLR 124 as a PET imaging agent were conducted across multiple solid tumor indications and are now closed. These trials have demonstrated positive initial imaging results in multiple tumor types.  Based on positive initial CLR 124 imaging results in 29 primary and metastatic brain cancer patients, we believe CLR 124 has potential to address a significant unmet medical need for post-treatment efficacy assessment and differentiating tumor growth from pseudo-progression. In brain cancer, this has the potential to avoid unnecessary surgeries, biopsies and inappropriate treatment, resulting in better patient management and lower healthcare costs. We expect glioblastoma to be our lead indication for CLR 124 with additional development opportunities that could include brain metastases and other primary brain tumors.

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

A three-part investigator-sponsored Phase 1/2 trial of radiolabeled CLR 1404 for patients with advanced non-small cell lung cancer (NSCLC) was initiated in February 2004 at the University of Wisconsin Carbone Cancer Center (UWCCC). The first part of the trial evaluated imaging characteristics of CLR 131 in seven patients and the second part of the trial evaluated tumor accumulation in one patient. The third part of the trial evaluated tumor imaging with CLR 124 at increasing doses and is now closed. Dr. Anne M. Traynor at UWCCC was the principal investigator for this trial. We provided funding and the data was shared with us while the study progressed and at the conclusion of the study. A total of 11 patients were enrolled across four dose levels (1.5 mCi/m2, 3 mCi/m2, 5 mCi/m2 and 7.5 mCi/m2) in this part of the Phase 1/2 trial. With the 5 mCi/m2 dose level, we saw clear and sustained uptake of CLR 124 in cancerous tumors against low background and have not observed any adverse safety signals. In addition, in one patient, three brain metastases were detected with CLR 124 that were not identified with FDG PET, which following confirmation with current standard of care (SOC), prompted an alteration to the treatment plan for this patient. Having observed initial cancer-specific uptake with CLR 124 at a 7.5 mCi/m2 dose in NSCLC patients, study investigators continued exploration of dose and imaging time points in an effort to optimize dosing and results.

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

CLR 1502

CLR 1502 is a small-molecule, cancer-targeting, non-radioactive optical imaging agent that we believe has the potential to be the first of its kind for intraoperative tumor margin illumination and non-invasive tumor imaging. CLR 1502 is comprised of a proprietary PLE, acting as a cancer-targeting delivery and retention vehicle, covalently attached to a near-infrared (800nm) fluorophore. According to the American Cancer Society, the majority of cancer patients were expected to have some type of surgery and more than 1.6 million new cases of cancer were diagnosed in the U.S. alone in 2016. CLR 1502 may facilitate and enable diagnostic, staging, debulking and curative cancer surgeries, intraoperatively in real-time, by defining tumor margins and regional lymph node involvement, resulting in more complete tumor resections and improving outcome and prognosis. In this context, CLR 1502 could effectively act as an adjunct therapeutic agent. In pre-clinical tumor models, non-invasive optical imaging showed pronounced accumulation of CLR 1502 in tumors versus normal tissues and successfully delineated tumor margins during tumor resection. CLR 1502 may also have utility for non-invasive imaging of relatively superficial tumor types (e.g., melanoma, head & neck, colon, esophageal).

Market Overview

Our target market is broad and represents the market for the treatment and imaging of cancer. The American Cancer Society estimated that approximately 1.69 million new cancer cases were expected to be diagnosed in the U.S. in 2016 and approximately 596,000 people were expected to die of cancer, which is the equivalent of about 1,630 per day. The global market for cancer drugs reached $107 billion in annual sales (June 2015), and could reach $150 billion by 2020, according to a report dated June 2016 by the IMS Institute for Healthcare Informatics, a unit of drug data provider IMS Health. This growth will be driven by emerging targeted therapies, which are expected to change the cancer treatment landscape (Cowen), and an increased use of cancer drug combination regimens. The National Institutes of Health (NIH) estimated that the direct medical cost for treating cancer in 2010 (the latest figure available) was $124.6 billion in the U.S., and projects that by 2020, this cost will have risen to at least $158 billion.

According to the National Cancer Institute SEER data base, multiple myeloma is the second most common hematologic cancer with a U.S. incidence rate and a relapse or refractory patient population of 10,000 to 15,000. The Global Data Report for 2015 estimated the Multiple Myeloma dollar market size to be $8.9B in 2014 and is forecasted to increase to $22.4B in 2023.

Manufacturing

We maintain a current Good Manufacturing Practices compliant (cGMP) radiopharmaceutical manufacturing facility in Madison, Wisconsin, in which we manufacture drug substance for CLR 131, CLR 124, and CLR 1502 product candidates and also manufacture CLR 131 for clinical trials. This facility, consisting of approximately 19,500 square feet, contains offices, laboratories, a radiopharmaceutical research lab, a cGMP radiopharmaceutical manufacturing suite and a cGMP analytical laboratory for product release.  Our manufacturing facility holds a State of Wisconsin Department of Health Services Radioactive Materials License which authorizes the use and possession of radioactive material for both manufacturing and distribution activities. The facility also holds a State of Wisconsin DHS Radioactive Materials License that authorizes the use and possession of radioactive materials for research and development. The research and development license permits the use and possession of iodine-125, iodine-131 and iodine-124 in quantities sufficient to support in-house drug substance and CLR 131manufacturing for current clinical programs and other research needs. Each of these iodine isotopes is purchased from third party vendors.

Manufacturing of cGMP CLR 124 is currently conducted by our collaborator, the U. Wisc., using drug substance produced in our Madison manufacturing facility. The agreement contains standard provisions for the protection of data and intellectual property and may be terminated by either party with 60-days’ notice, pending the completion of any obligations by either party set forth in an outstanding statement of work. The proprietary contract manufacturing process is sufficient to provide materials for Phase 2 trials and is scalable for larger trials. We do not plan to build in-house manufacturing capability for CLR 124.

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

All investigational drug substance and product intended for human use during clinical studies will be manufactured according to the guidelines of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, FDA requirements (21 CFR part 211) and cGMP.

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

Competition for Our Clinical-Stage Compounds

CLR 131

Currently, several classes of approved products with various mechanisms of action exist, including: immune-modulating agents, proteasome inhibitors, histone deacetylase inhibitors, monoclonal antibodies, corticosteroids, and traditional chemotherapeutics. While a number of indications were evaluated as the initial target treatment for CLR 131, multiple myeloma was selected principally because of its highly radio-sensitive nature, single dose treatment, and novel mechanism of action relative to all existing classes of approved drugs. As a result, we believe CLR 131 is an ideal therapeutic option in the relapse or refractory setting either as a monotherapy or in combination with currently approved agents, some of which are radio-sensitizing and maintain a differential adverse event profile from that of CLR 131.

CLR 124

FDG is the current SOC for cancer PET imaging. FDG accumulates in any tissue having increased glucose metabolism (i.e. energy utilization) compared to surrounding tissue.  As a result, and in contrast to CLR 124, FDG is not selective for malignant tumors.  FDG localizes in certain normal tissue such as heart, liver and brain tissues that also have high glucose metabolism as well as kidney and bladder due to FDG excretion paths.  FDG is also known to localize in inflammatory sites, which are often found in the vicinity of malignancies and can result in diagnostic and treatment plan uncertainties.  Other major limitations to the use of FDG are found in pelvic imaging due to the high renal (kidney) clearance of the compound.  Moreover, there are clinically important malignancies that do not demonstrate reliable FDG activity, such as prostate cancer. We believe these characteristics of FDG decrease its diagnostic specificity for certain malignancies. FDG is no longer covered by patent and is typically manufactured at, or extremely proximate to, PET imaging medical facilities because of its very short (110 minute) radiation half-life. I-124 has a four-day half-life that permits worldwide distribution of CLR 124 from one manufacturing location. Additionally, the longer half-life affords a longer imaging window of up to seven days following injection.

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

CLR 1502

CLR 1502 is a pre-clinical, cancer-targeting, non-radioactive optical imaging agent for intraoperative tumor margin illumination and non-invasive tumor imaging. The topic of providing cancer surgeons with better technology for intraoperative assessment of tumor margins designed to result in more complete tumor removal, has gained considerable attention in recent years. While there are a number of technologies in various stages of development, some of the most common categories include the use of fluorescence agents: either alone, or attached to cancer delivery vehicles, nanoparticle technologies or electromagnetic technologies. At present, the only known FDA approved technology for tumor margin assessment is believed to be MarginProbe TM, marketed by Dune Medical Devices, which received FDA approval in January, 2013, as an intraoperative tissue assessment tool for early-stage breast cancer surgery. MarginProbe TM claims to use electromagnetic “signatures” to identify healthy and cancerous tissue.

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

Intellectual Property

Cellectar has established a broad U.S. and international intellectual property rights portfolio around the company’s proprietary cancer-targeting PLE technology platform including the CLR CTX Program, CLR 131, CLR 1502, CLR 124 and CLR 125.

CLR CTX Program: In November 2015, Cellectar converted its previously filed provisional patent application for Phospholipid-Ether Analogs as Cancer Targeting Drug Vehicles to non-provisional US and International (PCT) patent applications and were published by the U.S. Patent & Trade Office (USPTO) in May of 2016. These patent applications further protect composition of matter and method of use for PDCs developed with Cellectar's proprietary phospholipid-ether delivery vehicle conjugated with any existing or future cytotoxic agents, including chemotherapeutics such as paclitaxel, for targeted delivery to cancer cells and cancer stem cells. CLR 1603, a paclitaxel phospholipid drug conjugate (PDC), is covered by an issued composition of matter patent. Additional cytotoxic PDC compounds are covered by pending patent applications directed to the composition of matter and method of use for cancer therapy provide intellectual property protection in the United States and up to 148 additional countries. These applications offer protection extending through at least November 2035 in the US and key international markets.

CLR 131: Cellectar Biosciences was granted orphan designation for CLR 131 for the treatment of multiple myeloma by the U.S. FDA in December 2014. Orphan status designation provides seven years of marketing exclusivity following U.S. FDA approval of a NDA for this indication. Cellectar continues to evaluate CLR 131 in additional orphan designated indications. CLR 131 is also covered by additional Cellectar patents and patent applications (see below). Method of use patents for cancer therapy have issued in Europe, China and Hong Kong in addition to the U.S., where Cellectar has three issued patents and two pending applications. These patents are expected to expire between 2025 and 2028. Additionally, a patent directed to cancer stem cell therapy with CLR 131 or CLR 125 in combination with external beam radiation therapy issued in the U.S. with applications pending in Japan and Europe. This group of patents is expected to expire in 2030. Some of these patents may be extendable on a country-by-country basis.

CLR 1502: CLR 1502 is covered by issued patents directed to the composition of matter, methods of use and method of manufacture in the U.S., Europe and Japan. These issued patents and any pending applications in these countries are expected to expire in 2029 - 2030. Some of these resulting patents may be extendable on a country-by-country basis.

CLR 124: Cellectar has been granted orphan status for CLR 124 as a diagnostic for the management of glioma by the U.S. FDA. U.S. orphan status provides for seven years of marketing exclusivity following FDA approval of a NDA for CLR 124 as a diagnostic for management of glioma. In particular, CLR 124 is covered by four of Cellectar’s U.S. patents, two of which are directed to in vivo diagnosis of certain cancers, one of which is directed to use for virtual colonoscopy (2029 expiry) and one directed to use for in vitro diagnostics (2028 expiry). These patents are expected to expire between 2025 and 2029. Pending U.S., Japanese and European patent applications directed to the use of CLR 124 for in vivo diagnostics would expire in 2030. Lastly, the use of CLR 124 for diagnostic purposes with cancer stem cells is pending in the U.S., Japan and Europe. Patents resulting from these applications are expected to expire in 2030.

Cellectar patents patent applications and licenses to patents cover methods of use, composition of matter, formulation, method of manufacture and other patentable claims related to CLR 124, CLR 125, CLR 131, CLR 1502 and other PLE’s. Many of these patents and applications are filed in key commercial markets worldwide. The issued patents will generally expire between 2025 and 2035, unless extended, most likely under clinical development extensions.

In addition to the above noted patents /applications directed to CLR 124, CLR 125, CLR 131 and CLR 1502, Cellectar owns other patents/applications directed to different forms of phospholipid ethers, methods of use and methods of manufacturing of phospholipid ethers.

Separate from any patent protection and following product approval by regulatory authorities, data exclusivity may be available for various compounds for up to 10 years on a country-by-country basis (e.g., up to five years in the U.S. and up to ten years in Europe).

Cellectar also holds all intellectual property rights in the U.S. related to its clinical-stage pipeline compound, NOV-002 and other pre-clinical compounds based on oxidized glutathione. Issued composition of matter patents covering proprietary formulations of oxidized glutathione and manufacture of oxidized glutathione formulated with various metals expire in 2019.

Licenses / Collaborations

On December 14, 2015 the Company entered into an arrangement (the “MTA”) with IRPF. Under this arrangement, IRPF will provide a selection of its proprietary cytotoxics to the Company for use in an in vivo proof-of-concept study to evaluate the potential to create new drug conjugates (“NDCs”) in combination with the Company’s proprietary Phospholipid Drug Conjugate platform technology. The Company will own all intellectual property associated with the NDCs developed as part of the research collaboration. If the Company decides to further develop any of the NDCs for pre-clinical studies, the Company will enter into good faith discussions with IRPF to acquire an option to in-license the IRPF Materials. In the event that the Company proposes to enter into a business relationship with a third party for advancement of the NDCs, the Company will grant IRPF a right of first refusal to enter into the same business relationship, which will be exercisable by IRPF within 60 days. In the event that the Company does not choose to further develop the NDCs for pre-clinical studies and IRPF desires to do so within four years following expiration of this arrangement, the Company and IRPF will enter into good faith business discussions relating to IRPF’s use of the results of the study and certain of the Company’s proprietary technologies relating to the IRPF Materials. The Company has agreed to perform the study by December 14, 2017, and the Company’s obligation to grant a right of first refusal will continue for four years following the date on which the Company provides the results of the study to IRPF.

Research and Development

Our primary activity to date has been research and development. We conduct our research and development program at our manufacturing facility in Madison, Wisconsin. Our research and development expenses were approximately $4,750,000 and $5,159,000 for 2016 and 2015, respectively.

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

Each NDA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established performance goals for the review of NDAs— six months for priority applications and ten months for standard applications. However, the FDA is not legally required to complete its review within these periods, and these performance goals may change over time.

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

Post-NDA Regulation

Significant legal and regulatory requirements also apply after FDA approval to market under an NDA. These include, among other things, requirements related to adverse event and other reporting, product advertising and promotion, and ongoing adherence to cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product labeling, or manufacturing process. The FDA also enforces the requirements of the Prescription Drug Marketing Act which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

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

Other United States Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provision of the Health Insurance Portability and Accountability Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

Our research and development, manufacturing, and administration of our drugs involve the controlled use of hazardous materials, including chemicals and radioactive materials, such as radioactive isotopes. Therefore, we are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products and are required to maintain both a manufacturer’s license and a radioactive materials license with State of Wisconsin agencies.

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

Reimbursement and Pricing Controls

In many of the markets where we, or any future collaborative partners, would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms. Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the United States Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Employees

As of December 31, 2016, we had 15 full-time employees.

Corporate Information

The Company was incorporated in Delaware in June 1996. Our common stock is listed on the NASDAQ® Capital Market under the symbol “CLRB.”

Our principal executive offices are located at 3301 Agriculture Drive, Madison, Wisconsin 53716 and our telephone number is (608) 441-8120. Our corporate website address is www.cellectar.com. Information contained on or accessible through our website is not a part of this annual report.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2016, our consolidated cash balance was approximately $11.4 million. We believe our cash balance at December 31, 2016 is adequate to fund operations into the first quarter of 2018. We will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial-scale manufacturing arrangements, and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us.

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

On January 21, 2016 we received a notice from Nasdaq of non-compliance with its listing rules regarding the requirement that the listed securities maintain a minimum bid price of $1 per share. Based upon the closing bid price for the 30 consecutive business days preceding the notice, the Company no longer met this requirement. However, the Rules also provide the Company a period of 180 calendar days in which to regain compliance. On March 4, 2016, the Company effected a reverse stock split at a ratio of 1-for-10, which, among other things, resulted in an increase in the bid price adequate to allow the Company to regain compliance with the minimum bid price requirement. On March 21, 2016, Nasdaq notified the Company that we had regained compliance with the minimum bid price requirement.

On August 14, 2015 we received a notice from Nasdaq of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. The Company submitted a plan to Nasdaq to regain compliance, which was approved by Nasdaq that required a number of actions to be completed by February 10, 2016, including the filing of a registration statement with the SEC for an underwritten public offering of equity and the closing of that offering. The registration statement was timely filed, however the Company did not complete the offering by that date. Nasdaq issued a second notice of non-compliance on February 11, 2016, which the Company appealed. At a hearing on March 31, 2016, the Company requested, and Nasdaq subsequently granted, an extension of time to effect transactions to allow us to regain compliance and to report the same. On April 20, 2016, we closed the 2016 Underwritten Offering, and on May 16, 2016, Nasdaq issued a determination that the Company had evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market and, accordingly, the listing qualifications matter had been closed. We have not received any other notices of non-compliance with Nasdaq listing rules.

We are a clinical-stage company with a going concern qualification to our financial statements and a history of losses, and we can provide no assurance as to our future operating results.

We are a clinical-stage company and have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of December 31, 2016, we had working capital of approximately $10.5 million and stockholders’ equity of approximately $13.5 million. For the period from Cellectar, Inc.’s inception in November 2002 until the business combination with Novelos Therapeutics, Inc. on April 8, 2011, and thereafter through December 31, 2016, the Company incurred aggregated net losses of approximately $70.8 million. The net loss for the twelve months ended December 31, 2016 was approximately $6.2 million. We may never achieve profitability.

We have a history of recurring losses and an accumulated deficit, which, among other factors, raise substantial doubt about our ability to continue as a going concern, which in turn may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2016 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2016 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

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

Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

•	future clinical trial results may show that our cancer-targeting technologies are not well tolerated by recipients at its effective doses or are not efficacious;

•	future clinical trial results may be inconsistent with testing results obtained to-date;

•	even if our cancer-targeting technologies are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities at reasonable prices or at all;

•	our ability to complete the development and commercialization of our cancer-targeting technologies for their intended use is substantially dependent upon our ability to raise sufficient capital or to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, our products;

•	even if our cancer-targeting technologies are successfully developed, commercially produced, and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of our products; and

•	our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our product candidates, even if they are successfully developed, manufactured, and approved, may not generate sufficient revenues to offset the development and manufacturing costs of our product candidates.

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

Our research and development activities and the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and abroad. Before receiving clearance to market our proposed products by the FDA, we will have to demonstrate that our products are safe and effective for the patient population for the diseases that are to be treated. Clinical trials, manufacturing, and marketing of drugs, are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacturing, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take many years to accomplish and require the expenditure of substantial financial, managerial, and other resources.

In order to be commercially viable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our technologies. This includes meeting a number of critical developmental milestones including:

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

In addition to the risks previously discussed, our technology is subject to developmental risks that include the following:

•	uncertainties arising from the rapidly growing scientific aspects of drug therapies and potential treatments;

•	uncertainties arising as a result of the broad array of potential alternative treatments related to cancer and other diseases; and

•	expense and time associated with the development and regulatory approval of treatments for cancer and other diseases.

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

Even if we do ultimately receive FDA approval for any of our products, these products will be subject to extensive ongoing regulation, including regulations governing manufacturing, labeling, packaging, testing, dispensing, prescription, and procurement quotas, record keeping, reporting, handling, shipment and disposal of any such drug. Failure to obtain and maintain required registrations or to comply with any applicable regulations could further delay or preclude development and commercialization of our drugs and subject us to enforcement action.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

In order to obtain regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy of these product candidates. Clinical testing is expensive, it can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned, or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials, and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process, and delay our ability to generate revenue.

In addition, the results of pre-clinical studies and early clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization, or will achieve sales or profits.

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

Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay, or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

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

At the present time, we have limited research, development or manufacturing capabilities within our facilities. Our manufacturing facility in Madison, Wisconsin has capacity to supply drug product for Phase 2 studies of CLR 131. The Company is currently in the process of expanding capacity for a Phase 3 study, through our relationship with the Centre for Probe Development and Commercialization (CPDC), a well-respected cGMP manufacturing organization specializing in radiopharmaceuticals. We rely, and expect to continue to rely, on contracting with third parties to use their facilities to conduct research, development and manufacturing. The limited facilities we have to conduct research, development and manufacturing may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

We may rely on third-party contract research organizations, service providers and suppliers to support development and clinical testing of our products. This may expose us to the risks of not being able to directly oversee the production and quality of the manufacturing process. Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay production. Failure of any of these contractors to provide the required services in a timely manner or on commercially reasonable terms could materially delay the development and approval of our products, increase our expenses, and materially harm our business, prospects, financial condition, and results of operations.

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

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. In addition, the use, in our clinical trials, of pharmaceutical products that we, or our current or potential collaborators, may develop and then subsequently sell, may cause us to bear a portion of, or all product liability risks. While we carry an insurance policy covering up to $5,000,000 per occurrence and $5,000,000 in the aggregate of liability incurred in connection with such claims should they arise, there can be no assurance that our insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Furthermore, our current and potential partners with whom we have collaborative agreements, or our future licensees, may not be willing to indemnify us against these types of liabilities, and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Our future financial performance will depend, at least in part, on the introduction and customer acceptance of our proposed products. Even if approved for marketing by the necessary regulatory authorities, our products may not achieve market acceptance. The degree of market acceptance will depend on a number of factors including:

•	receiving regulatory clearance of marketing claims for the uses that we are developing;

•	establishing and demonstrating the advantages, safety, and efficacy of our technologies;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations, and other health plan administrators;

•	our ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our intended products; and

•	our ability to market our products.

Physicians, patients, payers, or the medical community in general, may be unwilling to accept, use, or recommend any of our products. If we are unable to obtain regulatory approval or commercialize and market our proposed products as planned, we may not achieve any market acceptance or generate revenue.

We may face litigation from third parties who claim that our products infringe on their intellectual property rights, particularly because there is often substantial uncertainty about the validity and breadth of medical patents.

We may be exposed to future litigation by third parties based on claims that our technologies, products, or activities infringe on the intellectual property rights of others, or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents, and the breadth and scope of trade-secret protection, involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. License agreements that we may enter into in the future would likely require that we pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using any of our technologies and/or products that incorporate the challenged intellectual property, which would adversely affect our ability to generate revenue;

•	obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming.

If we are unable to protect or enforce our rights to intellectual property adequately or to secure rights to third-party patents, we may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect our intellectual property rights.

Our ability to obtain licenses to patents, maintain trade-secret protection, and operate without infringing the proprietary rights of others, will be important to commercializing any products under development. Therefore, any disruption in access to the technology could substantially delay the development of our technology.

The patent positions of biotechnology and pharmaceutical companies, such as ours, that involve licensing agreements, are frequently uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued or in subsequent legal proceedings. Consequently, our patent applications and any issued and licensed patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. To the extent we license patents from third parties, the early termination of any such license agreement would result in the loss of our rights to use the covered patents, which could severely delay, inhibit, or eliminate our ability to develop and commercialize compounds based on the licensed patents. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued or licensed to us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

We also rely on trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position. Although we generally require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

We may have to resort to litigation to protect our rights for certain intellectual property or to determine their scope, validity or enforceability of our intellectual property rights. Enforcing or defending our rights is expensive, could cause diversion of our resources, and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information, and may not adequately protect our intellectual property, which could limit our ability to compete.

We operate in the highly technical field of research and development of small-molecule drugs, and rely in part on trade-secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that our competitors will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. Also, we typically obtain agreements from these parties, which provide inventions conceived by the party in the course of rendering services to us, will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party has illegally obtained, and is using our trade secrets or know-how, is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade-secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we, or these employees, have used or disclosed trade secrets or other proprietary information of their former employers, either inadvertently or otherwise. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

The use of hazardous materials, including radioactive materials, in our research and development imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.

Our research and development, manufacturing, and administration of our drugs involve the controlled use of hazardous materials, including chemicals and radioactive materials, such as radioactive isotopes. We are subject to federal, state and local laws and regulations governing the storage, use, and disposal of these materials and some waste products, and are required to maintain both a manufacturer’s license and a radioactive materials license with State of Wisconsin agencies. We believe that our safety procedures for the storage, use, and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage, with limits of up to $2,500,000 depending on the nature of the claim, for damages resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with federal, state, and local regulations are not significant, and consist primarily of waste disposal expenses and permitting fees. However, they could become expensive, and current or future environmental regulations may impair our research, development, production, and commercialization efforts. If we are unable to maintain the required licenses and permits for any reason, it will negatively impact our research and development activities.

Due to our limited marketing, sales, and distribution experience, we may be unsuccessful in our efforts to sell our proposed products, enter into relationships with third parties, or develop a direct sales organization.

We have not established marketing, sales, or distribution capabilities for our proposed products. Until such time as our proposed products are further along in the development process, we will not devote any meaningful time and resources to this effort. At the appropriate time, we will determine whether we will develop our own sales and marketing capabilities or enter into agreements with third parties to sell our products.

We have limited experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we may incur substantial additional expenses in developing, training, and managing such an organization. We may be unable to build a sales force on a cost-effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

If we choose to enter into agreements with third parties to sell our proposed products, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

We may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to adequately market our products;

•	fail to satisfy financial or contractual obligations to us;

•	offer, design, manufacture, or promote competing products; or

•	cease operations with little or no notice.

If we fail to develop sales, marketing, and distribution channels, we would experience delays in product sales and incur increased costs, which would have a material adverse effect on our business, prospects, financial condition, and results of operation.

If we are unable to convince physicians of the benefits of our intended products, we may incur delays or additional expense in our attempt to establish market acceptance.

Achieving use of our products in the target market of cancer diagnosis and treatment may require physicians to be informed regarding these products and their intended benefits. The time and cost of such an educational process may be substantial. Inability to successfully carry out this physician education process may adversely affect market acceptance of our proposed products. We may be unable to educate physicians in a timely manner regarding our intended proposed products, in sufficient numbers, to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our proposed products. In addition, we may expend significant funds towards physician education before any acceptance or demand for our proposed products is created, if at all.

The market for our proposed products is rapidly changing and competitive, and new therapeutics, new drugs, and new treatments that may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our technologies and intended products non-competitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities, and others diversifying into the field, is intense and expected to increase. Most of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial, and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase our competitors’ financial, marketing, manufacturing, and other resources.

Our resources are limited and we may experience management, operational, or technical challenges inherent in such activities and novel technologies. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, the basis for competition. Some of these technologies may accomplish therapeutic effects similar to those of our technology, but through different means. Our competitors may develop drugs and drug delivery technologies that are more effective than our intended products and, therefore, present a serious competitive threat to us.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may adversely affect our ability to generate future revenues and achieve profitability, including by limiting the future revenues and profitability of our potential customers, suppliers, and collaborative partners. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals are subject to government control. The U.S. government is implementing, and other governments have shown significant interest in pursuing, healthcare reform. Any government-adopted reform measures could adversely affect the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products, should we be successful in commercializing them, and this would negatively affect our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for healthcare products and services, or sales, marketing or pricing of healthcare products and services, may also limit our potential revenue and may require us to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging for several reasons, including policies advanced by the current or future executive administrations in the U.S., new healthcare legislation, or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., changes in federal healthcare policy were enacted in 2010 and are being implemented. Some reforms could result in reduced reimbursement rates for our product candidates, which would adversely affect our business strategy, operations, and financial results. Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers, and other organizations such as health maintenance organizations (HMOs). Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform healthcare or change government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that healthcare payers and providers are instituting, and the effect of any healthcare reform, could materially harm our ability to operate profitably.

Our stock price has experienced price fluctuations.

There can be no assurance that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to the biopharmaceutical sector or to our own business or prospects;

•	regulatory, legislative, or other developments affecting us or the healthcare industry generally;

•	sales by holders of restricted securities pursuant to effective registration statements, or exemptions from registration;

•	market conditions specific to biopharmaceutical companies, the healthcare industry, and the stock market generally; and

•	our ability to maintain our status on the Nasdaq exchange.

Risks Related to Our Common Stock

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We identified a material weakness in our internal control over financial reporting as of December 31, 2015. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

We lease office, laboratory and manufacturing space in Madison, Wisconsin. The space consists of approximately 19,500 square feet and is rented for approximately $14,500 per month under an agreement that expires on September 14, 2018. The lease may be renewed for two-year periods through 2024 with an increase of 3% in annual rent. We believe that our present facilities are adequate to meet our current needs.  If new or additional production space is required, we believe that adequate facilities are available at competitive prices, but may require significant investment in leasehold improvements.

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

Fiscal Year 2016	High	Low
First Quarter	$12.30	$3.25
Second Quarter	5.05	1.00
Third Quarter	3.57	2.06
Fourth Quarter	2.91	1.12

Fiscal Year 2015	High	Low
First Quarter	$32.90	$21.50
Second Quarter	34.90	25.00
Third Quarter	38.90	18.00
Fourth Quarter	22.30	6.20

On March 10, 2017 there were 336 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

Equity compensation plans

During 2015, we issued 37,500 options to our Chief Executive Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vest annually over four years and expire ten years after the date of grant. During 2016, we issued 75,000 options to our Senior Vice President that were not issued pursuant to our 2015 Stock Incentive Plan. These options vest annually over three years and expire ten years after the date of grant. For all option issuances, the option price per share is not less than the fair market value of our common stock on the date of grant.

The following table provides information as of December 31, 2016 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	358,933	$6.60	130,895

Equity compensation plans not approved by stockholders	112,500	$10.75	—

Total	471,433	$7.59	130,895

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates and the risk factors set forth above under the caption “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

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

Our core Company strategy is to leverage our industry leading PDC, proprietary cancer-targeting delivery platform to generate capital, supplement internal resources, and accelerate and broaden product candidate clinical development through strategic asset and research collaborations.

Our shares are listed on the Nasdaq® Capital Market under the symbol CLRB; prior to August 15, 2014, our shares were quoted on the OTCQX® marketplace, and prior to February 12, 2014 were quoted under the symbol NVLT.

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can generate PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic index of drug payloads, enhancing or maintaining efficacy while reducing adverse events by minimizing drug delivery to healthy cells, increasing delivery to cancer cells and cancer stem cells in a broad range of cancerous tumors. The PDC product portfolio includes:

•	CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively, to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in a Phase 1 study for the treatment of relapse or refractory multiple myeloma. Multiple myeloma is the second most common hematologic cancer and an incurable cancer of plasma cells. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature, continued unmet medical need in the relapse/refractory setting, and the receipt of an orphan drug designation. The primary goals of the Phase 1 study are to assess the compound’s safety and tolerability in patients with relapsed or refractory multiple myeloma. Secondary objectives include establishment of a recommended Phase 2 dose, both with and without dexamethasone, as well as an assessment of therapeutic activity, including progression free survival (PFS) and efficacy endpoints. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced positive performance results from the first patient cohort in January 2016. The study’s Data Monitoring Committee (DMC), unanimously agreed to allow us to increase the dose of CLR 131 by 50% and advance into the second cohort. The DMC reviewed Cohort 2 patient data in September 2016, and unanimously agreed to allow us to increase the dose by 33% and advance to Cohort 3; patients are currently being enrolled. In July 2016, the Company was awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance CLR 131. The funds will support a Phase 2 study the Company plans to initiate in the first quarter of 2017 to further define the clinical benefits of CLR 131 in multiple myeloma and other hematologic malignancies.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload, to cancer cells and cancer stem cells to increase the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer-targeting selectivity. In December 2015, the Company initiated a research collaboration for our PDC technology with Pierre Fabre Laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s natural product derived chemotherapeutics in combination with our proprietary cancer-targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies.

•	CLR 124 is a small-molecule, cancer-targeting positron emission tomography (PET) imaging PDC that we believe has the potential to be the first of its kind for the selective detection of tumors and metastases in a broad range of cancers. CLR 124 has been used for PET/CT imaging in a broad array of tumor types through Company and investigator-sponsored clinical trials. We are in the process of evaluating the data from those studies. In April 2014, the FDA granted CLR 124 orphan status as a diagnostic for the management of glioma.

•	CLR 1502 is a small-molecule, cancer-targeting (NIR)-fluorophore optical imaging PDC for intraoperative tumor and tumor margin illumination. In June 2015, the FDA determined that CLR 1502 will be evaluated as a combination product and assigned to the Center for Devices and Radiological Health (CDRH). As a result of this classification, the FDA has advised Cellectar that it will need to submit a new investigational application for the combination product prior to initiating its Phase 1 study in breast cancer surgery. Cellectar is working to identify the optimal clinical development and value optimizing strategic pathway. Based on our assessment, the Company believes that product will be similarly treated subsequent to marketing approval regardless of the regulatory pathway.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care (SOC) for the treatment and imaging of a broad range of human cancers.

Results of Operations

Research and development expense. Research and development expense consists of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, costs of our research and manufacturing facility, cost of manufacturing materials, and contract manufacturing fees paid to contract research organizations, fees paid to medical institutions for clinical trials, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical projects, pre-clinical projects, chemistry and manufacturing costs, and general fixed and overhead costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs, and patent costs.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees, and professional fees for legal and accounting services.

Twelve Months Ended December 31, 2016 and 2015

Research and Development. Research and development expense for the year ended December 31, 2016 was approximately $4,750,000 (composed of approximately $1,047,000 in clinical project costs, $270,000 of manufacturing and related costs and $3,433,000 in general unallocated research and development costs) compared to approximately $5,159,000 (composed of approximately $1,109,000 in clinical project costs, $26,000 of preclinical project costs, $540,000 of manufacturing and related costs and $3,484,000 in general unallocated research and development costs) for 2015. The overall decrease in research and development of approximately $408,000, or 8% was primarily related to the decrease of approximately $473,000 in personnel costs due to a reduction in personnel during 2015 and 2016, a decrease of approximately $100,000 in lab supplies due to the closure of the CLR 124 trial in 2015, a decrease in building related costs of approximately $65,000, a decrease in patent related costs of approximately $45,000, offset by an increase in consulting fees related to the initiation of the Phase 2 hematologic malignancies study of approximately $275,000.

General and Administrative. General and administrative expense for the year ended December 31, 2016 was approximately $4,699,000 compared to approximately $3,395,000 in 2015. The increase of $1,304,000, or 38%, in general and administrative costs was primarily related to an increase in personnel related costs of approximately $427,000, an increase in accounting fees of $319,000, an increase in purchased services related to consulting, investor relations and public company compliance related costs including printing of approximately $490,000 and an increase in legal fees of approximately $68,000.

Restructuring Costs. The Company recorded approximately $204,000 for restructuring costs in 2015. We had no such expense in the year ended December 31, 2016.

Gain on Revaluation of Derivative Warrants. We recorded a gain on the revaluation of derivative warrants of approximately $3,262,000 in 2016 and $3,668,000 in 2015. These amounts, which are non-cash in nature, represent the change in fair value (resulting primarily from renegotiating the terms of the warrants which resulted in their no longer being classified as derivatives, changes in the Company’s stock price, and reduced remaining time over which the warrants will remain outstanding), during the respective period, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement provision or a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Loss on Issuance of Derivative Warrants. A charge of approximately $404,000 was recorded in the year ended December 31, 2015, which represents the amount by which the initial fair value of warrants issued in connection with the October 2015 Public Offering (see Note 8 to the financial statements) exceeded the net proceeds received from the offering. When issued, these warrants were classified as derivative liabilities because they included “down-round” anti-dilution protection. For the year ended December 31, 2016 we did not issue any new derivative securities; therefore, we had no such expense.

Interest income (expense), net. Interest income, net, for the year ended December 31, 2016 was approximately $8,000, as compared to an expense of approximately ($1,000) for the year ended December 31, 2015. The increase is due both to the interest earned on the Company’s cash equivalents as well as a reduction in interest expense. In 2016 the Company had approximately $1,500 of interest expense related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce, as compared to $4,000 in 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. As of December 31, 2016, we had approximately $11.4 million in cash and cash equivalents. To date we have raised capital aggregating approximately $164 million.

On November 29, 2016 the Company closed on an underwritten public offering (the “November 2016 Underwritten Offering”) of 1.6 million shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,336 share of common stock, and Series C warrants to purchase 6.3 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to $9.2 million with net proceeds to the Company of approximately $8.3 million.

On April 20, 2016 the Company closed an underwritten public offering (the “April 2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

On April 13, 2016, the Company entered into an exchange and amendment agreement (the “Warrant Restructuring Agreement”) pursuant to which the Company agreed with the holders of 2015 Series A Warrants that upon the consummation of the April 2016 Underwritten Offering, the exercise price of the 2015 Series A Warrants would be reduced to the public offering price per share of the shares of common stock sold in this offering and that the warrants would be amended such that the exercise price would no longer be subject to adjustment in connection with future equity offerings we may undertake. In consideration of this amendment, the Company agreed to issue to each of those holders a new warrant to purchase an additional number of shares of common stock equal to twice the number of shares of common stock underlying the 2015 Series A Warrants held by them (the “Incremental Series A Warrants”). These warrants have an exercise price equal to $2.13 (the public offering price of the shares of common stock sold in the April 2016 Underwritten Offering), became exercisable on October 20, 2016, and expire on the fifth anniversary of that date.

On October 1, 2015, the Company completed a registered direct offering of 101,727 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 48,273 shares of our common stock at an offering price of $22.00 per share (collectively, the “2015 Registered Offering”).

In a concurrent private placement (the “2015 Private Placement” and, together with the 2015 Registered Offering, the “2015 Offerings”), the Company issued a Series A warrant (the “Series A Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase one share of our common stock for each share of common stock purchased or pre-funded in the 2015 Registered Offering. The Series A Warrants cover, in the aggregate, 150,000 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $28.30 per share and expire five years from the date they become exercisable. As discussed immediately above, the warrants issued as part of this offering have been either renegotiated or extinguished.

The 2015 Offerings resulted in gross proceeds of $3.3 million and net proceeds of approximately $2.9 million after deducting transaction costs. Additionally, the placement agent received a warrant to purchase up to 3,750 shares of our common stock at $28.30 per share, the fair value of which was approximately $61,000 at issuance and had no effect on stockholders’ equity.

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

During the year ended December 31, 2016, approximately $8,282,000 in cash was used in operations. During this period we reported a net loss of approximately $6,180,000. This loss included the following non-cash items: approximately $529,000 in stock-based compensation, and approximately $357,000 in depreciation and amortization expense, offset by a gain of approximately $3,262,000 related to warrants that are classified as derivative instruments. After adjustment for these non-cash items, changes in working capital provided cash of $274,000, which was the result of $740,000 from the timing of payments of accounts payable and accrued expenses and an increase in prepaid expenses of approximately $466,000.

During the year ended December 31, 2016, we purchased approximately $72,000 in fixed assets.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $71.0 million at December 31, 2016. During the year ended December 31, 2016, we generated a net loss of approximately $6.2 million and we expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2016, our consolidated cash balance was approximately $11.4 million. We believe this cash balance is adequate to fund budgeted operations into first quarter 2018. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and the repayment of convertible debt obligations, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Goodwill. As of December 31, 2016 and 2015 there was approximately $1.7 million of goodwill recorded on the balance sheet. We are required to evaluate goodwill for impairment annually, or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or circumstances change such as a decline in the Company’s stock price, or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cellectar Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellectar Biosciences, Inc. and Subsidiary as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred losses since its inception and, as of December 31, 2016 has an accumulated deficit of $70,787,026. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Madison, Wisconsin
March 15, 2017

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,444,619	$3,857,791
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	693,569	267,783
Total current assets	12,193,188	4,180,574
FIXED ASSETS, NET	1,444,058	1,728,471
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$15,324,580	$7,596,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$86,591	$243,590
Accounts payable and accrued liabilities	1,416,433	675,924
Derivative liability	127,125	4,781,082
Capital lease obligations, current portion	2,727	2,449
Total current liabilities	1,632,876	5,703,045
LONG-TERM LIABILITIES:
Notes payable, less current maturities	—	86,632
Deferred rent	146,583	148,924
Capital lease obligations, less current portion	5,249	7,975
Total long-term liabilities	151,832	243,531
Total liabilities	1,784,708	5,946,576
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; 17 and none Series A shares issued and outstanding as of December 31, 2016 and 2015, respectively	875,572	—
Common stock, $0.00001 par value; 40,000,000 shares authorized; 10,368,235 and 858,140 shares issued and outstanding at December 31, 2016 and 2015, respectively	104	9
Additional paid-in capital	83,451,222	66,256,494
Accumulated deficit	(70,787,026)	(64,606,700)
Total stockholders’ equity	13,539,872	1,649,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,324,580	$7,596,379

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

COSTS AND EXPENSES:
Research and development	$4,750,414	$5,158,874
General and administrative	4,699,338	3,395,360
Restructuring costs	—	203,631
Total costs and expenses	9,449,752	8,757,865

LOSS FROM OPERATIONS	(9,449,752)	(8,757,865)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	3,261,529	3,667,826
Loss on issuance of derivative warrants	—	(404,150)
Interest income (expense), net	7,897	(841)
Total other income, net	3,269,426	3,262,835
NET LOSS	$(6,180,326)	$(5,495,030)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.36)	$(7.03)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	4,536,563	781,975

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2014	—	$—	756,276	$8	$65,809,195	$(59,111,670)	$6,697,533
Issuance of common stock and warrants, net of issuance costs	—	—	101,727	1	2,867,999	—	2,868,000
Fair value of warrants issued in connection with sale of common stock and recorded as a derivative liability, net of loss on issuance	—	—	—	—	(2,868,000)	—	(2,868,000)
Stock-based compensation	—	—	—	—	447,300	—	447,300
Cashless option exercise	—	—	137	—	—	—	—
Net loss	—	—	—	—	—	(5,495,030)	(5,495,030)
BALANCE AT DECEMBER 31, 2015	—		858,140	9	66,256,494	(64,606,700)	1,649,803
Reverse stock split fractional shares	—	—	(127)	—	(594)	—	(594)
Issuance of common stock, warrants and preferred stock, net of issuance costs	68	3,502,287	3,471,321	35	11,994,542	—	15,496,864
Warrant exercises	—	—	2,638,901	26	652,511	—	652,537
Stock-based compensation	—	—		—	529,159	—	529,159
Cashless option exercise	—	—	73	—	—	—	—
Conversion of preferred shares into common shares	(51)	(2,626,715)	3,400,017	34	2,626,681	—	—
Reclassification to equity for warrants that are no longer derivative instruments	—	—	—	—	1,392,429	—	1,392,429
Net loss	—	—	—	—	—	(6,180,326)	(6,180,326)
BALANCE AT DECEMBER 31, 2016	17	$875,572	10,368,325	$104	$83,451,222	$(70,787,026)	$13,539,872

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,180,326)	$(5,495,030)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	356,665	362,502
Stock-based compensation	529,159	447,300
Loss on disposal of fixed assets	—	1,441
Gain on revaluation of derivative warrants	(3,261,529)	(3,667,826)
Loss on issuance of derivative warrants	—	404,150
Changes in:
Prepaid expenses and other current assets	(464,355)	(8,603)
Accounts payable and accrued liabilities	740,509	(258,064)
Deferred rent	(2,341)	1,150
Cash used in operating activities	(8,282,218)	(8,212,980)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(72,251)	(58,470)
Cash used in investing activities	(72,251)	(58,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(2,448)	(2,882)
Reverse stock split fractional shares	(594)	—
Proceeds from issuance of common stock, net of underwriting issuance costs	12,321,313	3,300,000
Proceeds from issuance of preferred stock	3,502,287	—
Cash paid for issuance costs	(326,736)	(432,157)
Proceeds from issuance of warrants	652,537	—
Payments on long-term obligations	(243,631)	(119,778)
Deferred financing costs	38,569	(38,569)
Cash provided by financing activities	15,941,297	2,706,614
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,586,828	(5,564,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,857,791	9,422,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,444,619	$3,857,791
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fair value of derivative warrants issued	$—	$3,272,000
Cash paid for interest expense	$4,349	$45,542
Reclassification to equity for warrants that are no longer derivative instruments	$1,392,429	$—

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

The Company is a biopharmaceutical company developing therapeutic and diagnostic compounds for the treatment and imaging of cancer. Its headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $70,787,000 at December 31, 2016. During the year ended December 31, 2016, the Company generated a net loss of approximately $6,180,000 and the Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance at December 31, 2016 is adequate to fund operations at budgeted levels into first quarter 2018. The Company’s ability to execute its operating plan beyond first quarter 2018 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.  The consolidated financial statements as of and for the twelve months ended December 31, 2016 are presented on a consolidated basis.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

Restricted Cash — The Company accounts for cash and claims to cash that are committed for other than current operations as restricted cash. Restricted cash at December 31, 2016 and 2015 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility (see Note 12).

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years).  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, leasehold improvements are depreciated over 17 years (their estimated useful life), which represents the full term of the lease, including all extensions. With the exception of goodwill, our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date (see Note 5).

Goodwill — Intangible assets at December 31, 2016 and 2015 consist of goodwill. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount (see Note 4).

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill. The standard streamlines the methodology for calculating whether goodwill is impaired based upon whether the carrying amount of goodwill exceeds the reporting unit’s fair value. ASU 2017-04 applies to public business entities and those other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill and is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management has provided a full valuation allowance against the Company’s gross deferred tax asset.  Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority.  Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year.  There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2016 and 2015.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 and 757,278 at December 31, 2016 and 2015, respectively. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2016 and 2015, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2016 and 2015 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of December 31, 2016, uninsured cash balances totaled approximately $10,945,000.

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

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
•	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets, and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

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

The Company issued warrants to purchase an aggregate of 82,500 shares of common stock in a February 2013 public offering (the “February 2013 Public Offering Warrants”). On February 20, 2014, warrants to purchase 27,500 of common stock expired. On May 20, 2016, warrants to purchase 16,250 shares of common stock were exercised. The remaining warrants to purchase 38,750 shares of common stock are classified within the Level 3 hierarchy.

In August 2014, as part of an underwritten public offering, the Company issued warrants to purchase 494,315 shares of common stock (the “August 2014 Warrants”). The August 2014 Warrants are listed on the NASDAQ Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they are classified as Level 2 within the hierarchy.

The Series A Warrants issued on October 1, 2015 were previously considered financial instruments; however, they were amended on April 20, 2016 in such a manner that they no longer contain a price protection clause, which was the characteristic that had initially resulted in their being accounted for as derivative financial instruments at fair value. As a result, they have been removed from the financial instruments table below for the period ended December 31, 2016.

The Series B Warrants issued on October 1, 2015 were all exercised by the holders during the twelve months ended December 31, 2016; therefore, they have been removed from financial instruments table presented below as of December 31, 2016. See Note 8 for further discussion of the warrants issued as part of the October 1, 2015 offering.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$27,125	$27,125
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$27,125	$127,125

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$209,000	$209,000
August 2014 Warrants	—	2,714,000	—	2,714,000
October 2015 Warrants	—	—	1,858,000	1,858,000
Total	$—	$2,714,000	$2,067,000	$4,781,000

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

The following table summarizes the modified option-pricing assumptions used:

	Year Ended December 31,
	2016	2015
Volatility	92.72-134%	87.3-90.0%
Risk-free interest rate	0.53-1.15%	0.8-1.1%
Expected life (years)	1.14-1.89	2.14-2.89
Dividend	0%	0%

To estimate the value of the October 2015 Warrants considered to be derivative instruments, the Company used a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates were based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. Due to the nature of these inputs and the valuation technique utilized, these warrants were also classified within the Level 3 hierarchy during the period they were outstanding and considered derivative instruments.

As is noted above, none of the October 2015 Warrants are considered financial instruments as of December 31, 2016; however, they were considered financial instruments for a portion of that fiscal year, and the following table summarizes the modified option-pricing assumptions used during the period they were outstanding:

	Year Ended December 31,
	2016	2015
Volatility	89.73%	97.57%
Risk-free interest rate	1.65%	1.70%
Expected life (years)	4.50	4.75
Dividend	0%	0%

The following table summarizes the modified option-pricing assumptions used at the issuance date:

	October 1, 2015
	Series A	Series B
Volatility	94.33%	97.57%
Risk-free interest rate	1.76%	1.76%
Expected life (years)	5.00	5.00
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Year Ended December 31,
	2016	2015

Beginning fair value of warrants	$2,067,000	$1,127,500
Fair value of warrants issued in connection with the October 2015 offering	—	3,272,000
Reclassification to equity for warrants that are no longer derivative liabilities	(1,392,429)	—
Gain on derivatives resulting from change in fair value or extinguishment	(647,446)	(2,332,500)
Ending fair value of warrants	$27,125	$2,067,000

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 trading day period that ended on the balance sheet date. The gain in 2016 is a result of a decline in the trading price.

4. GOODWILL

The Company has recorded goodwill of $1,675,462 as described in Note 2. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. There were no changes in goodwill during the years ended December 31, 2016 or 2015.

The Company is required to perform an annual impairment test related to goodwill which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. Our analysis concluded that as of December 31, 2016, goodwill was not impaired.

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2016	2015

Office and laboratory equipment	$3,351,065	$3,345,353
Computer software	4,000	4,000
Leasehold improvements	2,333,443	2,324,672
Construction in process	56,640	—
Total fixed assets	5,745,148	5,674,025
Less– accumulated depreciation and amortization	(4,301,090)	(3,945,554)
Fixed assets, net	$1,444,058	$1,728,471

For the years ended December 31, 2016 and 2015, the Company incurred approximately $357,000 and $363,000 of depreciation and amortization expense, respectively.

6. AGREEMENTS

2003 License Agreement with the University of Michigan

In September 2003, Cellectar, Inc. entered into an exclusive license agreement (the “U. Mich. License”) with the Regents of the University of Michigan, (“U. Mich.”) for the development, manufacture and marketing of products under several composition-of-matter patents in North America that expired in December 2016, at which point the U. Mich. License expired.  The Company was responsible for an annual license fee of $10,000 and was required to pay costs associated with the maintenance of the patents covered by the U. Mich. License.  The Company made all payments as they became due, there were no defaults under the U. Mich. License, nor was the Company notified of a default by U. Mich.

The Company incurred expenses of approximately $0 and $500 for the reimbursement of patent maintenance fees to U. Mich. during the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, all annual license fees had been paid in a timely manner.

2015 Material Transfer Arrangement with Pierre Fabre

On December 14, 2015 the Company entered into an arrangement (the “MTA”) with Institut de Recherche Pierre Fabre (“IRPF”). Under this arrangement, IRPF will provide a selection of its proprietary cytotoxics to the Company for use in an in vivo proof-of-concept study to evaluate the potential to create new drug conjugates (“NDCs”) in combination with the Company’s proprietary Phospholipid Drug Conjugate platform technology. The Company will own all intellectual property associated with the NDCs developed as part of the research collaboration. If the Company decides to further develop any of the NDCs for pre-clinical studies, the Company will enter into good faith discussions with IRPF to acquire an option to in-license the IRPF Materials. In the event that the Company proposes to enter into a business relationship with a third party for advancement of the NDCs, the Company will grant IRPF a right of first refusal to enter into the same business relationship, which will be exercisable by IRPF within 60 days. In the event that the Company does not choose to further develop the NDCs for pre-clinical studies, and IRPF desires to do so within four years following expiration of this arrangement, the Company and IRPF will enter into good faith business discussions relating to IRPF’s use of the results of the study and certain of the Company’s proprietary technologies relating to the IRPF Materials. The Company has agreed to perform the study by December 14, 2017, and the Company’s obligation to grant a right of first refusal will continue for four years following the date on which the Company provides the results of the study to IRPF.

7.  LONG-TERM NOTES PAYABLE

On September 15, 2010, Cellectar, Inc. entered into certain loan agreements with the Wisconsin Department of Commerce (the “WDOC Notes”) to borrow a total of $450,000. The WDOC Notes bear interest at 2% per annum beginning on the date of disbursement and allowed for the deferral of interest and principal payments until April 30, 2015. In the event of default of payment, interest on the delinquent payment is payable at a rate equal to 12% per annum. Monthly payments of $20,665 for principal and interest commenced on May 1, 2015 and continue for 23 equal installments with the final installment of any remaining unpaid principal and interest due on April 1, 2017.

The Company recorded interest expense related to these notes of approximately $1,500 and $4,000 for the years ended December 31, 2016 and 2015, respectively.

8. STOCKHOLDERS’ EQUITY

November 2016 Underwritten Offering

On November 23, 2016, the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters named therein, in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 800,000 shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,356 shares of common stock (the “Series A Preferred Stock”) and Series C warrants to purchase 5,333,356 shares of common stock (the “Series C Warrants”), plus up to an additional 800,000 shares of common stock and Series C Warrants to purchase up to an additional 800,000 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series C Warrant to purchase one share of common stock was $1.50. The public offering price to purchase one share of Series A Preferred Stock, each of which is convertible into 66,667 shares of common stock, together with a Series C Warrant to purchase 66,667 shares of common stock was $100,000. The Series A Preferred Stock is non-voting, has no dividend rights (except to the extent dividends are also paid on common stock), liquidation preference, or other preferences over common stock. The Series C Warrants have an exercise price of $1.50 per share, and are exercisable for five years from the date of issuance. The net proceeds were allocated to each security based upon the pro-rata values of the underlying common stock and a Black-Scholes valuation of the warrants.

The sale of securities pursuant to the Underwriting Agreement, including the entire over-allotment option, closed on November 29, 2016 (the “November 2016 Underwritten Offering”). Gross proceeds were $9.2 million with net proceeds to the Company of approximately $8.3 million.

On or prior to December 31, 2016, 51 shares of Series A Preferred Stock issued in the November 2016 Underwritten Offering were converted into 3,400,017 shares of common stock. As of December 31, 2016, 17 shares of Series A Preferred Stock remained outstanding (see Note 17).

April 2016 Underwritten Offering

On April 15, 2016 the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co., Inc. in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 1,378,364 shares of common stock, Series B prefunded warrants to purchase 1,908,021 shares of common stock and Series A warrants to purchase 3,286,385 shares of common stock, plus up to an additional 492,957 shares of common stock and Series A warrants to purchase up to an additional 492,957 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series A warrant to purchase one share of common stock was $2.13. The public offering price of a Series B pre-funded warrant to purchase one share of common stock together with a Series A warrant to purchase one share of common stock was $2.12. The Series B pre-funded warrants had an exercise price of $0.01 per share, were immediately exercisable and do not expire. The Series A warrants have an exercise price of $3.04 per share, are exercisable for five years from the date of issuance, and are callable by the Company under certain circumstances.

On April 20, 2016 the Company closed an underwritten public offering (the “April 2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million. All of the Series B pre-funded warrants issued in the April 2016 Underwritten Offering were exercised on or prior to June 30, 2016.

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

Pursuant to the Warrant Restructuring Agreement, the Company also agreed with the holders of 2015 Series A Warrants that upon the consummation of the 2016 Underwritten Offering, the exercise price of the 2015 Series A Warrants would be reduced to the public offering price per share of the shares of common stock sold in this offering and that the warrants would be amended such that the exercise price would no longer be subject to adjustment in connection with future equity offerings we may undertake. In consideration of this amendment, the Company agreed to issue to each of those holders a new warrant to purchase an additional number of shares of common stock equal to twice the number of shares of common stock underlying the 2015 Series A Warrants held by them (the “Incremental Series A Warrants”). These warrants have an exercise price equal to $2.13 (the public offering price of the shares of common stock sold in the 2016 Underwritten Offering), become exercisable on October 20, 2016, and expire on the fifth anniversary of that date.

2016 Reverse Stock Split and Recapitalization

At a special meeting held on February 8, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1:5 to 1:10 in order to ensure that adequate authorized but unissued shares would be available for anticipated future financings, and to satisfy requirements for the continued listing of the Company’s common stock on the NASDAQ Capital Market. In addition, the proposal approved by the stockholders provided that if the reverse split was effected, the number of shares of common stock that the Company is authorized to issue remained unchanged at 40,000,000. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to the Company’s certificate of incorporation. The board of directors authorized the ratio of the reverse split on February 24, 2016, and effective at the close of business on March 4, 2016, the Company’s certificate of incorporation was amended to effect a 1-for-10 reverse split of the Company’s common stock (the “2016 Reverse Split”). All share and per share numbers included in these consolidated financial statements give effect to the 2016 Reverse Split.

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

Under the terms of the Pre-Funded Warrants, if the Company issues shares of common stock or common stock equivalents at a purchase price (a “Dilutive Price”) less than the then-effective warrant share purchase price for the Pre-Funded Warrants, which is initially $22.00 per share, the number of shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants will be increased to equal (i) the product of the then-effective warrant share purchase price multiplied by the number of shares of Common Stock for which the Pre-Funded Warrants may be exercised, divided by (ii) the Dilutive Price. Following any such adjustment, the warrant share purchase price shall be adjusted to equal the Dilutive Price. Similarly, until the Company completes an equity financing with gross proceeds of at least $10.0 million, if the Company issues shares of common stock or common stock equivalents for a purchase price less than the then-effective exercise price for the Series A Warrants, the exercise price of the Series A Warrants will be lowered to equal that lower price (see “Warrant Restructuring” above).

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2016 (see Note 17).

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price		Expiration Date

November 2016 Public Offering Series C	6,133,356	$1.50		November 29, 2021
April 2016 Underwritten Registered Series A	3,626,942	$3.04		April 20,2021
October 2015 Incremental Series A	300,006	$2.13		October 20,2021
October 2015 Private Placement Series A	86,365	$2.13		April 1, 2021
October 2015 Offering – Placement Agent	3,750	$28.30		October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80		August 20, 2019
February 2013 Public Offering (1)	38,750	$1.50	(2)	February 20, 2018
February 2013 Public Offering – Placement Agents	3,854	$125.00		February 4, 2018
November 2012 Private Placement	5,000	$250.00		November 2, 2017
June 2012 Public Offering	14,910	$250.00		June 13, 2017
Total	10,716,952

(1)	These warrants have a certain type of cash settlement feature or their exercise prices for which the warrant may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued in August 2014.
(2)	Due to the issuance of common stock at $1.50 per share as part of the November 2016 Underwritten Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering were adjusted to reflect the revised exercise price of $1.50 each.

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options, preferred stock conversions and warrants:

	December 31,
	2016	2015

Warrants	10,716,952	861,314
Preferred stock	1,133,339	—
Stock options	471,433	70,916
Total number of shares reserved for future issuance	12,321,724	932,230

9.  STOCK-BASED COMPENSATION

2015 Stock Incentive Plan. The 2015 Stock Incentive Plan (the “2015 Plan”) was approved for a total of 420,000 shares of common stock and are authorized for issuance under the plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The 2015 Plan replaces our 2006 Stock Incentive Plan (the “2006 Plan”). Awards will no longer be granted under the 2006 Plan; however, all outstanding awards under the 2006 Plan will remain in effect according to the terms of the 2006 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2006 Plan and any shares underlying awards under the 2006 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will instead be added to the number of shares available for grant under the 2015 Plan. The 2015 Plan was approved by stockholders at our 2015 Annual Meeting of Stockholders. As of December 31, 2016, there are an aggregate of 130,895 shares available for future grants under the Plan.

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

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Year Ended December 31,
	2016	2015
Employee and director stock option grants:
Research and development	$58,044	$130,901
General and administrative	471,453	317,257
	529,497	448,158
Non-employee consultant stock option grants:
Research and development	(338)	(858)
General and administrative	—	—
	(338)	(858)
Total stock-based compensation	$529,159	$447,300

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, during the periods ended December 31, 2016 and 2015.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Year Ended December 31,
	2016	2015
Volatility	104-105%	106-107%
Risk-free interest rate	1.29-1.39%	1.70-1.95%
Expected life (years)	6	6
Dividend	0%	0%
Weighted-average exercise price	$1.97	$26.50
Weighted-average grant-date fair value	$1.59	$21.60

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	71,946	$155.90
Granted	46,520	$26.50
Exercised	(833)	$27.40
Expired	(18,340)	$241.80
Forfeited	(28,360)	$82.20
Outstanding at December 31, 2015	70,933	$78.63
Granted	475,300	$1.97
Exercised	(166)	$1.48
Expired	(16,153)	$156.53
Forfeited	(58,481)	$7.00
Outstanding at December 31, 2016	471,433	7.59

Vested, December 31, 2016	74,006	$26.68	8.78	$—
Unvested, December 31, 2016	397,427	$4.03	9.35	$—
Exercisable at December 31, 2016	74,006	$26.68	8.78	$—

Exercise prices for all grants made during the twelve months ended December 31, 2016 and 2015 were equal to or greater than the market value of the Company’s common stock on the date of grant. The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2016 and 2015 was $1.59 and $21.60, respectively.  The total fair value of shares vested during the years ended December 31, 2016 and 2015 was $440,443 and $449,649, respectively.  The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2016 was $20.03 and $3.27, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2015 was $125.70 and $23.90, respectively.

The weighted average grant date fair value of options expired during the years ended December 31, 2016 and December 31, 2015 was $116.32 and $126.10, respectively. The weighted average grant date fair value of options forfeited during the years ended December 31, 2016 and December 31, 2015 was $2.54 and $47.09, respectively. The number of options vested during the years ended December 31, 2016 and December 31, 2015 was 68,180 and 9,466, respectively. The number of options unvested at January 1, 2016 and January 1, 2015 was 47,253 and 38,555, respectively. The weighted average grant date fair value of options unvested at January 1, 2016 and January 1, 2015 was $23.93 and $49.52, respectively.

As of December 31, 2016, there was $1,050,110 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $519,276, $369,948, and $160,886 during 2017, 2018, and 2019 respectively. The Company expects options to purchase 390,863 shares to vest in the future~~.~~

10.  INCOME TAXES

	2016	2015

Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(4,053,114)	(3,105,641)
State	99,883	42,562
Total deferred	(3,953,231)	(3,063,079)

Change in valuation allowance	3,953,231	3,063,079
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2016	2015

Deferred tax assets
Federal net operating loss	$36,472,996	$32,565,906
Federal research and development tax credit carryforwards	3,808,862	2,858,628
State net operating losses and tax credit carryforwards	2,628,006	2,619,290
Capitalized research and development expenses	8,834,640	9,883,932
Stock-based compensation expense	2,162,703	1,993,664
Other	235,681	289,643
Total deferred tax assets	54,142,888	50,211,063

Deferred tax liabilities
Depreciable assets	(150,196)	(171,602)
Total deferred tax liabilities	(150,196)	(171,602)

Net deferred tax assets	53,992,692	50,039,461
Less– valuation allowance	(53,992,692)	(50,039,461)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2016	2015
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes	(1.07)%	(0.50)%
Permanent items	17.88%	20.11%
Federal tax credits	9.55%	3.07%
Change in valuation allowance	(63.97)%	(55.76)%
Other	3.61%	(0.92)%
Total	0.00%	0.00%

As of December 31, 2016, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $107,274,000 and $34,119,000 respectively, which expire in 2018 through 2036 and in 2023 through 2034, respectively.  In addition, the Company has federal and state research and development and investment tax credits of approximately $3,809,000 and $1,268,000, respectively, which expire in 2018 through 2036 and in 2018 through 2031, respectively.  The amount of NOLs and tax credit carryforwards which may be utilized annually in future periods will be limited pursuant to Section 382 of the Internal Revenue Code as a result of substantial changes in the Company’s ownership that have occurred or that may occur in the future.  The Company has not quantified the amount of such limitations.

Because of the Company’s continuing losses and uncertainty associated with the utilization of the deferred tax assets in the future, management has provided a full allowance against the net deferred tax asset.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2016 or 2015, and does not anticipate having unrecognized tax benefits over the next twelve months.  The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2010. Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2010 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

11.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, which includes the common shares that would be issued upon conversion of the Series A preferred stock. Diluted net loss per share is computed by dividing net loss, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the years ended December 31, 2016 and 2015, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2016	2015
Warrants	10,716,952	861,314
Stock options	471,433	70,916

12. COMMITMENTS

Real Property Leases

On September 5, 2007, Cellectar, Inc. entered into a 36-month lease for office and manufacturing space, commencing September 15, 2007.  The lease provided for the option to extend the lease under its original terms for seven additional two-year terms.  Rent was $8,050 per month for the first year and then escalated thereafter by 3% per year for the duration of the term including any lease extension terms.  The lease also required the payment of monthly rent of $1,140 for approximately 3,400 square feet of expansion space.  The monthly rent for the expansion space was fixed until such time as the expansion space is occupied at which time the rent would increase to the current per square foot rate in effect under the original lease terms.  The Company is responsible for certain building-related costs such as property taxes, insurance, and repairs and maintenance.  Rent expense is recognized on a straight-line basis and accordingly the difference between the recorded rent expense and the actual cash payments has been recorded as deferred rent as of each balance sheet date.  Due to the significant value of leasehold improvements purchased during the initial 3-year lease term and the economic penalty for not extending the building lease, straight-line rent expense and the associated deferred rent has been calculated over 17 years, which represents the full term of the lease, including all extensions.

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

In March 2016, the Company exercised its option to extend the lease for an additional two-year term that commenced on September 15, 2016 and continues through September 14, 2018.

As of December 31, 2016, future minimum lease payments under this non-cancelable lease are approximately as follows:

Years ending December 31,
2017	$137,000
2018	105,000
$242,000

Rent expense was approximately $131,000 and $142,000 for the years ended December 31, 2016 and 2015, respectively.

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

15. RELATED PARTY TRANSACTIONS

The Company’s former Chief Scientific Officer and principal founder of Cellectar, Inc. who resigned July 2016 and continues to be a shareholder of the Company, is a faculty member at the University of Wisconsin-Madison (“UW”). During 2016 the Company incurred approximately $225,000 in expenses from UW for costs associated with clinical trial agreements. During 2015 the Company incurred approximately $178,000 in expenses from UW which was also related to the costs associated with clinical trial agreements. The Company had accrued liabilities to UW of approximately $64,000 and $40,000 as of December 31, 2016 and 2015, respectively.

16. RESTRUCTURING COSTS AND OTHER CORPORATE CHANGES

On June 15, 2015, the Company appointed a new President and Chief Executive Officer, who was also named to the Company’s Board as a Class II director. The former President, Chief Executive Officer and Class II director retired from each of those positions. In addition, during third quarter 2015 the Company eliminated certain personnel positions, which resulted in restructuring charges of approximately $204,000 being recorded in the twelve months ended December 31, 2015. There were no such costs during 2016.

17. SUBSEQUENT EVENTS

During the month of January 2017, all of the remaining 17 shares of Series A Preferred Stock that were outstanding as of December 31, 2016 were converted by the holders into an aggregate of 1,133,339 shares of common stock.

Subsequent to December 31, 2016, and prior to March 10, 2017, 1,336,218 Series C Warrants were exercised by their holders, resulting in proceeds to the Company of $2,004,327, and reducing the number of Series C Warrants outstanding to 4,797,138.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2016, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

On March 11, 2016 our Annual Report on Form 10-K for the year ended December 31, 2015 was filed. At that time, our management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2015, due to a material weakness in our internal control over financial reporting, described below, related to our accounting for complex, non-recurring accounting issues.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2015, the Company experienced a decline in stock price and was actively seeking capital, which added complexity to its financial reporting. The market pressures added to the accounting complexity with issues such as goodwill, fixed asset impairment, and other related issues. Due to the added accounting complexities, limited resources, and the challenge of performing multiple functions for a development stage business with limited capital resources; Cellectar management determined that the internal control over financial reporting for complex transactions during 2015 may not have always operated at the appropriate level of precision required to prevent or detect material misstatements of the Company’s financial statements on a timely basis. In response, the Company’s management expended, and continues to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have implemented processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, which we are continually improving to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These processes include acquiring enhanced access to accounting literature, research materials and documents, and the utilization of third party experts with whom we consult regarding the application of complex accounting transactions simultaneously with, or immediately after, the occurrence of the transaction. During 2016, as a result of the implementation of our remediation plan, we believe the previously reported material weakness was remediated.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting other than as reported above.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have identified the changes described above as changes in the internal control over the financial reporting process that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions “Proposal No. 1 — Election of Directors,” “Executive Officers and Directors” and “Corporate Governance.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions “Proposal No. 6 — Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Other Matters — Audit and Other Fees.”

PART IV

Item 15. Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011		8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation		8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.		8-K	February 11, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	March 4, 2015	3.1
3.6	Amended and Restated By-laws		8-K	June 1, 2011	3.1
3.7	Form of Certificate of Designation of Series A Preferred Stock		S-1/A	November 18, 2016	3.7
4.1	Form of common stock certificate		S-1/A	November 9, 2011	4.1
4.2	Form of Series A Preferred Stock certificate		S-1/A	November 18, 2016	4.2
10.1	Form of non-plan non-qualified stock option used from February to May 2005*		SB-2	November 16, 2005	10.4
10.2	Form of non-plan non-qualified stock option used after May 2005*		SB-2	November 16, 2005	10.5
10.3	2006 Stock Incentive Plan, as amended*		8-K	December 18, 2013	10.1
10.4	Form of Incentive Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.1
10.5	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan*		8-K	December 15, 2006	10.2
10.6	Common Stock Purchase Warrant dated February 11, 2009		8-K	February 18, 2009	4.2
10.7	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010		S-1/A	July 7, 2010	10.53
10.8	Form of Common Stock Purchase Warrant dated April 8, 2011		8-K	April 11, 2011	4.3

10.9	Securities Purchase Agreement dated April 8, 2011	8-K	April 11, 2011	10.1
10.10	License Agreement between Cellectar, LLC and the Regents of the University of Michigan dated September 14, 2003, as amended through June 2010	S-1	July 1, 2011	10.31
10.11	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended	S-1	July 1, 2011	10.32
10.12	Loan Agreement between the Wisconsin Department of Commerce and Cellectar, Inc. dated September 15, 2010	S-1	July 1, 2011	10.33
10.13	General Business Security Agreement dated September 15, 2010	S-1	July 1, 2011	10.34
10.14	Form of Warrant dated December 6, 2011	S-1/A	November 9, 2011	4.2
10.15	Placement Agent Agreement dated April 9, 2012 between the Company and Rodman and Renshaw, LLC	S-1	April 9, 2012	10.31
10.16	Securities Purchase Agreement dated June 7, 2012	8-K	June 11, 2012	10.1
10.17	Amendment Agreement dated May 11, 2012 between the Company and Rodman and Renshaw, LLC	S-1/A	May 14, 2012	10.33
10.18	Form of Common Stock Purchase Warrant dated June 13, 2012	8-K	June 11, 2012	4.1
10.19	Securities Purchase Agreement between the Company and Renova Industries Ltd.	10-Q	November 6, 2012	10.2
10.20	Form of Securities Purchase Agreement	8-K	February 14, 2013	10.1
10.21	Form of Common Stock Purchase Warrant	8-K	February 14, 2013	4.1
10.22	Amendment and restated Placement Agent Agreement dated January 8, 2013 between the Company and Burrill LLC	S-1/A	January 31, 2013	10.37
10.23	Retention Agreement between the Company and Christopher Pazoles dated July 26, 2013*	10-Q	November 13, 2013	10.2
10.24	Retention Agreement between the Company and Joanne M. Protano dated July 26, 2013*	10-Q	November 13, 2013	10.3
10.25	Consulting Agreement between the Company and Simon Pedder dated October 4, 2013*	10-Q	November 13, 2013	10.4
10.26	Employment Agreement between the Company and Simon Pedder dated October 4, 2013*	10-Q	November 13, 2013	10.5
10.27	Waiver Agreement between the Company and Renova Assets Ltd. dated October 9, 2013	8-K	October 10,2013	10.1
10.28	Securities Purchase Agreement dated February 5, 2014	8-K	February 10, 2014	10.1

10.29	Form of Convertible Debenture		8-K	February 10, 2014	4.1
10.30	Form of Common Stock Purchase Warrant		8-K	February 10, 2014	4.2
10.31	Form of Warrant Agreement between Cellectar Biosciences, Inc. and American Stock Transfer and Trust Company		S-1/A	July 7, 2014	10.31
10.32	Form of Underwriting Agreement		S-1/A	July 7, 2014	1.1
10.33	Form of Note Purchase and Security Agreement		10-Q	August 4, 2014	10.1
10.34	Form of 8% Secured Promissory Note		10-Q	August 4, 2014	10.2
10.35	Form of Consent Agreement with Debenture Holders		10-Q	August 4, 2014	10.3
10.36	2015 Stock Incentive Plan		10-Q	August 12, 2015	10.1
10.37	Employment Agreement between the Company and James Caruso, dated June 15, 2015*		10-Q	August 12, 2015	10.2
10.38	Placement Agency Agreement dated September 28, 2015 between the Company and Ladenburg Thalmann & Co. Inc.		8-K	September 30, 2015	1.1
10.39	Form of Series B Pre-Funded Warrant		8-K	September 30, 2015	4.1
10.40	Form of Series A Warrant		8-K	September 30, 2015	4.2
10.41	Securities Purchase Agreement dated September 28, 2015		8-K	September 30, 2015	10.1
10.42	Registration Rights Agreement dated September 28, 2015		8-K	September 30, 2015	10.2
10.43	Amendment and Exchange Agreement dated April 13, 2016		S-1/A	April 14, 2016	10.43
10.44	Form of Underwriting Agreement		S-1/A	April 14, 2016	1.1
10.45	Form of Series A Warrant		S-1/A	April 14, 2016	4.2
10.46	Form of Series B Pre-Funded Warrant		S-1/A	April 14, 2016	4.3
10.47	Form of Warrant Agency Agreement		S-1/A	April 14, 2016	4.4
10.48	Form of Underwriting Agreement		S-1/A	November 18, 2016	1.1
10.49	Form of Series C Warrant		S-1/A	November 18, 2016	4.3
10.50	Form of Warrant Agency Agreement		S-1/A	November 18, 2016	4.4
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer
March 15, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer (Principal Executive Officer)
March 15, 2017

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 15, 2017

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
March 15, 2017

By:	/s/ John Neis
John Neis
Title: Director
March 15, 2017

By:	/s/ Stefan Loren
Stefan Loren
Title: Director
March 15, 2017