Form 10-Q
period 2017-03-31
Cellectar Biosciences, Inc.
filed 2017-05-11
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 13,462,170 shares of common stock, $0.00001 par value per share, as of May 8, 2017.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,238,394	$11,444,619
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	893,185	693,569
Total current assets	12,186,579	12,193,188
FIXED ASSETS, NET	1,423,448	1,444,058
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$15,297,361	$15,324,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$—	$86,591
Accounts payable and accrued liabilities	1,186,092	1,416,433
Derivative liability	209,600	127,125
Capital lease obligations, current portion	2,801	2,727
Total current liabilities	1,398,493	1,632,876
LONG-TERM LIABILITIES:
Deferred rent	145,367	146,583
Capital lease obligation, less current portion	4,520	5,249
Total long-term liabilities	149,887	151,832
TOTAL LIABILITIES	1,548,380	1,784,708
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none and 17 Series A issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	875,572
Common stock, $0.00001 par value; 40,000,000 shares authorized; 13,458,170 and 10,368,325 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	135	104
Additional paid-in capital	87,427,196	83,451,222
Accumulated deficit	(73,678,350)	(70,787,026)
Total stockholders’ equity	13,748,981	13,539,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,297,361	$15,324,580

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

COSTS AND EXPENSES:
Research and development	$1,856,880	$1,039,454
General and administrative	955,356	961,254
Total costs and expenses	2,812,236	2,000,708

LOSS FROM OPERATIONS	(2,812,236)	(2,000,708)

OTHER INCOME (EXPENSE):
Gain (loss) on revaluation of derivative warrants	(82,475)	2,824,722
Interest income, net	3,387	549
Total other income (expense), net	(79,088)	2,825,271
NET INCOME (LOSS)	$(2,891,324)	$824,563
BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.24)	$0.96
SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER COMMON SHARE	12,010,284	858,107
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.24)	$0.91
SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) PER COMMON SHARE	12,010,284	906,381

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,891,324)	$824,563
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	86,911	90,773
Stock-based compensation expense	165,674	102,918
(Gain) loss on revaluation of derivative warrants	82,475	(2,824,722)
Changes in:
Accounts payable and accrued liabilities	(230,341)	(67,256)
Prepaid expenses and other current assets	(199,616)	55,793
Other assets and liabilities	(1,216)	(325)
Cash used in operating activities	(2,987,437)	(1,818,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(66,301)	—
Cash used in investing activities	(66,301)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2,934,759	—
Payments on notes payable	(86,591)	(60,528)
Payments on capital lease obligations	(655)	(588)
Cash paid for issuance costs	—	(69,450)
Reverse stock split fractional shares	—	(594)
Cash provided by (used in) financing activities	2,847,513	(131,160)
NET DECREASE IN CASH AND EQUIVALENTS	(206,225)	(1,949,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,444,619	3,857,791
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,238,394	$1,908,375
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$364	$1,467

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the three months ended March 31, 2017, generated an operating loss of approximately $2,812,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance at March 31, 2017 is adequate to fund operations at budgeted levels into second quarter 2018. The Company’s ability to execute its operating plan beyond second quarter 2018 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2017 and consolidated results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at March 31, 2017 and December 31, 2016 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore, no changes in goodwill were made during the three months ended March 31, 2017 and 2016.

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

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the three months ended March 31, 2017 and 2016.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which is generally three years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Awards of stock that are not performance-based are valued at the fair market value on the date of the grant and are amortized over the service period of the award. Non-employee stock-based compensation is accounted for in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 505, Equity.  As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 at March 31, 2017 and December 31, 2016. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2017 and December 31, 2016, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$49,600	$49,600
August 2014 Warrants	—	160,000	—	160,000
Total	$—	$160,000	$49,600	$209,600

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$27,125	$27,125
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$27,125	$127,125

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

The following table summarizes the modified option-pricing assumptions used:

	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2016
Volatility	118%	92.72-134%
Risk-free interest rate	1.03%	0.53-1.15%
Expected life (years)	0.89	1.14-1.89
Dividend	0%	0%

During fiscal year 2016, the Company had warrants outstanding for part of the year that were considered financial instruments. Those warrants were either extinguished or amended such that they were no longer considered financial instruments as of December 31, 2016, and were, therefore, not financial instruments during the quarter ended March 31, 2017. The following table summarizes the modified option-pricing assumptions used for the period they were considered financial instruments:

Twelve Months Ended December 31, 2016
Volatility	89.73%
Risk-free interest rate	1.65%
Expected life (years)	4.50
Dividend	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2016
Beginning balance – Fair value	$27,125	$2,067,000
Reclassification to equity for warrants that are no longer derivative liabilities	—	(1,392,429)
Loss (gain) on derivatives resulting from change in fair value or extinguishment	22,475	(647,446)
Ending balance – Fair value	$49,600	$27,125

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 day period with trades that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

November 2016 Underwritten Offering

On November 23, 2016, the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters named therein, in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 800,000 shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,356 shares of common stock and Series C warrants to purchase 5,333,356 shares of common stock, plus up to an additional 800,000 shares of common stock and Series C warrants to purchase up to an additional 800,000 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series C warrant to purchase one share of common stock was $1.50. The public offering price to purchase one share of Series A preferred stock, each of which is convertible into 66,667 shares of common stock, together with a Series C warrant to purchase 66,667 shares of common stock was $100,000. The preferred stock was non-voting, had no dividend rights (except to the extent dividends were also paid on common stock), liquidation preference, or other preferences over common stock. The Series C warrants have an exercise price of $1.50 per share, and are exercisable for five years from the date of issuance. The net proceeds were allocated to each security based upon the pro-rata values of the underlying common stock and a Black-Scholes valuation of the warrants.

The sale of securities pursuant to the Underwriting Agreement, including the entire over-allotment option, closed on November 29, 2016 (the “November 2016 Underwritten Offering”). Gross proceeds were $9.2 million with net proceeds to the Company of approximately $8.3 million.

As of December 31, 2016, 17 shares of Series A preferred stock were outstanding. During the three months ended March 31, 2017, all 17 shares were converted into 1,133,339 shares of common stock.

During the three months ended March 31, 2017, Series C warrants representing 1,956,506 shares of common stock were exercised by the holders, for proceeds of $2,934,759.

April 2016 Underwritten Offering

On April 15, 2016, the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co., Inc. in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 1,378,364 shares of common stock, Series B prefunded warrants to purchase 1,908,021 shares of common stock and Series A warrants to purchase 3,286,385 shares of common stock, plus up to an additional 492,957 shares of common stock and Series A warrants to purchase up to an additional 492,957 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series A warrant to purchase one share of common stock was $2.13. The public offering price of a Series B pre-funded warrant to purchase one share of common stock together with a Series A warrant to purchase one share of common stock was $2.12. The Series B pre-funded warrants had an exercise price of $0.01 per share, were immediately exercisable and do not expire. The Series A warrants have an exercise price of $3.04 per share, are exercisable for five years from the date of issuance, and are callable by the Company under certain circumstances.

On April 20, 2016, the Company closed on the underwritten public offering (the “April 2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

Warrant Restructuring

On April 13, 2016, the Company entered into an exchange and amendment agreement (the “Warrant Restructuring Agreement”). Pursuant to the Warrant Restructuring Agreement, the Company agreed with the holders of 2015 Series A warrants that upon the consummation of the 2016 Underwritten Offering, the exercise price of the 2015 Series A warrants would be reduced to the public offering price per share of the shares of common stock sold in this offering and that the warrants would be amended such that the exercise price would no longer be subject to adjustment in connection with future equity offerings we may undertake. In consideration of this amendment, the Company agreed to issue to each of those holders a new warrant to purchase an additional number of shares of common stock equal to twice the number of shares of common stock underlying the 2015 Series A Warrants held by them (the “Incremental Series A Warrants”). As a result, the 2015 Series A warrants and the Incremental Series A Warrants have an exercise price equal to $2.13 (the public offering price of the shares of common stock sold in the 2016 Underwritten Offering).

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2017.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price		Expiration Date

November 2016 Public Offering Series C	4,176,850	$1.50		November 29, 2021
April 2016 Underwritten Registered Series A	3,626,942	$3.04		April 20,2021
October 2015 Incremental Series A	300,006	$2.13		October 20,2021
October 2015 Private Placement Series A	86,365	$2.13		April 1, 2021
October 2015 Offering – Placement Agent	3,750	$28.30		October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80		August 20, 2019
February 2013 Public Offering (1)	38,750	$1.50	(2)	February 20, 2018
February 2013 Public Offering – Placement Agents	3,854	$125.00		February 4, 2018
November 2012 Private Placement	5,000	$250.00		November 2, 2017
June 2012 Public Offering	14,910	$250.00		June 13, 2017
Total	8,760,446

(1)	These warrants have a certain type of cash settlement feature or their exercise prices for which the warrant may be exercised are subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued in August 2014.
(2)	Due to the issuance of common stock at $1.50 per share as part of the November 2016 Underwritten Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering were adjusted to reflect the revised exercise price of $1.50 each.

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options, preferred stock conversions and warrants:

	March 31, 2017	December 31, 2016

Warrants	8,760,446	10,716,952
Preferred stock	—	1,133,339
Stock options	508,733	471,433
Total number of shares reserved for future issuance	9,269,179	12,321,724

4. NOTES PAYABLE

During the quarter ended March 31, 2017, the two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation, dated September 15, 2010, were paid in full.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2017	2016

Employee and director stock option grants:
Research and development	$16,648	$11,035
General and administrative	149,026	92,249
	165,674	103,284

Non-employee consultant stock option grants:
Research and development	—	(366)
	—	(366)

Total stock-based compensation	$165,674	$102,918

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, for the three months ended March 31, 2017 and for the year ended December 31, 2016.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Exercise prices for all grants made during the three months ended March 31, 2017 were equal to the market value of the Company’s common stock on the date of grant. There were no stock option grants during the three months ended March 31, 2016.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	471,433	$7.59
Granted	37,300	$2.18
Expired	—	$—
Forfeited	—	$—
Outstanding at March 31, 2017	508,733	$7.19

Vested, March 31, 2017	104,106	$19.84	8.70	$54,579
Unvested, March 31, 2017	404,627	$3.94	9.17	$167,134
Exercisable at March 31, 2017	104,106	$19.84	8.70	$54,579

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2017, there was approximately $950,882 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize approximately $372,648, $391,798, $186,079, and $357 during 2017, 2018, 2019 and 2020, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2017 was $14.95 and $3.20, respectively.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2017 or 2016 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

7. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended March 31, 2016 is computed by dividing net income by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2017, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2017	2016
Warrants	8,760,446	782,782
Stock options	508,733	68,582

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for amounts due to clinical research organizations, and clinical investigators and the risk factors set forth in our annual report on Form 10-K and in Part II below under the caption “Risk Factors”. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the development of targeted phospholipid drug conjugates (PDCs) for the treatment of cancer. The Company’s research and development program is based on its proprietary PDC cancer targeting delivery platform. The delivery platform possesses the potential for the discovery and development of a broad range of cancer targeting agents. The Company’s pipeline is comprised of pre-clinical and clinical product candidates including radiotherapeutic and chemotherapeutic PDC’s. The Company’s research and development resources are focused on the clinical advancement of its therapeutic PDC’s.

Our Company’s core strategy is to leverage our industry leading PDC, proprietary cancer targeting delivery platform to generate capital, supplement internal resources and accelerate and broaden product candidate clinical development through strategic asset acquisitions and research collaborations.

Our shares are listed on the Nasdaq® Capital Market under the symbol CLRB; prior to August 15, 2014, our shares were quoted on the OTCQX® marketplace, and prior to February 12, 2014 were quoted under the symbol NVLT.

Our PDC platform is based on our cancer-targeting and delivery technology which provides selective delivery of a diverse range of oncologic payloads to cancer cells and cancer stem cells. By linking various drug payloads to our proprietary phospholipid ether cancer-targeting vehicle, we believe we can create PDCs with the potential to provide highly targeted delivery of chemotherapeutic and radiotherapeutic payloads to a broad range of cancers. As a result, our PDC platform has the potential to improve the therapeutic indices of drug payloads and enhance or maintain efficacy while minimizing the off-target and toxic side effects that frequently occur with typical cancer therapies. The Company is currently focused on the development of its lead therapeutic product candidate, CLR 131. Additionally, the Company is executing the pre-clinical evaluation and development of its CLR CTX Chemotherapeutic PDC program with both internal and external resources.

•	CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC that is designed to deliver cytotoxic (cell-killing) radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 1 and Phase 2 clinical studies. The Phase 1 clinical study is a standard three by three dose escalation safety study in patients with relapse or refractory multiple myeloma. Multiple myeloma is the second most common hematologic cancer and an incurable cancer of plasma cells. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature, and continued unmet medical need in the relapse/refractory setting. The primary goals of the Phase 1 study are to assess the compound’s safety and tolerability in patients with relapsed or refractory multiple myeloma. Secondary objectives include establishment of a recommended Phase 2 dose, both with and without dexamethasone, as well as an assessment of therapeutic activity, including surrogate efficacy markers, progression free survival (PFS) and overall survival. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. The Phase 1 study was initiated in April 2015 and we announced favorable safety results from the first patient cohort in January 2016. The study’s Data Monitoring Committee (DMC), unanimously agreed to allow an increase in the dose of CLR 131 by 50% and advancement into the second cohort. The DMC reviewed Cohort 2 patient safety data in September 2016, and unanimously agreed to an increase in the dose by 33% and advancement to Cohort 3. In February 2017, the DMC unanimously determined the safety profile was again favorable in Cohort 3 and that it was acceptable to advance into Cohort 4 with an increase in dose by 20%. Surrogate markers of efficacy, including M protein, Free Light Chain (FLC), Progression Free Survival (PFS), and Overall Survival (OS), are also captured as secondary objectives of this Phase 1 study. In July 2016, the Company was awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance CLR 131. The funds are supporting a Phase 2 study the Company initiated in March 2017 to further define the clinical benefits of CLR 131 in multiple myeloma and other rare hematologic malignancies.

•	The Company is exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR CTX Chemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial CTX product candidates include CLR 1601-PTX, CLR 1602-PTX and CLR 1603-PTX; all are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. These PDCs are designed to selectively deliver paclitaxel, a chemotherapeutic payload to cancer cells and cancer stem cells increasing the therapeutic index of paclitaxel as a monotherapy. Each of our paclitaxel PDC’s have been evaluated in vitro to demonstrate formulation stability and CLR 1602-PTX is currently being studied in vivo to further explore the PDC’s cancer targeting selectivity. In December of 2015, the Company entered into a research collaboration for our PDC technology with Pierre Fabre laboratories, the third largest French pharmaceutical company. The objective of the research collaboration is to co-design a library of PDC’s employing Pierre Fabre’s chemotherapeutics in combination with our proprietary cancer targeting delivery vehicle. The newly developed PDC’s may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer targeted delivery vehicle.

•	CLR 125 is a cancer-targeting radiotherapeutic currently under pre-clinical investigation for the treatment of micrometastatic disease. Similar to CLR 131, the selective uptake and retention of CLR 125 has been observed in malignant tissues during pre-clinical studies. Preclinical evaluation of this molecule was completed in June 2016 as part of the Phase 1 portion of an NCI SBIR award and demonstrated favorable biodistribution, tolerability, and dose response.

The Company’s product pipeline also includes a diagnostic imaging agent, CLR 124, a Phase 2-ready asset, as well as our 1500 series of optical imaging agents, including 1502, a Phase 1-ready asset. Although these are intriguing and potentially clinically useful compounds, at this time the Company has prioritized the development of its therapeutic assets.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers.

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

Three Months Ended March 31, 2017 and 2016

Research and Development. Research and development expense for the three months ended March 31, 2017 was approximately $1,857,000 (composed of $501,000 in clinical project costs, $91,000 of manufacturing and related costs and $1,265,000 in general unallocated research and development costs) compared to approximately $1,039,000 (composed of $188,000 in clinical project costs, $43,000 of preclinical project costs, $74,000 of manufacturing and related costs and $734,000 in general unallocated research and development costs) for the three months ended March 31, 2016. The overall increase in research and development expense of approximately $818,000, or 79%, was due primarily to an increase of approximately $256,000 in contract research; an increase of approximately $352,000 related to contract manufacturing and supply costs; an increase in consulting fees of approximately $160,000, and an increase in equipment and building repairs and maintenance of approximately $20,000, partially offset by a decrease in personnel costs of approximately $53,000 and a reduction in reimbursed costs related to the SBIR study of approximately $39,000. More generally, the spending increases in this category are all related to the hematologic malignancies Phase 2 trial that was initial in the fourth quarter of 2016.

General and Administrative. General and administrative expense for the three months ended March 31, 2017 was approximately $955,000 compared to approximately $961,000 in the three months ended March 31, 2016. While largely consistent between periods, the approximately $6,000 or 1% decrease was due to a shift in expense composition; primarily increased personnel costs of approximately $132,000 offset by a decrease in accounting fees of approximately $29,000; a decrease in public company expenses of approximately $57,000; and a decrease in consulting and marketing fees of approximately $37,000.

Gain (Loss) on Derivative Warrants. We recorded a loss on derivative warrants of approximately $83,000 in the three months ended March 31, 2017, as compared to a gain of approximately $2,825,000 in the three months ended March 31, 2016. These amounts represent the change in fair value (resulting primarily from changes in the Company’s stock price as well as a reduction in term, during the respective periods), of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement feature, “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants. The fluctuations we experienced in historical periods have been substantially reduced as a result of the renegotiation or extinguishment of a significant portion of the liability-classified warrants.

Interest income, net. Interest income, net, for the three months ended March 31, 2017 was relatively consistent with that recorded in the three months ended March 31, 2016.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of March 31, 2017, we had approximately $11,238,000 in cash and cash equivalents. To that date, we have raised capital aggregating approximately $167 million.

During the three months ended March 31, 2017, we reported net loss of approximately $2,891,000, while using approximately $2,987,000 in cash in operations. The net loss included an approximately $83,000 loss on the revaluation of derivative warrants, approximately $166,000 in stock-based compensation expense and approximately $87,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used approximately $431,000 of cash, of which $230,000 was the result of the timing of payments of accounts payable and accrued expenses and the remainder was an increase in prepaid and other assets of approximately $201,000. Also during this period, Series C warrants representing 1,956,506 shares of common stock were exercised by the holders, for proceeds of $2,934,759.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2017, we generated an operating loss of approximately $2,812,000 and we expect that we will continue to generate operating losses for the foreseeable future. At March 31, 2017, our consolidated cash balance was approximately $11,238,000.

On November 29, 2016, the Company closed on an underwritten public offering (the “November 2016 Underwritten Offering”) of 1.6 million shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,336 shares of common stock, and Series C warrants to purchase 6.3 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to $9.2 million with net proceeds to the Company of approximately $8.3 million.

On April 20, 2016, the Company closed on its underwritten public offering of approximately 1.87 million shares of its common stock and Series B pre-funded warrants to purchase approximately 1.91 million shares of common stock, plus the issuance of Series A warrants to purchase approximately 3.78 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option (the “April 2016 Underwritten Offering”). The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

We believe our March 31, 2017 cash balance of approximately $11,238,000 is adequate to fund operations into the second quarter of 2018. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2017, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control of financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2017, our consolidated cash balance was approximately $11.2 million. We believe our cash balance at March 31, 2017, is adequate to fund operations into the second quarter of 2018. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2017, we had a stockholders’ equity of approximately $13,749,000. The operating loss for the three months ended March 31, 2017 was approximately $2,812,000, and we may never achieve profitability.

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

CELLECTAR BIOSCIENCES, INC.

Date: May 11, 2017	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer

