Form 10-Q
period 2017-06-30
Cellectar Biosciences, Inc.
filed 2017-08-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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
Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 13,922,170 shares of common stock, $0.00001 par value per share, as of August 9, 2017.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,313,073	$11,444,619
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	969,585	693,569
Total current assets	9,337,658	12,193,188
FIXED ASSETS, NET	1,576,244	1,444,058
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$12,601,236	$15,324,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$—	$86,591
Accounts payable and accrued liabilities	1,466,297	1,416,433
Derivative liability	119,600	127,125
Capital lease obligations, current portion	2,877	2,727
Total current liabilities	1,588,774	1,632,876
LONG-TERM LIABILITIES:
Deferred rent	144,151	146,583
Capital lease obligation, less current portion	3,772	5,249
Total long-term liabilities	147,923	151,832
TOTAL LIABILITIES	1,736,697	1,784,708
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none and 17 Series A issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	875,572
Common stock, $0.00001 par value; 80,000,000 shares authorized; 13,462,170 and 10,368,325 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	135	104
Additional paid-in capital	87,664,282	83,451,222
Accumulated deficit	(76,799,878)	(70,787,026)
Total stockholders’ equity	10,864,539	13,539,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,601,236	$15,324,580

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

COSTS AND EXPENSES:
Research and development	$2,175,929	$965,184	$4,032,810	$2,004,638
General and administrative	1,040,540	1,367,726	1,995,896	2,328,981
Total costs and expenses	3,216,469	2,332,910	6,028,706	4,333,619

LOSS FROM OPERATIONS	(3,216,469)	(2,332,910)	(6,028,706)	(4,333,619)

OTHER INCOME:
Gain on revaluation of derivative warrants	90,000	198,370	7,525	3,023,092
Interest income, net	4,941	1,637	8,328	2,187
Total other income, net	94,941	200,007	15,853	3,025,279
NET LOSS	$(3,121,528)	$(2,132,903)	$(6,012,853)	$(1,308,340)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.23)	$(0.49)	$(0.47)	$(0.50)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	13,461,994	4,328,303	12,740,149	2,617,341

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,012,853)	$(1,308,340)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	188,325	181,461
Stock-based compensation expense	396,760	222,887
Gain on revaluation of derivative warrants	(7,525)	(3,023,092)
Changes in:
Accounts payable and accrued liabilities	49,864	140,838
Prepaid expenses and other current assets	(263,169)	66,999
Other assets and liabilities	(2,432)	(651)
Cash used in operating activities	(5,651,030)	(3,719,898)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(320,510)	(4,207)
Cash used in investing activities	(320,510)	(4,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(86,591)	(121,330)
Proceeds from issuance of common stock, net of underwriting issuance costs	—	7,371,121
Cash paid for issuance costs	—	(150,633)
Proceeds from exercise of warrants	2,940,759	652,516
Cash paid for reverse stock split fractional shares	—	(594)
Change in deferred issuance costs	(12,847)	38,569
Payments on capital lease obligations	(1,327)	(1,191)
Cash provided by financing activities	2,839,994	7,788,458
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,131,546)	4,064,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,444,619	3,857,791
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,313,073	$7,922,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$364	$2,753
Reclassification to equity for warrants that are no longer derivative instruments	$—	$1,392,000

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the “Company”) is a biopharmaceutical company developing compounds for the treatment of cancer. The Company’s headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the six months ended June 30, 2017, generated an operating loss of approximately $6,029,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance at June 30, 2017 is adequate to fund operations at budgeted levels into second quarter 2018. The Company’s ability to execute its operating plan beyond second quarter 2018 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue actively pursuing financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2017 and consolidated results of its operations for the three months and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. The results for the six months ended June 30, 2017 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at June 30, 2017 and December 31, 2016 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the six months ended June 30, 2017 and 2016.

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

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the six months ended June 30, 2017 and 2016.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 at June 30, 2017 and December 31, 2016. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2017 and December 31, 2016, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$18,600	$18,600
August 2014 Warrants	—	101,000	—	101,000
Total	$—	$101,000	$18,600	$119,600

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$27,125	$27,125
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$27,125	$127,125

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

The following table summarizes the modified option-pricing assumptions used:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016
Volatility	76%	92.72-134%
Risk-free interest rate	1.21%	0.53-1.15%
Expected life (years)	0.64	1.14-1.89
Dividend	0%	0%

During fiscal year 2016, the Company had warrants outstanding for part of the year that were considered financial instruments. Those warrants were either extinguished or amended such that they were no longer considered financial instruments as of December 31, 2016, and were, therefore, not financial instruments during the three or six months ended June 30, 2017. The following table summarizes the modified option-pricing assumptions used for the period they were considered financial instruments:

Twelve Months Ended December 31, 2016
Volatility	89.73%
Risk-free interest rate	1.65%
Expected life (years)	4.50
Dividend	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016
Beginning balance – Fair value	$27,125	$2,067,000
Reclassification to equity for warrants that are no longer derivative liabilities	—	(1,392,429)
Gain on derivatives resulting from change in fair value or extinguishment	(8,525)	(647,446)
Ending balance – Fair value	$18,600	$27,125

In order to estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 day period with trades that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

November 2016 Underwritten Offering

On November 23, 2016, the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters named therein, in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 800,000 shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,356 shares of common stock, and Series C warrants to purchase 5,333,356 shares of common stock, plus up to an additional 800,000 shares of common stock and Series C warrants to purchase up to an additional 800,000 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series C warrant to purchase one share of common stock was $1.50. The public offering price to purchase one share of Series A preferred stock, each of which is convertible into 66,667 shares of common stock, together with a Series C warrant to purchase 66,667 shares of common stock was $100,000. The preferred stock was non-voting, had no dividend rights (except to the extent dividends were also paid on common stock), liquidation preference, or other preferences over common stock. The Series C warrants have an exercise price of $1.50 per share, and are exercisable for five years from the date of issuance. The net proceeds were allocated to each security based upon the pro-rata values of the underlying common stock and a Black-Scholes valuation of the warrants.

The sale of securities pursuant to the Underwriting Agreement, including the entire over-allotment option, closed on November 29, 2016 (the “November 2016 Underwritten Offering”). Gross proceeds were $9.2 million with net proceeds to the Company of approximately $8.3 million.

As of December 31, 2016, 17 shares of Series A preferred stock were outstanding. During the six months ended June 30, 2017, all 17 shares were converted into 1,133,339 shares of common stock.

During the six months ended June 30, 2017, Series C warrants representing 1,960,506 shares of common stock were exercised by the holders, for proceeds of $2,940,759.

April 2016 Underwritten Offering

On April 15, 2016 the Company entered into an Underwriting Agreement with Ladenburg Thalmann & Co., Inc. in connection with the Company’s Registration Statement on Form S-1. Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriter 1,378,364 shares of common stock, Series B prefunded warrants to purchase 1,908,021 shares of common stock and Series A warrants to purchase 3,286,385 shares of common stock, plus up to an additional 492,957 shares of common stock and Series A warrants to purchase up to an additional 492,957 shares of common stock in the event of the exercise by the Underwriter of its over-allotment option. The public offering price of a share of common stock together with a Series A warrant to purchase one share of common stock was $2.13. The public offering price of a Series B pre-funded warrant to purchase one share of common stock together with a Series A warrant to purchase one share of common stock was $2.12. The Series B pre-funded warrants had an exercise price of $0.01 per share, were immediately exercisable and did not expire. The Series A warrants have an exercise price of $3.04 per share, are exercisable for five years from the date of issuance, and are callable by the Company under certain circumstances.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2017:

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price		Expiration Date
November 2016 Public Offering Series C	4,172,850	$1.50		November 29, 2021
April 2016 Underwritten Registered Series A	3,626,942	$3.04		April 20,2021
October 2015 Incremental Series A	300,006	$2.13		October 20,2021
October 2015 Private Placement Series A	86,365	$2.13		April 1, 2021
October 2015 Offering – Placement Agent	3,750	$28.30		October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80		August 20, 2019
February 2013 Public Offering (1)	38,750	$1.50	(2)	February 20, 2018
February 2013 Public Offering – Placement Agents	3,854	$125.00		February 4, 2018
November 2012 Private Placement	5,000	$250.00		November 2, 2017
Total	8,741,536

(1)	These warrants have a certain type of cash settlement feature or the exercise price for which the warrant may be exercised is subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued in August 2014.

(2)	Due to the issuance of common stock at $1.50 per share as part of the November 2016 Underwritten Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering were adjusted to reflect the revised exercise price of $1.50 each.

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options and grants, preferred stock conversions and warrants:

	June 30, 2017	December 31, 2016

Warrants	8,741,536	10,716,952
Preferred stock	—	1,133,339
Stock options and grants	1,018,733	471,433
Total number of shares reserved for future issuance	9,760,269	12,321,724

4. NOTES PAYABLE

During the quarter ended March 31, 2017, the two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation, dated September 15, 2010, were paid in full.

5. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock grants and stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Employee and director stock and stock option grants:
Research and development	$40,072	$13,335	$56,720	$24,370
General and administrative	191,014	106,606	340,040	198,855
	231,086	119,941	396,760	223,225

Non-employee consultant stock option grants:
Research and development	—	28	—	(338)

Total stock-based compensation	$231,086	$119,969	$396,760	$222,887

Assumptions Used In Determining Fair Value for Stock Options

Valuation and amortization method. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period. The estimated fair value of the non-employee options is amortized to expense over the period during which a non-employee is required to provide services for the award (usually the vesting period).

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for the six months ended June 30, 2017 and for the year ended December 31, 2016. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Exercise prices for all grants made during the six months ended June 30, 2017 and 2016 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	471,433	$7.59
Granted	87,300	$1.93
Expired	—	$—
Forfeited	—	$—
Outstanding at June 30, 2017	558,733	$6.70

Vested, June 30, 2017	146,360	$16.31	8.53	$13,819
Unvested, June 30, 2017	412,373	$3.30	9.07	$27,641
Exercisable at June 30, 2017	146,360	$16.31	8.53	$13,819

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no options exercised during 2017. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

Stock Grants

During the three months ended June 30, 2017, the Company issued a total of 460,000 shares of restricted common stock to members of the executive team. The restricted stock was granted at a price of either $2.08 or $2.10, which in each case were the closing prices of the stock on the dates of issuance, and vests in equal annual amounts over three years. The related expense will be amortized ratably over the vesting period.

The unvested portion of the restricted stock grants is not considered to be outstanding for accounting purposes; therefore, the related shares are not included in the earnings per share calculation or the shares reported as outstanding on the balance sheet, as of or for the periods ended June 30, 2017. Note that such shares are considered outstanding from a legal perspective as of the date of grant.

Unrecognized Compensation Cost

As of June 30, 2017, there was approximately $1,740,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $408,000, $736,000, $524,000 and $72,000 during 2017, 2018, 2019 and 2020 respectively. The Company’s expense estimates are based upon the expectation that all unvested stock grants and stock options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested stock grants and stock options outstanding at June 30, 2017 was $12.42 and $2.37, respectively.

6. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (NOLs), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2017 or 2016 because the Company has experienced losses on a tax basis since inception. Because of the continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock grants, stock options and warrants. Since there is a net loss attributable to common stockholders for the three months and six months ended June 30, 2017 and 2016, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Six Months Ended June 30,
	2017	2016
Warrants	8,741,536	4,629,842
Stock options and grants	1,018,733	397,882

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

Six Months Ended June 30, 2017 and 2016

Research and Development. Research and development expense for the six months ended June 30, 2017 was approximately $4,033,000 (comprised of $740,000 in clinical project costs, $261,000 of manufacturing and related costs, $220,000 of preclinical project costs and $2,812,000 in general research and development costs) compared to approximately $2,005,000 (comprised of $378,000 in clinical project costs, $135,000 of manufacturing and related costs and $1,492,000 in general research and development costs) for the six months ended June 30, 2016. The overall increase in research and development expense of approximately $2,028,000, or 100%, was due primarily to the initiation of the Phase 2 clinical study of CLR 131 in hematologic malignancies and the establishment of a secondary manufacturing capability, the combination of which represented approximately $1,560,000 of the increase. Additionally, increases in: personnel and related travel of approximately $300,000; purchased services related to pre-clinical studies of $177,000; and equipment and building repairs and maintenance of approximately $50,000 drove the remainder of the increase, which was slightly offset by reduced spending related to the SBIR funding of approximately $91,000.

General and Administrative. General and administrative expense for the six months ended June 30, 2017 was approximately $1,996,000, compared to approximately $2,329,000 in the six months ended June 30, 2016. The approximately $333,000 or 14% decrease was due to an approximately $400,000 decrease in purchased services, primarily legal, accounting and consulting fees, and a decrease of approximately $52,000 in public company and printing-related expenses, partially offset by an increase in personnel costs of approximately $155,000.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $8,000 and $3,023,000 in the six months ended June 30, 2017 and 2016, respectively. These amounts represent the change in fair value, during the respective periods, of outstanding warrants which contain a certain type of cash settlement feature, or “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants. The fluctuations we experienced in historical periods have been substantially reduced as a result of the renegotiation or extinguishment of a significant portion of the formerly liability-classified warrants that are now classified as equity.

Interest income, net. Interest income, net, for the six months ended June 30, 2017 was approximately $8,000 related to the returns on the Company’s cash, which has been placed in high quality short-term investments when possible. For the six months ended June 30, 2016, the approximately $2,000 of interest income, net, included approximately $3,000 of interest income partially offset by approximately $1,000 of interest expense related to the accrual of interest on the then outstanding debt with the Wisconsin Economic Development Corporation.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of June 30, 2017, we had approximately $8,313,000 in cash and cash equivalents. To that date, we have raised capital aggregating approximately $167 million.

During the six months ended June 30, 2017, we reported net loss of approximately $6,013,000, while using approximately $5,651,000 in cash in operations. The net loss included an approximately $8,000 gain on the revaluation of derivative warrants, approximately $397,000 in stock-based compensation expense and approximately $188,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital used approximately $215,000 of cash, of which $50,000 was the result of the timing of payments of accounts payable and accrued expenses and the remainder was an increase in prepaid and other assets of approximately $265,000. Also during this period, Series C warrants representing 1,960,506 shares of common stock were exercised by the holders, generating proceeds of approximately $2,941,000.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2017, we generated an operating loss of approximately $6,029,000 and we expect that we will continue to generate operating losses for the foreseeable future.

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

We believe our June 30, 2017 cash balance of approximately $8,313,000 is adequate to fund operations into the second quarter of 2018. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2017, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2017, our consolidated cash balance was approximately $8.3 million. We believe our cash balance at June 30, 2017, is adequate to fund operations into the second quarter of 2018. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2017, we had a stockholders’ equity of approximately $10,865,000. The operating loss for the six months ended June 30, 2017 was approximately $6,029,000, and we may never achieve profitability.

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Form of Restricted Common Stock Agreement	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 14, 2017	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

