Form 10-Q
period 2017-09-30
Cellectar Biosciences, Inc.
filed 2017-11-09
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes ☐      No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,813,961 shares of common stock, $0.00001 par value per share, as of November 9, 2017.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,662,227	$11,444,619
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	970,240	693,569
Total current assets	6,687,467	12,193,188
FIXED ASSETS, NET	1,496,566	1,444,058
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$9,871,367	$15,324,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$—	$86,591
Accounts payable and accrued liabilities	2,019,231	1,416,433
Derivative liability	110,500	127,125
Capital lease obligations, current portion	2,929	2,727
Total current liabilities	2,132,660	1,632,876
LONG-TERM LIABILITIES:
Deferred rent	142,782	146,583
Capital lease obligation, less current portion	3,261	5,249
Total long-term liabilities	146,043	151,832
TOTAL LIABILITIES	2,278,703	1,784,708
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none and 17 Series A issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	875,572
Common stock, $0.00001 par value; 80,000,000 and 40,000,000 shares authorized at September 30, 2017 and December 31, 2016; 13,477,170 and 10,368,325 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	135	104
Additional paid-in capital	87,863,106	83,451,222
Accumulated deficit	(80,270,577)	(70,787,026)
Total stockholders’ equity	7,592,664	13,539,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,871,367	$15,324,580

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

COSTS AND EXPENSES:
Research and development	$2,333,058	$1,305,610	$6,365,868	$3,310,248
General and administrative	1,150,710	1,162,278	3,146,605	3,491,259
Total costs and expenses	3,483,768	2,467,888	9,512,473	6,801,507

LOSS FROM OPERATIONS	(3,483,768)	(2,467,888)	(9,512,473)	(6,801,507)

OTHER INCOME:
Gain on revaluation of derivative warrants	9,100	177,912	16,625	3,201,004
Interest income, net	3,969	3,116	12,297	5,303
Total other income, net	13,069	181,028	28,922	3,206,307
NET LOSS	$(3,470,699)	$(2,286,860)	$(9,483,551)	$(3,595,200)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.26)	$(0.43)	$(0.73)	$(1.02)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	13,470,974	5,368,235	12,986,435	3,541,000

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,483,551)	$(3,595,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	294,195	269,317
Stock-based compensation expense	573,084	397,132
Gain on revaluation of derivative warrants	(16,625)	(3,201,004)
Changes in:
Accounts payable and accrued liabilities	602,798	411,516
Prepaid expenses and other current assets	(160,334)	(208,387)
Other assets and liabilities	(3,801)	(6,824)
Cash used in operating activities	(8,194,234)	(5,933,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(346,703)	(5,258)
Cash used in investing activities	(346,703)	(5,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(86,591)	(182,283)
Proceeds from issuance of common stock, net of underwriting issuance costs	—	7,371,121
Cash paid for issuance costs	—	(150,633)
Proceeds from exercise of warrants	2,963,259	652,516
Cash paid for reverse stock split fractional shares	—	(594)
Change in deferred issuance costs	(116,337)	38,569
Payments on capital lease obligations	(1,786)	(1,811)
Cash provided by financing activities	2,758,545	7,726,885
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,782,392)	1,788,177
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,444,619	3,857,791
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,662,227	$5,645,968
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$364	$3,702
Reclassification to equity for warrants that are no longer derivative instruments	$—	$1,392,000

The accompanying notes are an integral part of these financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the “Company”) is a clinical stage biopharmaceutical company developing compounds for the treatment of cancer. The Company’s headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the nine months ended September 30, 2017, generated an operating loss of approximately $9,512,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance as of the date of this filing is adequate to fund operations at budgeted levels for the next twelve months. In October 2017, the Company completed a registered direct offering of 1,954,388 shares of its common stock and 41.0412949 shares of its preferred stock that are convertible into 2,190,330 shares of common stock that raised gross cash proceeds of approximately $7,760,000 (see Note 9). The investors in the financing also received in a private placement warrants to purchase an aggregate of 3,108,538 shares of common stock at an exercise price of $1.78 per share. The Company’s ability to execute its operating plan beyond the next twelve months depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.

The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2017 and consolidated results of its operations for the three months and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The results for the nine months ended September 30, 2017 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at September 30, 2017 and December 31, 2016 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore no changes in goodwill were made during the nine months ended September 30, 2017 and 2016.

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

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore no such impairment occurred during the nine months ended September 30, 2017 and 2016.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 at September 30, 2017 and December 31, 2016. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At September 30, 2017 and December 31, 2016, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

Recent Accounting Pronouncement — In November 2016, the FASB issued ASU 2016-18, Statement of cash flows (Topic 230): Restricted Cash, providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate any material impact from the adoption of this accounting standard.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$15,500	$15,500
August 2014 Warrants	—	95,000	—	95,000
Total	$—	$95,000	$15,500	$110,500

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$27,125	$27,125
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$27,125	$127,125

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

The following table summarizes the modified option-pricing assumptions used:

	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016
Volatility	76-118%	92.72-134%
Risk-free interest rate	1.03-1.21%	0.53-1.15%
Expected life (years)	0.39-0.89	1.14-1.89
Dividend	0%	0%

During fiscal year 2016, the Company had warrants outstanding for part of the year that were considered financial instruments. Those warrants were either extinguished or amended such that they were no longer considered financial instruments as of December 31, 2016, and were, therefore, not financial instruments during the three or nine months ended September 30, 2017. The following table summarizes the modified option-pricing assumptions used for the period they were considered financial instruments:

Twelve Months Ended December 31, 2016
Volatility	89.73%
Risk-free interest rate	1.65%
Expected life (years)	4.50
Dividend	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy:

	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016
Beginning balance – Fair value	$27,125	$2,067,000
Reclassification to equity for warrants that are no longer derivative liabilities	—	(1,392,429)
Gain on derivatives resulting from change in fair value or extinguishment	(11,625)	(647,446)
Ending balance – Fair value	$15,500	$27,125

In order to estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 day period with trades that ended on the balance sheet date.

3.	STOCKHOLDERS’ EQUITY

Authorized Share Increase

At a special meeting held on September 12, 2017, the Company’s stockholders approved the ratification of the approval of the Certificate of Amendment to our Certificate of Incorporation to increase the number of authorized shares by 40,000,000 to 80,000,000 which was previously approved by the Company’s stockholders at our annual meeting of stockholders held on May 31, 2017.

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

As of December 31, 2016, 17 shares of Series A preferred stock were outstanding. During the nine months ended September 30, 2017, all 17 shares were converted into 1,133,339 shares of common stock.

During the nine months ended September 30, 2017, Series C warrants representing 1,975,506 shares of common stock were exercised by the holders, for proceeds of $2,963,259.

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

On April 20, 2016, the Company closed on the underwritten public offering (the “April 2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. Prior to September 30, 2016, all of the Series B pre-funded warrants were exercised. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million.

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

See Authorized Share Increase above concerning a special meeting held on September 12, 2017 regarding the increase of authorized shares by 40,000,000 to 80,000,000.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2017:

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price		Expiration Date
November 2016 Public Offering Series C	4,157,850	$1.50		November 29, 2021
April 2016 Underwritten Registered Series A	3,626,942	$3.04		April 20, 2021
October 2015 Incremental Series A	300,006	$2.13		October 20, 2021
October 2015 Private Placement Series A	86,365	$2.13		April 1, 2021
October 2015 Offering – Placement Agent	3,750	$28.30		October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80		August 20, 2019
February 2013 Public Offering (1)	38,750	$1.50	(2)	February 20, 2018
February 2013 Public Offering – Placement Agents	3,854	$125.00		February 4, 2018
November 2012 Private Placement	5,000	$250.00		November 2, 2017
Total	8,726,536

(1)	These warrants have a certain type of cash settlement feature or the exercise price for which the warrant may be exercised is subject to adjustment for “down-rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued in August 2014.

(2)	Due to the issuance of common stock at $1.50 per share as part of the November 2016 Underwritten Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering were adjusted to reflect the revised exercise price of $1.50 each.

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options and grants, preferred stock conversions and warrants:

	September 30, 2017	December 31, 2016

Warrants	8,726,536	10,716,952
Preferred stock	—	1,133,339
Stock options and grants	934,562	471,433
Total number of shares reserved for future issuance	9,661,098	12,321,724

4.	NOTES PAYABLE

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

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock grants and stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Employee and director stock and stock option grants:
Research and development	$46,059	$22,281	$102,780	$46,651
General and administrative	130,265	151,965	470,305	350,819
	176,324	174,246	573,084	397,470

Non-employee consultant stock option grants:
Research and development	—	—	—	(338)

Total stock-based compensation	$176,324	$174,246	$573,084	$397,132

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for the nine months ended September 30, 2017 and for the year ended December 31, 2016. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Exercise prices for all grants made during the nine months ended September 30, 2017 and 2016 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	471,433	$7.59
Granted	112,300	$1.91
Expired	(4)	$21,420
Forfeited	(29,167)	$1.48
Outstanding at September 30, 2017	554,562	$6.60

Vested, September 30, 2017	246,734	$10.54	7.69	$21,880
Unvested, September 30, 2017	307,828	$3.45	8.95	$25,094
Exercisable at September 30, 2017	246,734	$10.54	7.69	$21,880

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no options exercised during the nine months ended September 30, 2017. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

Stock Grants

During the three months ended June 30, 2017, the Company issued 460,000 shares of restricted stock to members of the executive team. The restricted stock was granted at a price of either $2.08 or $2.10, which was the closing price of the stock on the date of issuance, and vests in equal annual amounts over three years. The related expense will be amortized ratably over the vesting period. During the three months ended September 30, 2017, 80,000 shares of restricted stock were forfeited.

The unvested portion of the restricted stock grants is not considered outstanding for accounting purposes; therefore, the related shares are not included in the earnings per share calculation or included in the shares reported as outstanding on the balance sheet, as of or for the periods ended September 30, 2017. Note that such shares are considered outstanding from a legal perspective as of the date of grant.

Unrecognized Compensation Cost

As of September 30, 2017, there was approximately $1,403,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $184,000, $673,000, $474,000 and $72,000 during 2017, 2018, 2019 and 2020 respectively. The Company’s expense estimates are based upon the expectation that all unvested stock grants and stock options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested stock grants and stock options outstanding at September 30, 2017 was $8.34 and $2.42, respectively.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (NOLs), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2017 or 2016 because the Company has experienced losses on a tax basis since inception. Because of the continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock grants, stock options and warrants. Since there is a net loss attributable to common stockholders for the three months and nine months ended September 30, 2017 and 2016, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Nine Months Ended September 30,
	2017	2016
Warrants	8,726,536	4,629,842
Stock options and grants	934,562	488,142

8.	COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes, however we do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9.	SUBSEQUENT EVENTS

On October 12, 2017, we completed a registered direct offering of 1,954,388 shares of our common stock and 41.0412949 shares of Series B preferred stock together with a private placement of Series D warrants convertible into 3,108,538 shares of our common stock (the “2017 Financing”). Shares of common stock were issued in fixed combinations with 0.75 shares of common stock issuable upon exercise of the Series D warrants at an offering price of $1.87375 per share. Shares of Series B preferred stock convertible into approximately 53,369 shares of common stock were issued in fixed combinations with 40,026 shares of common stock issuable upon exercise of Series D warrants at an offering price of $100,000 per share. The preferred stock is non-voting, and has no dividend rights (except to the extent dividends were also paid on common stock), liquidation preference, or other preferences over common stock. The Series D warrants are immediately exercisable at an exercise price of $1.78 per share and expire seven years from the closing. Gross offering proceeds to the company are $7.76 million with net proceeds to the Company of approximately $7.0 million after deducting the placement agent fee and related offering expenses.

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We leverage our proprietary phospholipid drug conjugateTM (PDCsTM) platform to specifically target treatments to cancer cells. The PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting agents. Our lead product candidate, CLR 131, is a PDC providing targeted delivery of a cytotoxic (cell-killing) radioisotope iodine 131. Our pipeline also includes a series of pre-clinical chemotherapeutic PDC programs. We believe our proprietary PDC platform can provide the next-generation of targeted cancer treatments that result in greater efficacy and less off-target effects reducing patient adverse events.

Our core strategy is to develop new targeted treatments for cancer patients that leverage our PDC cancer-targeting delivery platform. We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. Our iterative process allows us to rapidly and systematically produce multiple generations of incrementally improved targeted drug candidates. By combining this approach with our PDC platform, we plan to develop proprietary compounds independently and in collaborations with other companies. Through strategic acquisitions and research collaborations, our strategy is to seek to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our product pipeline.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, the primary tumor, or a metastatic tumor and cancer stem cells. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor “cycle.” This allows the PDC molecules to gain access to the intracellular compartment of the tumor cells and for the PDCs to continue to accumulate over time, which enhances drug efficacy. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Specific cell surface epitopes are limited in number on the cell surface, undergo internalization and cycling upon binding and are not present on all tumor cells of a particular cancer type. This means a subpopulation of tumor cells will always remain. In addition to the benefits provided by the mechanism of entry, PDCs offer the potential advantage of having the ability to be conjugated to molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

The PDC platform features include the capacity to link to a wide variety of molecules, provide a significant increase in targeted oncologic payload delivery and the ability to target all tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells. A description of our PDC product candidates follows:

•	CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 1 and Phase 2 clinical studies. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma and the Phase 1 study was initiated in April 2015. This clinical study is a standard three-by-three dose escalation safety study in patients with relapse or refractory multiple myeloma. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature, and continued unmet medical need in the relapse/refractory setting. The primary goal of the Phase 1 study is to assess the compound’s safety and tolerability in patients with relapsed or refractory multiple myeloma.

In September 2017, Cohort 4 results were announced. The data monitoring committee determined that these results showed that a single 30 minute infusion of 31.25mCi/m2 of CLR 131 was deemed safe and tolerated by the three patients in the cohort with one of those patients achieving a partial response (PR). The International Myeloma Working Group (IMWG) defines a (PR) as a greater than or equal to 50 percent decrease in free light chain (FLC) levels (for patients in whom M protein is unmeasurable) or 50 percent decrease in M protein. Additionally the other two evaluable patients achieved stable disease. One patient experiencing stable disease attained a 44 percent reduction in M protein. The patient experiencing a partial response had an 82 percent reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple combination treatments including one with daratumumab that was not tolerated. As of November 2017, patients in Cohort 1 who received a single 12.5mCi/m2 dose experienced a median overall survival (OS) of 26.2 months. Median OS for Cohorts 2 (18.75 mCi/m2) and 3 (25.0 mCi/m2) also continue to progress with patients experiencing OS of 15.4 months and 10 months, respectively as of November 2017. Based upon these data, we elected to initiate a Phase 2 clinical study using Cohort 3’s dose of 25.0 mCi/m2 with the option to increase the dose based on our ongoing Phase 1 safety and efficacy signals.

In August, 2016 the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five year Specialized Programs of Research Excellence (SPORE) grant from the National Cancer Institute to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the United States. As a key component of this grant, the UWCCC researchers have tested CLR 131 in various animal HNC models as well as initiating the first human clinical trial combining CLR 131 and external beam radiation in patients with recurrent HNC. The UWCCC is currently anticipated to initiate this clinical trial in 2019.

In July 2016, we were awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to further define the clinical benefits of CLR 131 in multiple myeloma and other niche hematologic malignancies with high unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma, and Diffuse Large B-Cell Lymphoma. The study will be conducted in approximately 10-15 top cancer centers in the United States in patients with orphan-designated relapse or refractory hematologic cancers. The study's primary endpoint is clinical benefit response (CBR), with additional endpoints of progression free survival (PFS), median OS and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later.

•	CLR 1700 Series is an internally developed PDC program leveraging a payload designed to treat a broad range of hematologic cancers. The payload provides further specificity by targeting a pathway within hematologic cancers that is significantly upregulated in comparison to normal tissue. We believe that this additional level of targeting will allow us to provide a new drug candidate that has the ability to significantly improve patient outcomes. Leveraging our iterative discovery and screening process, we have been able to accelerate the development of this program.

•	CLR 1800 Series is part of a collaborative PDC program with Pierre Fabre that we entered into in December 2015 and extended in October 2017. Pierre Fabre is the third largest French pharmaceutical company with an extensive oncology research and development infrastructure. The objective of the research collaboration is to co-design a library of PDCs employing Pierre Fabre’s chemotherapeutics in combination with our proprietary cancer-targeting delivery vehicle. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer-targeting delivery vehicle. Significant progress has been achieved and the program continues to rapidly advance with a number of PDC molecules showing enhanced pharmacologic behavior over the parent compound alone.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development.

•	CLR 2000 Series is part of a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a leading developer of antibody drug conjugates (ADCs). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a leading developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes.

•	CLR 2100 and 2200 Series are part of a collaborative PDC programs with Onconova Therapeutics, Inc., or Onconova, that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as the payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical trials previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs and both companies will have the option to advance compounds.

We believe our PDC platform has the potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers.

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

Nine Months Ended September 30, 2017 and 2016

Research and Development. Research and development expense for the nine months ended September 30, 2017 was approximately $6,366,000 (comprised of $1,338,000 in clinical project costs, $331,000 of manufacturing and related costs, $531,000 of preclinical project costs and $4,166,000 in general research and development costs) compared to approximately $3,310,000 (comprised of $707,000 in clinical project costs, $200,000 of manufacturing and related costs and $2,403,000 in general research and development costs) for the nine months ended September 30, 2016. The overall increase in research and development expense of approximately $3,056,000, or 92%, was due primarily to the initiation of the Phase 2 clinical study of CLR 131 in hematologic malignancies and the establishment of secondary manufacturing and supplier capabilities, the combination of which represented approximately $2,234,000 of the increase. Additionally, increases in: personnel and related travel of approximately $419,000 and purchased services related to pre-clinical studies of $593,000 represented the remainder of the increase, which was slightly offset by reduced costs related to the SBIR funding of approximately $276,000.

General and Administrative.  General and administrative expense for the nine months ended September 30, 2017 was approximately $3,147,000, compared to approximately $3,491,000 in the nine months ended September 30, 2016. The approximately $344,000 or 10% decrease was due to an approximately $370,000 decrease in purchased services primarily related to legal, accounting and consulting fees, a decrease of approximately $25,000 in public company and printing related expenses, partially offset by an increase in personnel costs of approximately $66,000.

Gain on Derivative Warrants. We recorded a gain on derivative warrants of approximately $17,000 and $3,201,000 in the nine months ended September 30, 2017 and 2016, respectively. These amounts represent the change in fair value, during the respective period, of outstanding warrants which contain a certain type of cash settlement feature, or “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants. The fluctuations we experienced in historical periods have been substantially reduced as a result of the renegotiation or extinguishment of a significant portion of the liability-classified warrants.

Interest income, net. Interest income, net, for the nine months ended September 30, 2017 was approximately $12,000 related to the returns on the Company’s investments. For the nine months ended September 30, 2016, the approximately $5,000 of interest income, net, included approximately $6,000 of interest income partially offset by approximately $1,000 of interest expense related to the accrual of interest on the then outstanding debt with the Wisconsin Economic Development Corporation.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity and debt securities. As of September 30, 2017, we had approximately $5,662,000 in cash and cash equivalents. As of the date of this filing, we have raised capital aggregating approximately $175 million.

During the nine months ended September 30, 2017, we reported net loss of approximately $9,484,000, while using approximately $8,194,000 in cash in operations. The net loss included an approximately $17,000 gain on the revaluation of derivative warrants, approximately $573,000 in stock-based compensation expense and approximately $294,000 in depreciation and amortization expense. After adjustment for these non-cash items, changes in working capital provided approximately $439,000 of cash, of which $603,000 was the result of the timing of payments of accounts payable and accrued expenses net against an increase in prepaid and other assets of approximately $164,000. Also during this period, Series C warrants representing 1,975,506 shares of common stock were exercised by the holders, generating proceeds of approximately $2,963,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

On October 12, 2017, we completed a registered direct offering of 1,954,388 shares of our common stock and 41.0412949 shares of Series B preferred stock together with a private placement of Series D warrants convertible into 3,108,538 shares of our common stock (the “2017 Financing”). Shares of common stock were issued in fixed combinations with 0.75 shares of common stock issuable upon exercise of the Series D warrants at an offering price of $1.87375 per share. Shares of Series B preferred stock convertible into approximately 53,369 shares of common stock were issued in fixed combinations with 40,026 shares of common stock issuable upon exercise of Series D warrants at an offering price of $100,000 per share. The preferred stock is non-voting, and has no dividend rights (except to the extent dividends were also paid on common stock), liquidation preference, or other preferences over common stock. The Series D warrants are immediately exercisable at an exercise price of $1.78 per share and expire seven years from the closing. Gross offering proceeds to the company are $7.76 million with net proceeds to the Company of approximately $7.0 million after deducting the placement agent fee and related offering expenses.

On November 29, 2016, the Company closed on an underwritten public offering (the “November 2016 Underwritten Offering”) of 1.6 million shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,336 shares of common stock, and Series C warrants to purchase 6.1 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to $9.2 million with net proceeds to the Company of approximately $8.3 million.

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

We believe our September 30, 2017 cash balance of approximately $5,662,000 and the proceeds from the 2017 Financing are adequate to fund operations for the next twelve months. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue additional financing in 2018; however, we have not entered into negotiations for any such transactions and there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2017, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At September 30, 2017, our consolidated cash balance was approximately $5.7 million. We believe our cash balance at September 30, 2017 and the proceeds from the 2017 Financing are adequate to fund operations for the next twelve months. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of September 30, 2017, we had a stockholders’ equity of approximately $7,593,000. The operating loss for the nine months ended September 30, 2017 was approximately $9,512,000, and we may never achieve profitability.

Item 6.	Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Designation of Series B Preferred Stock		8-K	October 11, 2017	3.1

4.1	Form of Series D Common Stock Purchase Warrant		8-K	October 11, 2017	4.1

4.2	Form of Series B Preferred Stock certificate		8-K	October 11, 2017	4.2

10.1	Securities Purchase Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. Inc. and the Purchasers		8-K	October 11, 2017	10.1

10.2	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. Inc. and the Purchasers		8-K	October 11, 2017	10.2

10.3	Employment Agreement between the Company and Jarrod Longcor dated July 14, 2016	X

10.4	Employment Agreement between the Company and John E. Friend dated March 27, 2017	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of interim chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and interim chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 9, 2017	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

