Form 10-K
period 2017-12-31
Cellectar Biosciences, Inc.
filed 2018-03-21
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017 was $20,820,618.

As of March 15, 2018, there were 17,388,344 shares of the registrant’s $0.00001 par value common stock outstanding.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1700 series, CLR 1800 series, CLR 1900 series, CLR 2000 series, CLR 2100 series and CLR 2200 series;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma and neuroblastoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to further our technologies into product candidates;

•	our consumption of current resources and ability to obtain additional funding;

•	our current view regarding general economic and market conditions including our competitive strengths; and

•	assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should”, “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this prospectus.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this report is accurate as of the date hereof only. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this prospectus and any accompanying prospectus supplement, and particularly our forward-looking statements, by these cautionary statements.

This annual report on Form 10-K contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this annual report on Form 10-K, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the properties of their respective owners.

PART I

Item 1.	Business.

Business Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary phospholipid drug conjugateTM (PDCsTM) delivery platform to develop PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects. The PDCTM platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments and we plan to develop PDCs independently and through research and development collaborations.

Our lead PDC candidate, CLR 131, provides targeted delivery of the cytotoxic (cell-killing) radioisotope iodine 131. CLR 131 is in a Phase 1 clinical study for relapsed or refractory (R/R) multiple myeloma (MM) and a Phase 2 clinical study in R/R MM and a range of other B-cell malignancies. The company plans to initiate a Phase 1 study for pediatric solid tumors and lymphomas and a second Phase 1 study of CLR 131 in combination with external beam radiation for head and neck cancer. The company’s pipeline also includes two pre-clinical PDC chemotherapeutic programs, CLR 1700 and 1900. CLR 1700 possess a Burton’s tyrosine kinase inhibitor (BTK) payload and is targeted for development in hematologic cancers and CLR 1900 is being developed for solid tumors with a payload that inhibits mitosis (cell division) which is a validated pathway for cell apoptosis.

We have leveraged our PDC platform to establish three active collaborations featuring four unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

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

The PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery and the ability to target all tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. Our iterative process allows us to rapidly and systematically produce multiple generations of incrementally improved targeted drug candidates.

A description of our PDC product candidates follows:

•	CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 2 and Phase 1 clinical studies. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma (MM) and the Phase 1 study was initiated in April 2015. This clinical study is a standard three-by-three dose escalation safety study in patients with relapse or refractory multiple myeloma (R/RMM). Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature, and continued unmet medical need in the relapse/refractory setting and has been determined to be a rare disease by the FDA based upon the current definition within the Orphan Drug Act. The primary goal of the Phase 1 study is to assess the compound’s safety and tolerability in patients with relapsed or refractory multiple myeloma. Secondary objectives include the establishment of a recommended Phase 2 dose, both with and without dexamethasone, as well as an evaluation of therapeutic activity by assessing surrogate efficacy markers which include M protein, Free Light Chain (FLC), Progression Free Survival (PFS) and Overall Survival (OS). In March 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma. The FDA previously accepted our IND application for a Phase 1 open-label, dose-escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. We expect to initiate this study during the second quarter of 2018.

Phase 2 Study in Patients with R/R select B-Cell Malignancies

In July 2016, we were awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/RMM and other niche hematologic malignancies with high unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma, and Diffuse Large B-Cell Lymphoma. The study will be conducted in approximately 10 top U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study's primary endpoint is clinical benefit response (CBR), with additional endpoints of progression free survival PFS, median OS and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later.

Phase 1 Study in Patients with R/R Multiple Myeloma

In September 2017, Cohort 4 results were announced and these results showed that a single 30 minute infusion of 31.25mCi/m2 of CLR 131 was safe and well tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a Partial Response (PR). We are monitoring response rates via surrogate markers of efficacy including M protein and free light chain FLC. The International Myeloma Working Group (IMWG) defines a partial response PR as a greater than or equal to 50 percent decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50 percent decrease in M protein. The patient experiencing a partial response had an 82 percent reduction in FLC. This patient did not produce M protein, received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44 percent reduction in M protein.

The key clinical outcome for R/RMM patients is OS. Patients in the Phase 1 dose escalation study have attained the following Median OS as of November 3, 2017: Cohort 3 patients (single 25.0 mCi/m2 dose) at 10 months, Cohort 2 patients (single 18.75mCi/m2 dose) at 15.4 months and Cohort 1 (single 12.5mCi/m2 dose) at 26.2 months. At the time of this document, Median OS data are still being collected and therefore should not be considered quality controlled final data.

Phase 1 Study in R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors.

On December 14, 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 clinical trial of CLR 131 is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin's lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In March 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma, a rare pediatric cancer. We expect to initiate the Phase 1 study during the second quarter of 2018.

The study will be initiated with the pediatric oncologists and Nuclear Medicine/Radiology Group at the University of Wisconsin Carbone Cancer Center (UWCCC). Investigators at The University of Wisconsin have demonstrated uptake of CLR 131 and other fluorescently and isotopically tagged PDCs across a wide range of childhood solid cancer cell lines including, Ewing sarcoma, rhabdomyosarcoma, pediatric brain tumors such as high-grade gliomas, medulloblastoma and atypical teratoid rhabdoid tumor. In subsequent testing in mouse xenograft models of neuroblastoma, Ewing sarcoma, rhabdomyosarcoma and osteosarcoma, CLR 131 provided significant benefits on tumor growth rates and survival.

Phase 1 Study in R/R Head and Neck Cancer

In August 2016, the UWCCC was awarded a five year Specialized Programs of Research Excellence (SPORE) grant from the National Cancer Institute to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the United States. As a key component of this grant, the UWCCC researchers will test CLR 131 in various animal HNC models as well as initiating the first human clinical trial combining CLR 131 and external beam radiation in patients with recurrent HNC. The UWCCC is currently anticipated to initiate this clinical trial in 2H 2018.

Pre-Clinical Pipeline

•	CLR 1700 Series is an internally developed PDC program leveraging a payload which inhibits Burton’s tyrosine kinase (BTK) and is designed to treat a broad range of hematologic cancers. The payload provides further specificity by targeting a pathway within hematologic cancers that is significantly upregulated in comparison to normal tissue. We believe that this additional level of targeting will allow us to provide a new drug candidate that has the ability to significantly improve patient outcomes. Leveraging our iterative discovery and screening process, we have been able to accelerate the development of this program.

•	CLR 1800 Series is a collaborative PDC program with Pierre Fabre that we entered into in December 2015 and extended in October 2017. Pierre Fabre is the third largest French pharmaceutical company with an extensive oncology research and development infrastructure. The objective of the research collaboration is to co-design a library of PDCs employing Pierre Fabre’s chemotherapeutics in combination with our proprietary cancer-targeting delivery vehicle. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer-targeting delivery vehicle. Significant progress has been achieved and the program continues to rapidly advance with a number of PDC molecules showing enhanced pharmacologic behavior over the parent compound alone.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development.

•	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a leading developer of antibody drug conjugates (ADCs). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a leading developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes.

•	CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc., or Onconova, that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical trials previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs and both companies will have the option to advance compounds.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers.

Technology Overview

Our product candidates are based on a cancer-targeting delivery platform of optimized Phospholipid Ether (PLE) analogs (phospholipid ether proprietary delivery vehicle) that interact with lipid rafts. Lipid rafts are specialized regions of a cell’s membrane phospholipid bilayer that contain high concentrations of cholesterol and sphingolipids and serve to organize cell surface and intracellular signaling molecules. As a result of enrichment of lipid rafts in cancer cells, including cancer stem cells, our product candidates provide selective targeting preferentially over normal healthy cells. The cancer-targeting PLE delivery vehicle was deliberately designed to be combined with therapeutic, diagnostic and imaging molecules. For example, iodine can be attached via a very stable covalent bond resulting in distinct products differing only with respect to the isotope of iodine they contain; CLR 131 contains radioactive I-131 and non-radioactive molecules, including cytotoxic compounds can also be attached to the delivery vehicle.

We are focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized chemotherapeutic payloads under its CLR hemotherapeutic PDC program. The objective of our CTX program is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial PDC product candidates include our CLR 1700, 1800, 1900, 2000, 2100 and 2200 series of conjugated compounds currently being researched independently and through partnerships. All are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

Malignant tumor targeting, including targeting of cancer stem cells, has been demonstrated in vivo. Mice without intact immune systems, and inoculated with Panc-1 (pancreatic carcinoma) cells, were injected with CLR 1502, 24 or 96 hours prior to imaging. In vivo optical imaging showed pronounced accumulation of CLR 1502 in tumors versus non-target organs and tissues. Similarly, positron emission tomography (PET) imaging of tumor-bearing animals (colon, glioma, triple negative breast and pancreatic tumor xenograft models) administered the imaging agent CLR 124 clearly shows selective uptake and retention by both primary tumors and metastases, including cancer stem cells. PET/CT analysis following co-injection of CLR 131 (for therapy) and CLR 124 (for imaging) revealed time-dependent tumor responses and disappearance over nine days in a cancer xenograft model. We believe that the capability of our technology to target and be selectively retained by cancer stem cells in vivo, was demonstrated by treating glioma stem cell-derived orthotopic tumor-bearing mice with another fluorescent-labeled PDC (CLR 1501), and then removing the tumor and isolating cancer stem cells, which continued to display CLR 1501 labeling even after three weeks in cell culture.

The basis for selective tumor targeting of our compounds lies in differences between the plasma membranes of cancer cells as compared to those of most normal cells. Data suggests that lipid rafts serve as portals of entry for PDCs such as CLR 131 and our multiple series of drug conjugates. The marked selectivity of our compounds for cancer cells versus non-cancer cells is due to the fact that cancer cells maintain an overabundance of lipid rafts and have stabilized these microdomains within the plasma membrane as compared to normal cells. For example, following cell entry via lipid rafts, CLR 131 is transported into the cytoplasm, where it traffics along the Golgi apparatus and is distributed to various peri-nuclear organelles (mitochondria, endoplasmic reticulum) but not the nucleus. The pivotal role played by lipid rafts is underscored by the fact that disruption of lipid raft architecture significantly suppresses uptake of our PDC delivery vehicle into cancer cells.

 Products in Development

CLR 131

CLR 131 is a small-molecule, cancer-targeting molecular radiotherapeutic PDC that we believe has the potential to be the first radiotherapeutic agent to use PLEs to target cancer cells. CLR 131 is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid, pediatric tumors and other cancer types including non-Hodgkin’s lymphoma. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides CLR 131 with anti-cancer activity. Selective uptake and retention has been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting anti-cancer activity.

Pre-clinical experiments in tumor models have demonstrated selective killing of cancer cells along with a safe and tolerable product profile. CLR 131’s anti-tumor/survival-prolonging activities have been demonstrated in more than a dozen models including breast, prostate, lung, brain, pancreatic, ovarian, uterine, renal, and colorectal cancers as well as, melanoma and multiple myeloma. In all but two models, a single administration of a well-tolerated dose of CLR 131 was sufficient to demonstrate efficacy. Moreover, efficacy was also seen in a model employing human uterine sarcoma cells that have known resistance to many standard chemotherapeutic drugs. CLR 131 was also tested in combination with a standard efficacious dose of gemcitabine in a pancreatic cancer model. Single doses of CLR 131 or gemcitabine given alone were equally efficacious, while the combination therapy was significantly more efficacious than either treatment alone (additive). While single doses of CLR 131 have been effective and well tolerated in multiple preclinical animal models, CLR 131 has been shown to provide a statistically significant improvement in efficacy and survival when provided in a multi-dose format and remains well tolerated. In each study, the dose of CLR 131 was ~100 µCi, which is approximately 50-fold less than the maximum tolerated dose (MTD) of CLR 131 determined in a six-month rat radiotoxicity study.

Extensive IND-enabling, Good Laboratory Practices (GLP) in vivo and in vitro pre-clinical pharmacokinetic/ distribution, toxicology and drug safety studies were successfully completed in 2007 through 2009 using non-pharmacological concentrations/doses of PLE consistent with its role as a delivery/retention vehicle in CLR 131. Tissue distribution studies supported prediction of acceptable human organ exposures and body clearance for CLR 131. Importantly, and in sharp distinction from biological products labeled with I-131, the small-molecule CLR 131 showed very minimal variation in excretion kinetics and tissue distribution among individuals within species or across a 500-fold variation in dose. Single and repeat-dose animal toxicology studies indicated very high margins of safety with our PLE delivery and retention vehicle even when administered at 80-200x over the amount required to deliver the anticipated maximum human therapy dose of CLR 131.

In 2009, we filed an IND with the FDA to study CLR 131 in humans. In February 2010, we completed a Phase 1 dosimetry trial with a single intravenous dose of 10 mCi/m2 CLR 131 in eight patients with relapsed or refractory advanced solid tumors. Single doses of CLR 131 were well tolerated and the reported adverse events were all considered minimal, manageable and either not dose limiting or not related to CLR 131. There were no serious adverse events reported. Analysis of total body imaging and blood and urine samples collected over 42 days following injection indicated that doses of CLR 131 expected to be therapeutically effective could be administered without harming vital organs. Two subjects (one with colorectal cancer metastasized to lung and another with prostate cancer) had tumors that were imaged with 3D nuclear scanning (SPECT/CT) on day 6 after administration of CLR 131. Uptake of CLR 131 into tumor tissue (but not adjacent normal tissue or bone marrow) was clearly demonstrated in both subjects. Confirming animal studies, pharmacokinetic analyses demonstrated a prolonged half-life of radioactivity in the plasma after CLR 131 administration (approximately 200 hours) and that there was no significant variation in excretion or radiation dosimetry among subjects. The trial established an initial dose of 12.5 mCi/m2, for the Phase 1b escalating dose trial that commenced in January 2012.

The primary objective of the multicenter Phase 1b dose-escalation trial in patients with a range of advanced solid tumors was to define the MTD of CLR 131. In addition to determining the MTD, the Phase 1b trial was intended to evaluate overall tumor response (using standard RESIST 1.1 criteria) and safety. In September 2012, we announced that we had successfully completed the second cohort in this Phase 1b dose-escalation trial. Dose escalation in four cohorts subsequently occurred with refractory cancer patients receiving single doses of 25 mCi/m2, 31.25 mCi/m2 or 37.5 mCi/m2.

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades. The goals of targeted cancer therapy — selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys — remain goals of new therapies as well. We believe our isotope delivery technology has the potential to achieve these goals. To date, CLR 131 has been shown in animal models to reliably and near-universally accumulate in cancer cells, including cancer stem cells, and because the therapeutic properties of iodine-131 are well known, we believe the risk of non-efficacy in human clinical trials is less than that of other cancer therapies at this stage of development, although no assurance can be given.

In view of CLR 131’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are initially developing CLR 131 as a monotherapy for cancer indications with significant unmet medical need. While a number of indications were evaluated as the initial target treatment, multiple myeloma was selected principally because it is an incurable hematologic disease that is highly radiosensitive, with significant unmet medical need in the relapse or refractory clinical setting, and is designated as an orphan disease. As a result, this may provide an accelerated regulatory pathway due to CLR 131’s unique benefits such as a novel mechanism of action, ease of administration, and positive benefit/risk profile potential in various high unmet cancer populations. The IND application for multiple myeloma was accepted by the FDA in September 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. We initiated our Phase 1 Study of CLR 131 for the treatment of relapsed or refractory multiple myeloma in April 2015, and have provided periodic clinical updates. CLR 131 is being evaluated as a monotherapy and will subsequently be explored as a combination therapy with chemotherapeutic agents, immunomodulatory agents and in combination with external beam radiotherapy. CLR 131 is being evaluated in a Phase 2 clinical study examining relapse refractory multiple myeloma patients as well as selected other B-cell hematological malignancies. Patients will receive a 25 mCi/m2 dose infused over approximately 30 minutes with the option of a second 25 mCi/m2 dose 75-180 days later based on physician assessment. This study is partially funded through a $2,000,000 Fast Track NCI SBIR award which was granted in July 2016.

In September 2017, the CLR 131 Phase 1 Cohort 4 results were announced. These results showed that a single 30 minute infusion of 31.25mCi/m2 of CLR 131 was safe and well-tolerated by the three patients in the cohort. We are also monitoring signals of efficacy, including surrogate markers M protein and FLC. IMWG defines a PR as a greater than or equal to 50 percent decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50 percent decrease in M protein. Additionally, all three patients in the cohort experienced clinical benefit with one patient achieving a PR and two patients achieving stable disease. One patient experiencing stable disease attained a 44 percent reduction in M protein. The patient experiencing a partial response had an 82 percent reduction in FLC. This patient did not produce M protein, received seven prior lines of treatment including radiation, stem cell transplantation and multiple combination treatments including one with daratumumab that was not tolerated. Median OS for the study has not been reached at the time of this document and data is still being collected for the Phase 1 study and will not be considered final until the end of the study. As of November 3, 2017, patients in Cohort 1 who received a single 12.5mCi/m2 dose experienced a median OS of 26.4 months with all patients remaining alive. Median OS for Cohorts 2 and 3 also continue to mature with patients experiencing OS of 15.6 months and 10 months, respectively as of November 3, 2017. The company has initiated a Phase 2 clinical study using Cohort 3’s dose of 25.0 mCi/m2 with the option of a second 25 mCi/m2 dose 75-180 days later based on physician assessment. We may modify this dose based on safety and efficacy signals from the Phase 1 study’s ongoing Cohort 5 multi dose regimen.

On December 14, 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 clinical trial of CLR 131 is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin's lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. The study will be initiated with the pediatric oncologists and Nuclear Medicine/Radiology Group at UWCCC. Investigators at The University of Wisconsin have demonstrated uptake of CLR 131 and other fluorescently and isotopically tagged PDCs across a wide range of childhood solid cancer cell lines including, Ewing sarcoma, rhabdomyosarcoma, pediatric brain tumors such as high-grade gliomas, medulloblastoma and atypical teratoid rhabdoid tumor. In subsequent testing in mouse xenograft models of neuroblastoma, Ewing sarcoma, rhabdomyosarcoma and osteosarcoma, CLR 131 provided significant benefits on tumor growth rates and survival. In March 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma, a rare pediatric cancer. We expect to initiate the Phase 1 study during the second quarter of 2018.

CLR 1700 Series

CLR 1700 Series is an internally developed PDC program leveraging a payload which inhibits BTK and is designed to treat a broad range of hematologic cancers. The payload provides further specificity by targeting a pathway within hematologic cancers that is significantly upregulated in comparison to normal tissue. We believe that this additional level of targeting will allow us to provide a new drug candidate that has the ability to significantly improve patient outcomes. Leveraging our iterative discovery and screening process, we have been able to accelerate the development of this program.

CLR 1800 Series

CLR 1800 Series is a collaborative PDC program with Pierre Fabre that we entered into in December 2015. Pierre Fabre is the third largest French pharmaceutical company with an extensive oncology research and development infrastructure. The objective of the research collaboration is to co-design a library of PDCs employing Pierre Fabre’s chemotherapeutics in combination with our proprietary cancer-targeting delivery vehicle. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, non-targeted payloads through the targeted delivery to cancer cells provided by our cancer-targeting delivery vehicle. Significant progress has been achieved and the program continues to rapidly advance with a number of PDC molecules showing enhanced pharmacologic behavior over the parent compound alone.

CLR 1900 Series

CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development.

CLR 2000 Series

CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a leading developer of antibody ADCs. The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a leading developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes.

CLR 2100 and 2200 Series

CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc., or Onconova, that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical trials previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs and both companies will have the option to advance compounds.

Market Overview

Our target market is broad and represents the market for the treatment of cancer. The American Cancer Society estimated that approximately 1.69 million new cancer cases were expected to be diagnosed in the U.S. in 2016 and approximately 596,000 people were expected to die of cancer, which is the equivalent of about 1,630 per day. The global market for cancer drugs reached $107 billion in annual sales (June 2015), and could reach $150 billion by 2020, according to a report dated June 2016 by the IMS Institute for Healthcare Informatics, a unit of drug data provider IQVIA. This growth will be driven by emerging targeted therapies, which are expected to change the cancer treatment landscape (Cowen Report), and an increased use of cancer drug combination regimens.

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma is the second most common hematologic cancer with a U.S. incidence rate and a relapse or refractory patient population of 10,000 to 15,000. The Global Data Report for 2015 estimated the Multiple Myeloma dollar market size to be $8.9B in 2014 and is forecasted to increase to $22.4B in 2023. The increase in drug sales over this period will be mainly driven by the increasing incidence of MM in each of the seven key markets with the U.S. market remaining the largest potential market.

Chronic Lymphocytic Lymphoma and Small Lymphocytic Lymphoma/Lymphoplasmacytic Lymphoma/Mantle Cell Lymphoma/Maginal Zone Lymphoma

According to the National Cancer Institute SEER data base, chronic lymphocytic lymphoma and small lymphocytic lymphoma represents about 47,000 cases per year in the US. Lymphoplasmacytic lymphoma is one of the rarer forms of lymphoma with approximately 5,000 new cases per year in the U.S. Meanwhile, mantel cell and marginal zone lymphomas combined represent approximately 22,000 patients per year. The incidence rate in these diseases significantly increases with an aging population (majority of patients over the age of 60). According to a Datamonitor report from 2016, the markets for these conditions are expected to grow at a compound annual growth rate of nearly 5.5% in the U.S. and 7.6% in Europe until 2024 with combined sales of approximately $2B.

 Diffuse Large B-Cell Lymphoma

Diffuse large B-cell lymphoma (DLBCL) is an aggressive (fast-growing) lymphoma that can arise in lymph nodes or outside of the lymphatic system, in the gastrointestinal tract, testes, thyroid, skin, breast, bone, or brain. DLBCL is one of the most common forms of lymphoma with an incidence of approximately 57,000 patients per year (National Cancer Institute SEER data base). Datamonitor reports that the DLBCL market will expand at a compound annual growth rate of approximately 2.9%.

Neuroblastoma

Neuroblastoma, a neoplasm of the sympathetic nervous system, is the most common extracranial solid tumor of childhood, accounting for approximately 7.8% of childhood cancers in the U.S. The National Cancer Institute states the incidence is about 10.54 cases per 1 million per year in children younger than 15 years and 90% are younger than 5 years at diagnosis. Over 650 new cases are diagnosed each year in North America. Approximately 50% of patients present with metastatic disease requiring systemic treatment. Clinical consequences include abdominal distension, proptosis, bone pain, pancytopenia, fever and paralysis. Although the prognosis is favorable in children under one year of age with an 86 to 95% 5-year survival, in children aged one to 14 years the 5-year survival ranges from 34 to 68%.

Pediatric High Grade Glioma

Pediatric high grade glioma (HGG) represent a rare and orphan pediatric tumor that has limited treatment options. HGGs are usually defined as tumors of glial origin with the most common pediatric HGGs being anaplastic astrocytoma and glioblastoma multiform. The Central for Brain Tumor Registry of the United States estimate the incidence at approximately 3,600 pediatric patients per year.

Manufacturing

In January 2018, we initiated the planned shutdown of our radiopharmaceutical manufacturing facility in Madison, Wisconsin. This facility was designed to provide pilot and small scale production of our lead clinical program CLR 131. In December 2017, we successfully transferred the manufacturing of CLR 131 to Centre for Probe Development and Commercialization (CPDC), a validated cGMP manufacturing organization specializing in radiopharmaceuticals, as our exclusive source to supply drug product for our ongoing research and clinical trials, including our Phase 1 and Phase 2 studies of CLR 131. We believe that CPDC and our other third party manufactures have the ability to supply large scale clinical and commercial scale material. Our third party manufacturing partners have been inspected and approved to supply clinical and commercial radiopharmaceutical material by the FDA and the European Medicines Agency.

CLR 131 drug product is made via a five-step synthetic scheme. The release specifications for the drug product have been established and validated. Through process improvements, we have been able to achieve a longer expiry dating for the compound extending finished product shelf-life to further facilitate ex-U.S. distribution from North America.

The drug substance base molecule is a dry powder produced via a six-step synthetic scheme.  The release specifications for the drug substance have been established and validated.  We have successfully executed large scale production of the drug substance via a contract manufacturing organization that has been inspected and approved by the FDA and the European Medicines Agency.  We have also demonstrated 60-month stability for the drug substance in desiccated and refrigerated forms at small scale and are replicating this at large scale.

Sales and Marketing

We plan to pursue and evaluate all available options to develop, launch and commercialize our compounds. These options presently include, but are not limited to: entering into an agreement for a contract sales organization (CSO) or partnering arrangement with one or more biotechnology or pharmaceutical company with strong product development and commercialization expertise and distribution infrastructure in the U.S., Europe and/or Japan. While we currently do not plan to build our own commercial organization for the launch and commercialization of our compounds, we may reconsider that in the future.

Competition for Our Clinical-Stage Compounds

Currently, several classes of approved products with various mechanisms of action exist, including: immune-modulating agents, proteasome inhibitors, histone deacetylase inhibitors, monoclonal antibodies, corticosteroids, and traditional chemotherapeutics for the treatment of liquid and solid tumors. While a number of indications were evaluated as the initial target treatment for CLR 131, multiple myeloma and hematologic cancers were selected for initial clinical development principally because of its highly radio-sensitive nature, single or multi-dose treatment, and novel mechanism of action relative to all existing classes of approved drugs. As a result, we believe CLR 131 is a therapeutic option in the relapse or refractory setting either as a monotherapy or in combination with currently approved agents, some of which are radio-sensitizing and maintain a differential adverse event profile from that of CLR 131.

 Intellectual Property

Our core technology platform is based on research conducted at the University of Michigan in 1994, where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated. This research was transferred to the University of Wisconsin - Madison between 1998 and the subsequent founding of Cellectar in 2002 to further develop and commercialize the technology. We obtained exclusive rights to the related technology patents owned by University of Michigan in 2003 and continued development of the PDC platform while obtaining ownership of numerous additional patents and patent applications (with various expiry until 2034 without extensions). We have established a broad U.S. and international intellectual property rights portfolio around our proprietary cancer-targeting PLE technology platform including CLR 131 and our PDC Programs.

PDC chemotherapeutic Programs

In November 2015, we converted our previously filed provisional patent application for Phospholipid-Ether Analogs as Cancer Targeting Drug Vehicles to non-provisional US and International (PCT) patent applications and were published by the U.S. Patent & Trade Office (USPTO) in May of 2016. These patent applications further protect composition of matter and method of use for PDCs developed with our proprietary phospholipid-ether delivery vehicle conjugated with any existing or future cytotoxic agents, including chemotherapeutics for targeted delivery to cancer cells and cancer stem cells. Additional cytotoxic PDC compounds are covered by pending patent applications directed to the composition of matter and method of use for cancer therapy provide intellectual property protection in the United States and up to 148 additional countries. These applications, if granted, offer protection extending through at least 2035 in the U.S. and key international markets.

CLR 131

We have taken a broad approach to creating market exclusivity for CLR 131 both within the U.S, and globally, including all major markets. This approach includes numerous patents, patent applications and regulatory filings to provide maximum market exclusivity. Our patent portfolio for CLR 131 includes all of the typical filings as well as unique methods of use, methods of manufacturing, use in combinations, use to treat cancer stem cells, novel formulations, etc. In addition, to our patents, we were granted orphan designation for CLR 131 for the treatment of multiple myeloma by the U.S. FDA in December 2014 and expect to file additional orphan designations for other rare diseases. We continue to evaluate CLR 131 in additional hematologic and solid tumor orphan designated indications. Our patents have a variety expected expiry with some potentially being extended on a country-by-country basis. In March 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma, a rare pediatric cancer. We expect to initiate a Phase 1 study during the second quarter of 2018.

We expect to continue to file patent applications and acquire licenses to other patents covering methods of use, composition of matter, formulation, method of manufacture and other patentable claims related to CLR 131 and new PDCs. These patent applications will be filed in key commercial markets worldwide. The issued patents will generally expire between 2025 and 2035, unless extended, most likely under clinical development extensions.

In addition to the above noted patents /applications directed to CLR 131 and our PDC pipeline portfolio, we own other patents/applications directed to different forms of phospholipid ethers, methods of use and methods of manufacturing of phospholipid ethers.

Separate from any patent protection and following product approval by regulatory authorities, data exclusivity may be available for various compounds for up to 10 years on a country-by-country basis (e.g., up to five years in the U.S. and up to ten years in Europe).

Licenses / Collaborations

On September 18, 2017, we entered into an arrangement with Onconova Therapeutics, Inc. (Onconova). Under this arrangement, Onconova will provide us a selection of its proprietary compounds. We will use our proprietary technology to perform research studies on such compounds with the goal of developing new conjugates. We agree to perform the studies within 24 months. We granted Onconova an exclusive option to acquire a royalty-bearing license with respect to each conjugate developed. In the event an executed license agreement for a particular conjugate is not obtained, then Onconova’s exclusive option shall terminate with respect to such conjugate.

On July 9, 2017, we entered into an arrangement with Avicenna Oncology GMBH (Avicenna). Under this arrangement, Avicenna will provide us a selection of its proprietary toxins. We will use our proprietary conjugation capabilities to proceed with the conjugation in order to obtain PDCs. We will process various in vitro and in cellulo screening against such PDCs to develop new conjugates. We granted Avicenna an exclusive option to acquire an exclusive license to our intellectual property with respect to each conjugate developed. In the event the parties cannot reach agreement on the terms of a definitive agreement despite good faith negotiations, Avicenna’s exclusive option terminates as to such conjugate. Avicenna also granted to us an exclusive option to acquire an exclusive license to its intellectual property with respect to the material provided. In the event the parties do not reach agreement on the terms of a definitive agreement, our exclusive option terminates as to the material of Avicenna.

On December 14, 2015, we entered into an arrangement with Institut de Recherche Pierre Fabre (IRPF). Under this arrangement, IRPF will provide us a selection of its proprietary cytotoxics for use in an in vivo proof-of-concept study to evaluate the potential to create new drug conjugates (NDCs) in combination with our proprietary PDC platform technology. We are entitled to all intellectual property associated with the NDCs developed as part of the research collaboration. If we decide to further develop any of the NDCs for pre-clinical studies, we will enter into discussions with IRPF to acquire an option to in-license the IRPF materials. In the event that we propose to enter into a business relationship with a third party for advancement of the NDCs, we will grant IRPF a right of first refusal to enter into the same business relationship, which will be exercisable by IRPF within 60 days. In the event that we do not choose to further develop the NDCs for preclinical studies and IRPF desires to do so within four years following expiration of this arrangement the parties will enter into business discussions relating to IRPF’s use of the results of the study and certain of our proprietary technologies relating to the IRPF materials. We agreed to perform the study by June 15, 2018 and our obligation to grant a right of first refusal will continue for four years following the date on which we provide the results of the study to IRPF.

Research and Development

Our primary activity to date has been research and development. The research has historically been conducted at our facility in Madison, Wisconsin and through third party laboratories and academic universities. The clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third party expertise, accelerate project timelines, improve productivity and limit spend and fixed costs. Our research and development expenses were approximately $9,466,000 and $4,750,000 for 2017 and 2016, respectively.

Regulation

The production, distribution, and marketing of products employing our technology, and our development activities, are subject to extensive governmental regulation in the United States and in other countries.  In the United States, we are subject to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations, including the federal, state and local laws and regulations governing the storage, use and disposal of hazardous materials, including radioactive isotopes.  These laws, and similar laws outside the United States, govern the clinical and pre-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record-keeping, reporting, advertising, and promotion of drugs.  Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources.  Violations of regulatory requirements at any stage may result in various adverse consequences, including the delay in approving or refusal to approve a product by the FDA or other health authorities.  Violations of regulatory requirements also may result in enforcement actions, which include civil money penalties, injunctions, seizure of regulated product, and civil and criminal charges. The following paragraphs provide further information on certain legal and regulatory issues with a particular potential to affect our operations or future marketing of products employing our technology.

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

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2018, the NDA review fee alone is $2,421,495, although certain limited deferral, waivers, and reductions may be available.

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

Post NDA Regulation

Significant legal and regulatory requirements also apply after FDA approval to market under an NDA. These include, among other things, requirements related to adverse event and other reporting, product advertising and promotion, and ongoing adherence to cGMP requirements, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product labeling, or manufacturing process. The FDA also enforces the requirements of the Prescription Drug Marketing Act which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

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

Reimbursement and Pricing Controls

In many of the markets where we, or any future collaborative partners, would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the United States Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Employees

As of December 31, 2017, we had 15 full-time employees.

Legal Proceedings

We are a party to proceedings in the ordinary course of business, however we do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

Corporate Information

The Company, formerly known as Novelos Therapeutics, Inc., was incorporated in Delaware in June 1996. On April 8, 2011, the Company entered into a business combination with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers. On February 11, 2014, the Company changed its name to Cellectar Biosciences, Inc. Our common stock is listed on the Nasdaq Capital Market under the symbol “CLRB.”

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

We expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2017, our consolidated cash balance was approximately $10 million. We believe our cash balance at December 31, 2017 is adequate to fund operations into early first quarter 2019. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities could obtain rights that are superior to those of holders of our common stock.

Our capital requirements and our ability to meet them depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of our research and development programs;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;

•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;

•	competing technological and market developments;

•	claims or enforcement actions with respect to our products or operations,

•	market acceptance of our products;

•	costs for recruiting and retaining management, employees and consultants;

•	our ability to manage computer system failures or security breaches;

•	costs for educating physicians regarding the application and use of our products;

•	whether we are able to maintain our listing on a national exchange;

•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war; and

•	the condition of capital markets and the economy generally, both in the U.S. and globally.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. We may seek to raise any additional funds through the issuance of any combination of common stock, preferred stock, warrants, through debt financings or by executing collaborative arrangements with corporate partners or other sources, any of which may be dilutive to existing stockholders or have a material effect on our current or future business prospects. If we cannot secure adequate financing when needed, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. In such an event, our business, prospects, financial condition, and results of operations may be adversely affected.

We are a clinical-stage company with a going concern qualification to our financial statements and a history of losses, and we can provide no assurance as to our future operating results.

We are a clinical-stage company and have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing during which our product candidates could fail. We do not expect to have any products on the market for several years. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We may not be able to enter into agreements with companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market any product candidates.

As of December 31, 2017, we had working capital of approximately $8.8 million and stockholders’ equity of approximately $10.8 million. For the period from Cellectar, Inc.’s inception in November 2002 until the business combination with Novelos Therapeutics, Inc. on April 8, 2011, and thereafter through December 31, 2017, the Company incurred aggregated net losses of approximately $84.3 million. The net loss for the twelve months ended December 31, 2017 was approximately $13.6 million. We may never achieve profitability.

Our financial statements as of December 31, 2017 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2017 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressed substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

We rely on a collaborative outsourced business model and disruptions with these third-party collaborators may impede our ability to gain FDA approval and commercialization of any products could be delayed or impaired.

We are in the pre-clinical and clinical trial phases of product development and commercialization. In connection with our announcement that we have ceased manufacturing and are in process of closing manufacturing operations located at our corporate headquarters in 2018, we have implemented a collaboration outsourcing model to more efficiently manage spend and fixed costs. We rely, and will increasingly rely, on contracts with third parties to use their facilities to conduct our research, development and manufacturing.

We have engaged CPDC, a validated cGMP manufacturing organization specializing in radiopharmaceuticals, as our exclusive source to supply drug product for our ongoing research and clinical trials, including our Phase 1 and Phase 2 studies of CLR 131. In addition, we are in the process of expanding capacity for a Phase 3 study through our relationship with CPDC. In addition, we rely exclusively on contract research organizations (CROs) to conduct research and development. Any inability of CPDC or other collaborators to fulfill the requirements of their agreements with us may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

Our reliance on third-party collaborators may expose us to the risk of not being able to directly oversee the activities of these parties. Furthermore, these collaborators, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay fulfillment of their agreements with us. Failure of any of these collaborators to provide the required services in a timely manner or on commercially reasonable terms could materially delay the development and approval of our products, increase our expenses, and materially harm our business, prospects, financial condition, and results of operations.

We believe that we have a good working relationship with our third-party collaborators. However, should the situation change, we may be required to relocate these activities on short notice, and we do not currently have access to alternate facilities to which we could relocate our research, development and/or manufacturing activities. The cost and time to establish or locate an alternate research, development and/or manufacturing facility to develop our technology would be substantial and would delay obtaining FDA approval and commercializing our products.

In addition, if our products are approved for commercial sale, we will need to work with our existing third-party collaborators to ensure sufficient capacity, or engage additional parties with the capacity, to commercially manufacture our products in accordance with FDA and other regulatory requirements. There can be no assurance that we would be able to successfully establish any such capacity, or identify suitable manufacturing partners on acceptable terms.

Controls we or our third-party collaborators have in place to ensure compliance with laws may not be effective to ensure compliance with all applicable laws and regulations.

We and our third party collaborators are subject to federal, state and local laws and regulations governing the storage, use, and disposal of these materials and some waste products. Current or future regulations may impair our research, development, manufacturing, and commercialization efforts. At our facility in Madison, Wisconsin, research and development, manufacturing, and administration of our drugs involved the controlled use of hazardous materials, including chemicals and radioactive materials, such as radioactive isotopes. We believe that our safety procedures for the storage, use, and disposal of these materials has been in compliance with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage, with limits of up to $2,500,000 depending on the nature of the claim, for damages resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. In connection with the shutdown of our manufacturing, research and development activities in Madison, Wisconsin, we are currently working with the State of Wisconsin agencies on transitioning our manufacturer’s license and the radioactive materials license to a distribution license only.

If our third party collaborators are unable to maintain the required licenses and permits for any reason, it will negatively impact our manufacturing, research and development activities. In addition, we may be required to indemnify third party collaborators against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our third party collaborators fail to comply with any of these regulations and/or laws a range of consequences could result, including, but not limited to, the suspension or termination of clinical trials, failure to obtain approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

We may incur unanticipated costs in connection with our shutdown of our manufacturing operations in Madison, Wisconsin.

In January 2018, we began implementing shutdown of our manufacturing operations at our corporate headquarters in Madison, Wisconsin and announced a plan to terminate our manufacturing staff in 2018. In connection with the shutdown of our manufacturing operations, we are responsible for decommissioning activities. Should the actual costs to fulfill these obligations exceed these estimated costs financial condition, our financial condition, and results of operations may be adversely affected.

We rely on a small number of key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.

Our success depends to a significant degree on the continued services of our executive officers, including our Chief Executive Officer, James V. Caruso. Our management and other employees may voluntarily terminate their employment with us at any time and there can be no assurance that these individuals will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

At present, our success depends solely on the successful development and commercialization of our compounds in development, which cannot be assured.

At present, our success is dependent on one or more of the following to occur: the successful development of CLR 131 for the treatment of a hematologic or solid tumor cancer including multiple myeloma and B-Cell lymphomas or solid tumor cancer types; the development of new PDCs, specifically new products developed from our CLR CTX Chemotherapeutic PDC program and the advancement of our PDC agents through research and development; and/or commercialization partnerships.

We are a biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We leverage our PDC platform to specifically target treatments to cancer cells. The PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting agents The PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery and the ability to target all tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties including the following:

•	future clinical trial results may show that our cancer-targeting and delivery technologies are not well tolerated by patients at their effective doses or are not efficacious;

•	future clinical trial results may be inconsistent with testing results obtained to-date;

•	even if our cancer-targeting and delivery technologies are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities at reasonable prices or at all;

•	our ability to complete the development and commercialization of our cancer-targeting and delivery technologies for their intended use is substantially dependent upon our ability to raise sufficient capital or to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, our products;

•	even if our cancer-targeting and delivery technologies are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of our products; and

•	our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our product candidates, even if they are successfully developed, manufactured and approved, may not generate sufficient revenues to offset the development and manufacturing costs of our product candidates.

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully advance the development of our cancer-targeting and delivery technologies for some other reason, our business, prospects, financial condition, and results of operations may be adversely affected.

Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.

Our research and development activities and the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and abroad. Before receiving approval to market our proposed products by the FDA, we will have to demonstrate that our products are safe and effective for the patient population for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacturing, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take many years to accomplish and require the expenditure of substantial financial, managerial and other resources.

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

In order to conduct the clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because we or our clinical investigators do not follow the FDA’s requirements for conducting clinical trials. If any of our trials are halted, we will not be able to obtain FDA approval until and unless we can address the FDA’s concerns. If we are unable to receive clearance to conduct clinical trials for a product, we will not be able to achieve any revenue from such product in the U.S., as it is illegal to sell any drug for use in humans in the U.S. without FDA approval.

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned, or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials, and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles or other drugs undergoing development in clinical trials. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process, and delay our ability to generate revenue.

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

We expect to rely on our patents as well as specialized regulatory designations such as orphan drug classification for our product candidates, but regulatory drug designations may not confer marketing exclusivity or other expected commercial benefits.

We expect to file for orphan drug designation or other regulatory designations (fast track, break-through, priority review, etc.) as appropriate for our product candidates. Orphan drug status confers seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act in the United States, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma and neuroblastoma. While we have been granted this orphan designation, we will not be able to rely on them to exclude other companies from manufacturing or selling products using the same principal molecular structural features for the same indication beyond these timeframes without our patent portfolio. For any product candidate for which we have been or will be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product, or during such seven-year period for other indications if not for our patent portfolio. Furthermore, although the orphan drug designation and exclusivity are in effect right now, the FDA has the authority to modify this assessment at any time.

We are exposed to product, clinical and pre-clinical liability risks that could create a substantial financial burden should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. In addition, the use, in our clinical trials, of pharmaceutical products that we, or our current or potential collaborators, may develop and then subsequently sell, may cause us to bear a portion of, or all product liability risks. While we carry an insurance policy covering up to $5,000,000 per occurrence and $5,000,000 in the aggregate of liability incurred in connection with such claims should they arise, there can be no assurance that our insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance if required, will be available or, if available, will be available on commercially reasonable terms. Furthermore, our current and potential partners with whom we have collaborative agreements, or our future licensees, may not be willing to indemnify us against these types of liabilities, and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our future financial performance will depend, at least in part, on the introduction and customer acceptance of our proposed products. Even if approved for marketing by the necessary regulatory authorities, our products may not achieve market acceptance. The degree of market acceptance will depend on a number of factors including:

•	receiving regulatory clearance of marketing claims for the uses that we are developing;

•	establishing and demonstrating the advantages, safety and efficacy of our technologies;

•	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other health plan administrators;

•	our ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our intended products; and

•	our ability to market our products.

Physicians, patients, payors, or the medical community in general, may be unwilling to accept, use or recommend any of our products. If we are unable to obtain regulatory approval or commercialize and market our proposed products as planned, we may not achieve any market acceptance or generate revenue.

The market for our proposed products is rapidly changing and competitive, and new therapeutics, new drugs and new treatments that may be developed by others could impair our ability develop our business or become competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our technologies and proposed products non-competitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities, and others diversifying into the field, is intense and expected to increase. Most of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial, and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase our competitors’ financial, marketing, manufacturing, and other resources.

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

Due to continued changes in marketing, sales and distribution, we may be unsuccessful in our efforts to sell our proposed products, develop a direct sales organization or enter into relationships with third parties.

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

We have limited experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we may incur substantial additional expenses in developing, training, and managing such an organization. We may be unable to build a sales force on a cost-effective basis or at all. In addition, we will compete with many other companies that currently have extensive marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a cost-effective or timely basis, if at all.

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

If users of our products are unable to obtain adequate reimbursement from third-party payors, or if additional healthcare reform measures are adopted, it could hinder or prevent our product candidates’ commercial success.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of healthcare may adversely affect our ability to generate future revenues and achieve profitability, including by limiting the future revenues and profitability of our potential customers, suppliers, and collaborative partners. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals are subject to government control. The U.S. government is implementing, and other governments have shown significant interest in pursuing, healthcare reform. Any government-adopted reform measures could adversely affect the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products, should we be successful in commercializing them, and this would negatively affect our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for healthcare products and services, or sales, marketing or pricing of healthcare products and services, may also limit our potential revenue and may require us to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging for several reasons, including policies advanced by the current or future executive administrations in the U.S., new healthcare legislation, or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., changes in federal healthcare policy were enacted in 2010 and are being implemented. Some reforms could result in reduced reimbursement rates for our product candidates, which would adversely affect our business strategy, operations, and financial results. Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers, and other organizations such as health maintenance organizations (HMOs). Third-party payors are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform healthcare or change government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that healthcare payors and providers are instituting, and the effect of any healthcare reform, could materially harm our ability to operate profitably.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our third-party manufactures, CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption in our business. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings. Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Failure to maintain effective internal controls could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting our business and results of operations could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our common stock price.

Risks Related to Our Equity Securities

We have in the past received notices from Nasdaq of non-compliance with its listing rules and delisting with Nasdaq could impact the price of our common stock and our ability to raise funds.

On January 21, 2016 we received a notice from Nasdaq of non-compliance with its listing rules regarding the requirement that the listed securities maintain a minimum bid price of $1 per share. Based upon the closing bid price for the 30 consecutive business days preceding the notice, we no longer met this requirement. However, the rules also provide us a period of 180 calendar days in which to regain compliance. On March 4, 2016, we effected a reverse stock split at a ratio of 1-for-10, which, among other things, resulted in an increase in the bid price adequate to allow us to regain compliance with the minimum bid price requirement. On March 21, 2016, Nasdaq notified us that we had regained compliance with the minimum bid price requirement.

On August 14, 2015 we received a notice from Nasdaq of non-compliance with its continuing listing rules, namely that our stockholders’ equity at June 30, 2015 of $2,373,371, as reported in our Form 10-Q for the quarter then ended, was less than $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. We submitted a plan to Nasdaq to regain compliance, which was approved by Nasdaq, that required a number of actions to be completed by February 10, 2016, including the filing of a registration statement with the SEC for an underwritten public offering of equity and the closing of that offering. The registration statement was timely filed, however we did not complete the offering by that date. Nasdaq issued a second notice of non-compliance on February 11, 2016, which the Company appealed. At a hearing on March 31, 2016, we requested, and Nasdaq subsequently granted, an extension of time to effect transactions to allow us to regain compliance and to report the same. On April 20, 2016, we closed an underwritten offering, and on May 16, 2016, Nasdaq issued a determination that we had evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market and, accordingly, the listing qualifications matter had been closed.

We have not received any other notices of non-compliance with Nasdaq listing rules. However, any future failure to comply with Nasdaq’s listing rules and any resulting delisting from the Nasdaq would reduce the visibility, liquidity and price of our common stock and could limit our ability to raise funds in the future.

Our stock price has experienced price fluctuations.

There can be no assurance that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to the biopharmaceutical sector or to our own business or prospects;

•	regulatory, legislative, or other developments affecting us or the healthcare industry generally;

•	sales by holders of restricted securities pursuant to effective registration statements, or exemptions from registration;

•	market conditions specific to biopharmaceutical companies, the healthcare industry and the stock market generally; and

•	our ability to maintain our listing on the Nasdaq exchange.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible preferred stock and notes) and warrants in order to raise capital. We have also issued equity as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could dilute our common stock, affect the rights of our stockholders, reduce the market price of our common stock, result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or obligate us to issue additional shares of common stock to certain of our stockholders.

Provisions of our certificate of incorporation, bylaws, and Delaware law may make an acquisition of us or a change in our management more difficult.

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

Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	provide for the division of our board of directors (the Board) into three classes as nearly equal in size as possible with staggered three-year terms and further limit the removal of directors and the filling of vacancies;

•	authorize our Board to issue without stockholder approval blank-check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•	require the approval of the holders of 75% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation and bylaws.

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

No cash dividends have been paid on our common stock. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our Board may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Item 2.	Properties.

We lease office, laboratory and manufacturing space in Madison, Wisconsin. The space consists of approximately 19,500 square feet and is rented for approximately $15,000 per month under an agreement that expires on September 14, 2018, subject to two-year extensions. On January 3, 2018, we informed the landlord that we are not extending the lease but instead intend to de-commission and vacate the premises on or before September 14, 2018. We plan to enter into new leases for administrative staff in Wisconsin and New Jersey.

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

Fiscal Year 2017	High	Low
First Quarter	$3.07	$1.21
Second Quarter	2.34	1.50
Third Quarter	2.06	1.40
Fourth Quarter	2.04	1.08

Fiscal Year 2016	High	Low
First Quarter	$12.30	$3.25
Second Quarter	5.05	1.00
Third Quarter	3.57	2.06
Fourth Quarter	2.91	1.12

On March 15, 2018 there were 325 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

The following table provides information as of December 31, 2017 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	799,229	$3.84	869,766

Equity compensation plans not approved by stockholders	112,500	$10.75	—

Total	911,729	$4.69	869,766

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical stage biopharmaceutical company focused on the development of targeted treatments for cancer. Our core objective is to leverage our proprietary PDC delivery platform to develop therapeutic PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects. The PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments and we plan to develop PDCs independently and through research and development collaborations.

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

Twelve Months Ended December 31, 2017 and 2016

Research and Development. Research and development expense for the year ended December 31, 2017 was approximately $9,466,000 (composed of approximately $1,769,000 in clinical project costs, $1,702,000 of manufacturing and related costs, approximately $1,107,000 in pre-clinical projects, $1,546,000 in depreciation expense, inclusive of approximately $1,200,000 of one-time de-commissioning expense, and $3,342,000 in general unallocated research and development costs) compared to approximately $4,750,000 (composed of approximately $1,047,000 in clinical project costs, $370,000 of manufacturing and related costs, $100,000 in pre-clinical projects and $3,233,000 in general unallocated research and development costs) for 2016. The overall increase in research and development of approximately $4,716,000, or 99% was due primarily to the initiation of the Phase 2 clinical study of CLR 131 in hematologic malignancies and the establishment of secondary manufacturing and supplier capabilities, the combination of which represented approximately $2,215,000. Additionally, increases of approximately $1,200,000 of accelerated depreciation expense related to the reassessed estimated useful life of the leasehold improvements and laboratory equipment beginning on December 1, 2017 through December 31, 2017 (one month remaining life), personnel and related travel of approximately $530,000 and purchased services primarily related to pre-clinical studies of $1,100,000 represented the remainder of the increase, which was slightly offset by reduced costs related to the SBIR funding of approximately $514,000. We expect 2018 research and development expense to be comparable to 2017 expenses, excluding the accelerated depreciation expense in 2017 related to the reassessed estimated useful life of the leasehold improvements and laboratory equipment.

General and Administrative. General and administrative expense for the year ended December 31, 2017 was approximately $4,135,000 compared to approximately $4,699,000 in 2016. The decrease of $564,000, or 12%, in general and administrative costs was primarily related to a decrease in accounting and legal fees of approximately $289,000, a decrease in personnel related costs of approximately $94,000, and a decrease in purchased services related to consulting, investor relations and public company compliance related costs including printing of approximately $183,000.

Gain on Revaluation of Derivative Warrants. We recorded a gain on the revaluation of derivative warrants of approximately $22,000 in 2017 and $3,262,000 in 2016. These amounts, which are non-cash in nature, represent the change in fair value (resulting primarily from renegotiating the terms of the warrants which resulted in their no longer being classified as derivatives, changes in the Company’s stock price, and reduced remaining time over which the warrants will remain outstanding), during the respective period, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement provision or a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants.

Interest income (expense), net. Interest income, net, for the year ended December 31, 2017 was approximately $17,000, as compared to approximately $8,000 for the year ended December 31, 2016. The increase is due to the interest earned on the Company’s cash equivalents. In 2017 the Company had approximately $1,000 of interest expense related to the Company’s outstanding debt owed to the Wisconsin Department of Commerce, as compared to $1,500 in 2016.

Deemed Dividend on Preferred Stock. During the years ended December 31, 2017, and 2016, the Company closed on equity offerings that included the issuance of Preferred Stock that included a beneficial conversion feature (“BCF”) which is also reflected as a deemed dividend. The deemed dividends of approximately $1,449,000 or $0.10 per share, and approximately $3,180,000 or $0.70 per share, for the years ended December 31, 2017 and 2016, respectively have been included in the calculation of net loss attributable to common stockholders of approximately $15,011,000 and $9,360,000 for the years ended December 31, 2017 and 2016 respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. As of December 31, 2017, we had approximately $10 million in cash and cash equivalents. To date we have raised capital aggregating approximately $175 million.

On October 12, 2017 the Company closed on a registered direct offering of 1.95 million shares of its common stock and 41.0412949 shares of its preferred stock convertible into 2.2 million shares of common stock and a concurrent private placement of warrants to purchase 3.1 million shares of common stock. The gross proceeds were approximately $7.8 million with net proceeds to the Company of approximately $7.1 million. The Company allocated the proceeds to the common stock, the Series B Preferred Stock and the Series D warrants on a relative fair value basis. Using the effective conversion price of the Series B Preferred Stock, the Company determined that there was a beneficial conversion feature (BCF) of $1,448,945. The BCF did not impact total Stockholders’ Equity but is reflected as a deemed dividend in arriving at net loss attributable to common stockholders.

On November 29, 2016 the Company closed on an underwritten public offering (the “November 2016 Underwritten Offering”) of 1.6 million shares of common stock, 68 shares of Series A preferred stock convertible into 4,533,336 share of common stock, and Series C warrants to purchase approximately 6.1 million shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to $9.2 million with net proceeds to the Company of approximately $8.3 million. The Company allocated the proceeds to the common stock, the Series A Preferred Stock and the Series C warrants on a relative fair value basis. Using the effective conversion price of the Series A Preferred Stock, the Company determined that there was a beneficial conversion feature of $3,179,981. The BCF did not impact total Stockholders’ Equity but is reflected as a deemed dividend in arriving at net loss attributable to common stockholders.

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

During the year ended December 31, 2017, approximately $11,020,000 of cash was used in operations. During this period we reported a net loss of approximately $13,562,000. This loss included the following non-cash items: approximately $759,000 in stock-based compensation, and approximately $1,546,000 in depreciation and amortization expense, offset by a gain of approximately $22,000 related to warrants that are classified as derivative instruments. After adjustment for these non-cash items, changes in working capital provided cash of $259,000, which was the result of $451,000 from the timing of payments of accounts payable and accrued expenses and an increase in prepaid and other assets of approximately $192,000.

During the year ended December 31, 2017, we purchased approximately $347,000 in fixed assets, primarily in support of the CLR 131 manufacturing capabilities located at our third party supplier.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $84.3 million at December 31, 2017. During the year ended December 31, 2017, we generated a net loss of approximately $13.6 million and we expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2017, our consolidated cash balance was approximately $10 million. We believe this cash balance is adequate to fund budgeted operations into early first quarter 2019. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We have, in the past, successfully completed multiple rounds of financings, but, due to market conditions and other factors, including our development stage, the proceeds we have been able to secure have been less than the amounts we sought to obtain. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Goodwill. As of December 31, 2017 and 2016 there was approximately $1.7 million of goodwill recorded on the balance sheet. We are required to evaluate goodwill for impairment annually, or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or circumstances change such as a decline in the Company’s stock price, or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with the preferred stock financings in 2017 and 2016, we were required to separately estimate the fair value of each of the common stock, preferred stock and warrants issued in such financings. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Cellectar Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2016.

Madison, Wisconsin
March 21, 2018

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,006,421	$11,444,619
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	877,996	693,569
Total current assets	10,939,417	12,193,188
FIXED ASSETS, NET	244,713	1,444,058
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$12,871,464	$15,324,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$—	$86,591
Accounts payable and accrued liabilities	1,867,758	1,416,433
Derivative liability	105,050	127,125
Capital lease obligations, current portion	3,036	2,727
Deferred rent	138,944	—
Total current liabilities	2,114,788	1,632,876
LONG-TERM LIABILITIES:
Deferred rent	—	146,583
Capital lease obligations, less current portion	2,213	5,249
Total long-term liabilities	2,213	151,832
Total liabilities	2,117,001	1,784,708
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series A preferred stock; 0 and 17 issued and outstanding as of December 31, 2017 and 2016, respectively	—	865,136
Series B preferred stock; 18 and 0 issued and outstanding as of December 31, 2017 and 2016, respectively	995,782	—
Common stock, $0.00001 par value; 80,000,000 and 40,000,000 shares authorized at December 31, 2017 and 2016, respectively; 16,661,446 and 10,368,325 shares issued and outstanding at December 31, 2017 and 2016, respectively	167	104
Additional paid-in capital	94,107,830	83,461,658
Accumulated deficit	(84,349,316)	(70,787,026)
Total stockholders’ equity	10,754,463	13,539,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,871,464	$15,324,580

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

COSTS AND EXPENSES:
Research and development	$9,465,666	$4,750,414
General and administrative	4,135,304	4,699,338
Total costs and expenses	13,600,970	9,449,752

LOSS FROM OPERATIONS	(13,600,970)	(9,449,752)

OTHER INCOME (EXPENSE):
Gain on revaluation of derivative warrants	22,075	3,261,529
Interest income (expense), net	16,605	7,897
Total other income, net	38,680	3,269,426
NET LOSS	(13,562,290)	(6,180,326)
DEEMED DIVIDEND ON PREFERRED STOCK	(1,448,945)	(3,179,981)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(15,011,235)	(9,360,307)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.07)	$(2.14)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	14,031,329	4,366,617

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Total
				Par	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2015	—	—	858,140	9	66,256,494	(64,606,700)	1,649,803
Reverse stock split fractional shares	—	—	(127)	—	(594)	—	(594)
Issuance of common stock, warrants and preferred stock, net of issuance costs	68	3,460,543	3,471,321	35	12,036,286	—	15,496,864
Warrant exercises	—	—	2,638,901	26	652,511	—	652,537
Stock-based compensation	—	—	—	—	529,159	—	529,159
Cashless option exercise	—	—	73	—	—	—	—
Conversion of preferred shares into common shares	(51)	(2,595,407)	3,400,017	34	2,595,373	—	—
Reclassification to equity for warrants that are no longer derivative instruments	—	—	—	—	1,392,429	—	1,392,429
Net loss	—	—	—	—	—	(6,180,326)	(6,180,326)
BALANCE AT DECEMBER 31, 2016	17	$865,136	10,368,325	$104	$83,461,658	$(70,787,026)	$13,539,872
Issuance of common stock, warrants and preferred stock, net of issuance costs	41	2,265,257	1,954,388	20	4,789,588	—	7,054,865
Warrant exercises	—	—	1,975,506	20	2,963,239	—	2,963,259
Stock-based compensation	—	—	—	—	758,757	—	758,757
Cashless option exercise	—	—	2,403	—	—	—	—
Conversion of preferred shares into common shares	(40)	(2,134,611)	2,360,824	23	2,134,588	—	—
Net loss	—	—	—	—	—	(13,562,290)	(13,562,290)
BALANCE AT DECEMBER 31, 2017	18	$995,782	16,661,446	$167	$94,107,830	$(84,349,316)	$10,754,463

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,562,290)	$(6,180,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,546,048	356,665
Stock-based compensation	758,757	529,159
Gain on revaluation of derivative warrants	(22,075)	(3,261,529)
Changes in:
Prepaid expenses and other current assets	(184,427)	(464,355)
Accounts payable and accrued liabilities	451,325	740,509
Deferred rent	(7,639)	(2,341)
Cash used in operating activities	(11,020,301)	(8,282,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(346,703)	(72,251)
Cash used in investing activities	(346,703)	(72,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(2,727)	(2,448)
Reverse stock split fractional shares	—	(594)
Proceeds from issuance of common stock, net of underwriting issuance costs	4,905,945	12,363,057
Proceeds from issuance of preferred stock	2,265,257	3,460,543
Cash paid for issuance costs	(116,337)	(326,736)
Proceeds from conversion of warrants	2,963,259	652,537
Payments on long-term obligations	(86,591)	(243,631)
Deferred financing costs	—	38,569
Cash provided by financing activities	9,928,806	15,941,297
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,438,198)	7,586,828
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,499,619	3,912,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,061,421	$11,499,619
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$364	$4,349
Reclassification to equity for warrants that are no longer derivative instruments	$—	$1,392,429
Beneficial conversion feature and related deemed dividend on preferred stock	$1,448,945	$3,179,981

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the development of targeted treatments for cancer and leveraging its proprietary phospholipid drug conjugate (PDC™) platform to develop the next generation of tumor targeting treatments. Its headquarters are located in Madison, Wisconsin.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $84,349,000 at December 31, 2017. During the year ended December 31, 2017, the Company generated a net loss of approximately $13,562,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash balance at December 31, 2017 is adequate to fund operations at budgeted levels into early first quarter 2019. The Company’s ability to execute its operating plan beyond first quarter 2019 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.  The consolidated financial statements as of and for the twelve months ended December 31, 2017 are presented on a consolidated basis.

Prior Period Presentation — The Company allocated the proceeds of the November 2016 Underwritten Offering between the Series A Preferred Stock and the Series C Warrants based on fair value and correctly recorded the Series A Preferred Stock as equity, however the embedded beneficial conversion feature (BCF) associated with the Series A Preferred Stock was not properly considered. ASC 470-20 required the Company to reflect in its presentation of net loss attributable to common stockholders a BCF of approximately $3.2 million. Additionally, shares used in computing basic and diluted net loss per common share were overstated by approximately 0.2 million shares. The net effect was to increase net loss attributable to common shareholders per share by ($0.78). These had no effect on cash, cash flows or total shareholders’ equity during 2016 and had no effect on cash, cash flows, net income or total stockholders’ equity for any subsequent periods. After considering the quantitative and qualitative effects to the 2016 annual financial statements, as well as the quarterly period financial statements within 2016, in the opinion of management, it is not material to assessing the financial condition or operations of the Company.

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

Restricted Cash — The Company accounts for cash and claims to cash that are committed for other than current operations as restricted cash. Restricted cash at December 31, 2017 and 2016 consists of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility (see Note 12).

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

In December 2017, the Company concluded that the manufacturing processes would be transferred to a third party. As part of the transfer, the Company also began the process of de-commissioning the manufacturing facility. In connection with the de-commissioning, the Company determined that certain research and development assets will no longer be used by the Company and had materially ceased being used by December 31, 2017. As a result, the Company reassessed the estimated useful life of the research and development assets and concluded they should be accelerated beginning on December 1, 2017 through December 31, 2017 (one month remaining life). The Company also reassessed the estimated useful life of the leasehold improvements and concluded that they should be accelerated beginning on December 1, 2017 through December 31, 2017 (one month remaining life). These reassessments of the estimated useful lives have been accounted for as changes in an estimate. The effect of these changes in estimates was to increase 2017 depreciation expense by approximately $1,176,000, increase 2017 net loss by approximately $1,176,000, and increase 2017 basic and diluted net loss attributable to common stockholders per share by $0.08.

Goodwill — Intangible assets at December 31, 2017 and 2016 consist of goodwill. Goodwill is not amortized, but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a significant decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount (see Note 4).

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill. The standard streamlines the methodology for calculating whether goodwill is impaired based upon whether the carrying amount of goodwill exceeds the reporting unit’s fair value. ASU 2017-04 applies to public business entities and those other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill and is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which is generally three to four years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of FASB Accounting Standards Codification (“ASC”) Topic 505, Equity.  As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management has provided a full valuation allowance against the Company’s gross deferred tax asset.  Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority.  Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year.  There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2017 and 2016.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 533,065 at December 31, 2017 and 2016, respectively. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2017 and 2016, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2017 and 2016 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of December 31, 2017, uninsured cash balances totaled approximately $9,600,000.

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

Recent Accounting Pronouncements - In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2017-11 on its results of operations, cash flows and financial position.

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

During 2016, the fair value of certain warrants was reclassified to equity when they were no longer required to be accounted for as derivative instruments.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$5,050	$5,050
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$5,050	$105,050

	December 31, 2016
	Level 1		Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants		$—	$—	$27,125	$27,125
August 2014 Warrants		—	100,000	—	100,000
Total	$		$100,000	$27,125	$127,125

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

The following table summarizes the modified option-pricing assumptions used:

	Year Ended December 31,
	2017	2016
Volatility	76-118%	92.72-134%
Risk-free interest rate	1.03-1.39%	0.53-1.15%
Expected life (years)	0.14-0.89	1.14-1.89
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Year Ended December 31,
	2017	2016

Beginning fair value of warrants	$27,125	$2,067,000
Reclassification to equity for warrants that are no longer derivative liabilities	—	(1,392,429)
Gain on derivatives resulting from change in fair value or extinguishment	(22,075)	(647,446)
Ending fair value of warrants	$5,050	$27,125

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10 trading day period that ended on the balance sheet date.

4. GOODWILL

The Company has recorded goodwill of $1,675,462 as described in Note 2. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. There were no changes in goodwill during the years ended December 31, 2017 or 2016.

The Company is required to perform an annual impairment test related to goodwill which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable. Our analysis concluded that as of December 31, 2017, goodwill was not impaired.

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2017	2016

Office and laboratory equipment	$3,751,059	$3,351,065
Computer software	4,000	4,000
Leasehold improvements	2,333,443	2,333,443
Construction in process	—	56,640
Total fixed assets	6,088,502	5,745,148
Less– accumulated depreciation and amortization	(5,843,789)	(4,301,090)
Fixed assets, net	$244,713	$1,444,058

For the years ended December 31, 2017 and 2016, the Company incurred approximately $1,546,000 and $357,000 of depreciation and amortization expense, respectively.

6. AGREEMENTS

2017 Material Transfer Agreement with Onconova

On September 18, 2017, the Company entered into an arrangement (the “Onconova MTA”) with Onconova Therapeutics, Inc. (“Onconova”). Under this arrangement, Onconova will provide a selection of its proprietary compounds to the Company. The Company will use its proprietary technology to perform research studies on such compounds with the goal of developing new conjugates. The Company agrees to perform the studies within 24 months. The Company granted to Onconova an exclusive option to acquire from the Company a royalty-bearing license with respect to each conjugate developed. In the event an executed license agreement for a particular conjugate is not obtained, then Onconova’s exclusive option shall terminate with respect to such conjugate.

2017 Material Transfer Agreement with Avicenna

On July 9, 2017, the Company entered into an arrangement (the “Avicenna MTA”) with Avicenna Oncology GMBH (“Avicenna”). Under this arrangement, Avicenna will provide a selection of its proprietary toxins to the Company. The Company will use its proprietary conjugation capabilities to proceed with the conjugation in order to obtain PDCs. The Company will process various in vitro and in cellulo screening against such PDCs to develop new conjugates. The Company granted to Avicenna an exclusive option to acquire an exclusive license to the Company’s intellectual property with respect to each conjugate developed. In the event the parties cannot reach agreement on the terms of a definitive agreement despite good faith negotiations, Avicenna’s exclusive option shall terminate as to such conjugate. Avicenna also granted to the Company an exclusive option to acquire an exclusive license to Avicenna’s intellectual property with respect to Avicenna’s material. In the event the parties cannot reach agreement on the terms of a definitive agreement despite good faith negotiations, the Company’s exclusive option shall terminate as to such material of Avicenna.

2015 Material Transfer Arrangement with Pierre Fabre

On December 14, 2015 the Company entered into an arrangement (the “MTA”) with Institut de Recherche Pierre Fabre (“IRPF”). Under this arrangement, IRPF will provide a selection of its proprietary cytotoxics to the Company for use in an in vivo proof-of-concept study to evaluate the potential to create new drug conjugates (“NDCs”) in combination with the Company’s proprietary Phospholipid Drug Conjugate platform technology. The Company will own all intellectual property associated with the NDCs developed as part of the research collaboration. If the Company decides to further develop any of the NDCs for pre-clinical studies, the Company will enter into good faith discussions with IRPF to acquire an option to in-license the IRPF Materials. In the event that the Company proposes to enter into a business relationship with a third party for advancement of the NDCs, the Company will grant IRPF a right of first refusal to enter into the same business relationship, which will be exercisable by IRPF within 60 days. In the event that the Company does not choose to further develop the NDCs for preclinical studies, and IRPF desires to do so within four years following expiration of this arrangement, the Company and IRPF will enter into good faith business discussions relating to IRPF’s use of the results of the study and certain of the Company’s proprietary technologies relating to the IRPF Materials. The Company has agreed to perform the study by June 15, 2018 and the Company’s obligation to grant a right of first refusal will continue for four years following the date on which the Company provides the results of the study to IRPF.

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

The Company did not incur any expenses for the reimbursement of patent maintenance fees to U. Mich. during the years ended December 31, 2017 and 2016.

7. NOTES PAYABLE

During the year ended December 31, 2017, the two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation, dated September 15, 2010, were paid in full.

8. STOCKHOLDERS’ EQUITY

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

October 2017 Registered Direct Offering

On October 12, 2017, the Company closed on a registered direct offering (the “October 2017 Registered Direct Offering”), priced at-the-market, of 1,954,388 shares of its common stock and 41.0412949 shares of its Series B Preferred Stock. The Series B Preferred Stock was offered at $100,000 per share and is immediately convertible into approximately 53,369 shares of common stock for a total of 2,190,330 shares upon conversion at a price of $1.87375 per share. The common stock was offered at $1.87375 per share. Gross offering proceeds to the Company were $7.76 million. In a concurrent private placement, the Company offered purchasers in the registered direct offering Series D warrants to purchase an aggregate of 3,108,538 shares of common stock, or 0.75 shares of common stock for each share of common stock purchased directly or issuable upon conversion of shares of preferred stock. The Series B Preferred Stock is non-voting, has no dividend rights (except to the extent dividends are also paid on common stock), liquidation preference, or other preferences over common stock. The Series D warrants are immediately exercisable at an exercise price of $1.78 per share and expire seven years from the closing. The Series D warrants, which are callable by the Company under certain circumstances, will not trade. Gross proceeds were approximately $7.8 million with net proceeds to the Company of approximately $7.1 million.

In order to account for the October 2017 Registered Direct Offering, the Company allocated the proceeds to the common stock, the Series B Preferred Stock and the Series D warrants on a relative fair value basis. Then using the effective conversion price of the Series B Preferred Stock, the Company determined that there was a beneficial conversion feature of $1,448,945. The BCF did not impact total Stockholders’ Equity but is reflected as a deemed dividend in arriving at net loss attributable to common stockholders.

On or prior to December 31, 2017, 23 shares of Series B Preferred Stock issued in the October 2017 Registered Direct Offering were converted into 1,227,485 shares of common stock. As of December 31, 2017, 18.0412949 shares of Series B Preferred Stock remained outstanding.

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

In order to account for the November 2016 Underwritten Offering, the Company allocated the proceeds to the common stock, the Series A Preferred Stock and the Series C warrants on a relative fair value basis. Then using the effective conversion price of the Series A Preferred Stock, the Company determined that there was a beneficial conversion feature of $3,179,981. The BCF did not impact total Stockholders’ Equity but is reflected as a deemed dividend in arriving at net loss attributable to common stockholders.

As of December 31, 2017, all 68 shares of Series A Preferred Stock issued in the November 2016 Underwritten Offering were converted into 4,533,356 shares of common stock.

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

On April 20, 2016, the Company closed an underwritten public offering (the “April 2016 Underwritten Offering”) of 1,871,321 shares of its common stock and Series B pre-funded warrants to purchase 1,908,021 shares of common stock, plus the issuance of Series A warrants to purchase 3,779,342 shares of common stock, reflecting the exercise in full of the Underwriter’s over-allotment option. The gross proceeds of the offering amounted to approximately $8.0 million with net proceeds to the Company of approximately $7.2 million. All of the Series B pre-funded warrants issued in the April 2016 Underwritten Offering were exercised on or prior to June 30, 2016.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2017.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price		Expiration Date

October 2017 Series D Warrants	3,108,538	$1.78		October 14, 2024
November 2016 Public Offering Series C	4,157,850	$1.50		November 29, 2021
April 2016 Underwritten Registered Series A	3,626,942	$3.04		April 20,2021
October 2015 Incremental Series A	300,006	$2.13		October 20,2021
October 2015 Private Placement Series A	86,365	$2.13		April 1, 2021
October 2015 Offering – Placement Agent	3,750	$28.30		October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80		August 20, 2019
February 2013 Public Offering (1)	38,750	$1.50	(2)	February 20, 2018
February 2013 Public Offering – Placement Agents	3,854	$125.00		February 4, 2018
Total	11,830,074

(1)	These warrants have a certain type of cash settlement feature or their exercise price for which the warrant may be exercised are subject to adjustment for “down rounds” and the warrants have been accounted for as derivative instruments as described in Note 3, with the exception of 9,704 warrants issued in August 2014.

(2)	Due to the issuance of common stock at $1.50 per share as part of the November 2016 Underwritten Offering, the remaining outstanding warrants issued as part of the February 2013 Public Offering were adjusted to reflect the revised exercise price of $1.50 each.

Reserved Shares

The following shares were reserved for future issuance upon exercise of stock options, preferred stock conversions and warrants:

	December 31,
	2017	2016

Warrants	11,830,074	10,716,952
Preferred stock	962,845	1,133,339
Stock options and grants	911,729	471,433
Total number of shares reserved for future issuance	13,704,648	12,321,724

9.  STOCK-BASED COMPENSATION

Increase in 2015 Stock Incentive Plan. At the 2017 annual meeting of stockholders held on May 31, 2017, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2015 Stock Incentive Plan by 1,200,000 shares.

2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was adopted on June 9, 2015 authorizing an aggregate of 420,00 shares for issuance (after taking into account the 2016 10:1 reverse stock split). On May 31, 2017, our stockholders approved the Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”) to increase the authorized shares by 1,200,000 shares. A total of 1,620,000 shares of common stock are authorized for issuance under the 2015 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. Upon adoption of the 2015 Plan, shares were no longer available for grant under our 2006 Stock Incentive Plan (the “2006 Plan”). All outstanding awards under the 2006 Plan remained in effect according to the terms of the 2006 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2006 Plan and any shares underlying awards under the 2006 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2015 Plan. As of December 31, 2017, there are an aggregate of 869,766 shares available for future grants under the 2015 Plan.

2006 Stock Option Plan.  Prior to the approval of the 2015 Stock Incentive Plan, option grants to directors and employees were made under the 2006 Plan.  A total of 70,000 shares of common stock were authorized for issuance under the 2006 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants.  A committee of the board of directors determined exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2006 Plan.  Options were granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods were generally between one and four years.

Restricted Stock Grants. During 2017, the Company issued 460,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $2.10. The shares vest annually over a three year period. The following table summarizes the restricted stock grants:

Outstanding at December 31, 2016	—
Granted	460,000
Vested	—
Forfeited	(80,000)
Outstanding at December 31, 2017	380,000

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Year Ended December 31,
	2017	2016
Employee and director stock options and stock grants:
Research and development	$147,821	$58,044
General and administrative	610,936	471,453
	758,757	529,497
Non-employee consultant stock option grants:
Research and development	—	(338)
General and administrative	—	—
	—	(338)
Total stock-based compensation	$758,757	$529,159

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, during the periods ended December 31, 2017 and 2016.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following table summarizes weighted-average values and assumptions used for options granted to employees, directors and consultants in the periods indicated:

	Year Ended December 31,
	2017	2016
Volatility	107-110%	104-105%
Risk-free interest rate	1.89-2.18%	1.29-1.39%
Expected life (years)	6	6
Dividend	0%	0%
Weighted-average exercise price	$1.91	$1.97
Weighted-average grant-date fair value	$1.58	$1.59

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	70,933	$78.63
Granted	475,300	$1.97
Exercised	(166)	$1.48
Expired	(16,153)	$156.53
Forfeited	(58,481)	$7.00
Outstanding at December 31, 2016	471,433	$7.59
Granted	112,300	$1.91
Exercised	(20,833)	$1.48
Expired	(2,004)	$116.61
Forfeited	(29,167)	$1.48
Outstanding at December 31, 2017	531,729	$6.55

Vested, December 31, 2017	254,777	$9.79	8.27	$—
Unvested, December 31, 2017	276,952	$3.57	8.72	$—
Exercisable at December 31, 2017	254,777	$9.79	8.27	$—

Exercise prices for all grants made during the twelve months ended December 31, 2017 and 2016 were equal to or greater than the market value of the Company’s common stock on the date of grant. The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $1.58 and $1.59, respectively.  The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $636,071 and $440,443, respectively.  The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2017 was $7.74 and $2.91, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2016 was $20.03 and $3.27, respectively.

The weighted average grant date fair value of options expired during the years ended December 31, 2017 and December 31, 2016 was $61.12 and $116.32, respectively. The weighted average grant date fair value of options forfeited during the years ended December 31, 2017 and December 31, 2016 was $1.19 and $2.54, respectively. The number of options vested during the years ended December 31, 2017 and December 31, 2016 was 203,608 and 68,180, respectively. The number of options unvested at January 1, 2017 and January 1, 2016 was 397,427 and 47,253, respectively. The weighted average grant date fair value of options unvested at January 1, 2017 and January 1, 2016 was $3.27 and $23.93, respectively.

As of December 31, 2017, there was $1,218,812 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  Of this total amount, the Company expects to recognize $672,865, $474,340, and $71,607 during 2018, 2019, and 2020 respectively. The Company expects options to purchase 643,813 shares to vest in the future~~.~~

10.  INCOME TAXES

	2017	2016

Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	13,626,404	(4,053,114)
State	1,969,262	99,883
Total deferred	15,595,666	(3,953,231)

Change in valuation allowance	(15,595,666)	3,953,231
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2017	2016

Deferred tax assets
Federal net operating loss	$24,353,504	$36,472,996
Federal research and development tax credit carryforwards	4,947,879	3,808,862
State net operating losses and tax credit carryforwards	1,589,927	2,628,006
Capitalized research and development expenses	5,772,165	8,834,640
Stock-based compensation expense	1,445,078	2,162,703
Depreciable assets	166,793	—
Other	121,680	235,681
Total deferred tax assets	38,397,026	54,142,888

Deferred tax liabilities
Depreciable assets	—	(150,196)
Total deferred tax liabilities	—	(150,196)

Net deferred tax assets	38,397,026	53,992,692
Less– valuation allowance	(38,397,026)	(53,992,692)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2017	2016
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes	(9.58)%	(1.07)%
Permanent items	(2.55)%	17.88%
Federal tax credits	8.43%	9.55%
Change in valuation allowance	115%	(63.97)%
Federal rate change	(143.50)%	—
Other	(1.80)%	3.61%
Total	0.00%	0.00%

As of December 31, 2017, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $115,969,000 and $15,862,000 respectively, which expire in 2018 through 2037 and in 2028 through 2031, respectively.  In addition, the Company has federal and state research and development and orphan drug credits of approximately $4,948,000 and $759,000, respectively, which expire in 2018 through 2037 and in 2024 through 2032, respectively.  The amount of NOLs and tax credit carryforwards which may be utilized annually in future periods will be limited pursuant to Section 382 of the Internal Revenue Code as a result of substantial changes in the Company’s ownership that have occurred or that may occur in the future.  The Company has not quantified the amount of such limitations.

Because of the Company’s continuing losses and uncertainty associated with the utilization of the deferred tax assets in the future, management has provided a full allowance against the net deferred tax asset.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2017 or 2016, and does not anticipate having unrecognized tax benefits over the next twelve months.  The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2014. Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2014 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

On December 22, 2017 The Tax Cuts and Jobs Act (the “Act”) was enacted. The Act significantly revised the U.S. corporate income tax law by lowering the corporate Federal income tax rate from 35% to 21%. As of December 31, 2017, the Company has assessed the effects of the corporate rate reduction on its existing deferred tax balances which resulted in the valuation allowance equal to the effect of the rate reduction on the ending deferred tax asset was also reflected. In addition to the rate reduction, the Act also requires companies with foreign subsidiaries to pay a one-time transition tax on earnings that were previously tax deferred. As of December 31, 2017, the Company does not maintain any foreign subsidiaries and does not have previously deferred foreign earnings subject to the transition tax.

11.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the years ended December 31, 2017 and 2016, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2017	2016
Warrants	11,830,074	10,716,952
Stock options and grants	911,729	471,433
Preferred shares as converted into common stock	960,642	1,133,339

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

As of December 31, 2017, future minimum lease payments under this non-cancelable lease are approximately as follows:

Years ending December 31, 2018	$104,936
$104,936

Rent expense was approximately $130,000 and $131,000 for the years ended December 31, 2017 and 2016, respectively.

On January 3, 2018, the Company informed the landlord that it was not extending the lease for an additional two-year term but instead intends to de-commission and vacate the premises on or before September 14, 2018.

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

15. SUBSEQUENT EVENTS

In January 2018, the Company began implementing the shutdown of its manufacturing operations at the headquarters in Madison, Wisconsin as part of its plan to transfer finished product manufacturing to a third party manufacturer with the capacity to provide FDA approved commercial grade and pivotal trial finished product. The company also anticipates a reduction in its fixed costs and overall expenditures. It is anticipated that the shutdown will be completed in the first half of 2018.

On January 3, 2018, the Company notified affected employees of its plan to reduce its workforce by six positions. The workforce reduction will primarily occur in the quarter ending March 31, 2018.

On January 3, 2018, the Company informed the landlord that it was not extending the lease for an additional two-year term but instead intends to de-commission and vacate the premises on or before September 14, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2017, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions “Proposal No. 1 — Election of Directors,” “Executive Officers and Directors” and “Corporate Governance.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions “Proposal No. 6 — Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Other Matters — Audit and Other Fees.”

PART IV

Item 15.	Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Amended and Restated By-laws	8-K	June 1, 2011	3.1
3.8	Form of Certificate of Designation of Series A Preferred Stock	S-1/A	November 18, 2016	3.7
3.9	Form of Certificate of Designation of Series B Preferred Stock	8-K	October 11, 2017	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series A Preferred Stock certificate	S-1/A	November 18, 2016	4.2
4.3	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
4.4	Form of Series B Preferred Stock certificate	8-K	October 11, 2017	4.2
10.1	2006 Stock Incentive Plan, as amended **	8-K	December 18, 2013	10.1
10.2	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan**	8-K	December 15, 2006	10.2
10.3	Common Stock Purchase Warrant dated February 11, 2009**	8-K	February 18, 2009	4.2
10.4	Form of Common Stock Purchase Warrant issued pursuant to the Consent and Waiver of Holders of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock dated July 6, 2010	S-1A	July 7, 2010	10.53
10.5	Form of Common Stock Purchase Warrant dated April 8, 2011	8-K	April 11, 2011	4.3
10.6	Securities Purchase Agreement dated April 8, 2011	8-K	April 11, 2011	10.1
10.7	Lease Agreement between Cellectar, LLC and McAllen Properties LLC, as amended and extended	S-1	July 1, 2011	10.32
10.8	Form of Warrant dated December 6, 2011	S-1/A	November 9, 2011	4.2
10.9	Form of Common Stock Purchase Warrant dated June 13, 2012	8-K	June 11, 2012	4.1
10.10	Form of Common Stock Purchase Warrant	8-K	February 14, 2013	4.1
10.11	Form of Convertible Debenture	8-K	February 10, 2014	4.1
10.12	Form of Common Stock Purchase Warrant	8-K	February 10, 2014	4.2
10.13	Form of Warrant Agreement between Cellectar Biosciences, Inc. and American Stock Transfer and Trust Company	S-1/A	July 7, 2014	10.31
10.14	2015 Stock Incentive Plan	10-Q	August 12, 2015	10.1
10.15	Employment Agreement between the Company and James Caruso, dated June 15, 2015**	10-Q	August 12, 2015	10.2
10.16	Form of Series B Pre-Funded Warrant	8-K	September 30, 2015	4.1
10.17	Registration Rights Agreement dated September 28, 2015	8-K	September 30, 2015	10.2
10.18	Amendment and Exchange Agreement dated April 13, 2016	S-1/A	April 14, 2016	10.43
10.19	Form of Series A Warrant	S-1/A	April 14, 2016	4.2
10.20	Form of Series B Pre-Funded Warrant	S-1/A	April 14, 2016	4.3
10.21	Form of Warrant Agency Agreement	S-1/A	April 14, 2016	4.4
10.22	Form of Series C Warrant	S-1/A	November 18, 2016	4.3
10.23	Form of Warrant Agency Agreement	S-1/A	November 18, 2016	4.4
10.24	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 1, 2017	10.1
10.25	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.26	Securities Purchase Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. Inc. and the Purchasers	8-K	October 11, 2017	10.1
10.27	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.28	Employment Agreement between the Company and John E. Friend dated March 27, 2017**	10-Q	November 9, 2017	10.4
10.29	Employment Agreement between the Company and Jarrod Longcor dated July 14, 2016**	10-Q	November 9, 2017	10.3
10.30	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.31	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.32	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.33*	Master Services Agreement for Clinical Research and Related Services between the Company and INC Research, LLC dated October 6, 2016*
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer
March 21, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 21, 2018

By:	/s/ John P. Hamill
John P. Hamill
Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 21, 2018

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 21, 2018

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
March 21, 2018

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 21, 2018

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 21, 2018
By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 21, 2018

