Form 10-Q
period 2018-03-31
Cellectar Biosciences, Inc.
filed 2018-05-11
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 17,388,344 shares of common stock, $0.00001 par value per share, as of May 7, 2018.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1700 series, CLR 1800 series, CLR 1900 series, CLR 2000 series, CLR 2100 series and CLR 2200 series;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma and rhabdomyosarcoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to further our technologies into product candidates;

•	our consumption of current resources and ability to obtain additional funding;

•	our current view regarding general economic and market conditions including our competitive strengths; and

•	assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future.

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

This quarterly report on Form 10-Q contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this quarterly report on Form 10-Q, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the properties of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,820,163	$10,006,421
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	770,012	877,996
Total current assets	7,645,175	10,939,417
FIXED ASSETS, NET	228,836	244,713
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	11,872	11,872
TOTAL ASSETS	$9,561,345	$12,871,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,883,783	$1,867,758
Derivative liability	132,000	105,050
Deferred rent	88,964	138,944
Capital lease obligations, current portion	3,119	3,036
Total current liabilities	2,107,866	2,114,788
LONG-TERM LIABILITIES:
Capital lease obligation, less current portion	1,402	2,213
Total long-term liabilities	1,402	2,213
TOTAL LIABILITIES	2,109,268	2,117,001
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series B preferred stock; 11.5 and 18 issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	637,017	995,782
Common stock, $0.00001 par value; 80,000,000 shares authorized; 17,101,676 and 16,661,446 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	171	167
Additional paid-in capital	94,640,028	94,107,830
Accumulated deficit	(87,825,139)	(84,349,316)
Total stockholders’ equity	7,452,077	10,754,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,561,345	$12,871,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

COSTS AND EXPENSES:
Research and development	$2,124,060	$1,856,880
General and administrative	1,329,467	955,356
Total costs and expenses	3,453,527	2,812,236

LOSS FROM OPERATIONS	(3,453,527)	(2,812,236)

OTHER INCOME (EXPENSE):
Loss on revaluation of derivative warrants	(26,950)	(82,475)
Interest income, net	4,654	3,387
Total other income (expense), net	(22,296)	(79,088)
NET LOSS	$(3,475,823)	$(2,891,324)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.21)	$(0.24)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	16,808,189	12,010,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,475,823)	$(2,891,324)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,301	86,911
Stock-based compensation expense	173,438	165,674
Loss on revaluation of derivative warrants	26,950	82,475
Changes in:
Accounts payable and accrued liabilities	16,025	(230,341)
Prepaid expenses and other current assets	107,984	(199,616)
Other assets and liabilities	(49,980)	(1,216)
Cash used in operating activities	(3,184,105)	(2,987,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,425)	(66,301)
Cash used in investing activities	(1,425)	(66,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants	—	2,934,759
Payments on notes payable	—	(86,591)
Payments on capital lease obligations	(728)	(655)
Cash (used in) provided by financing activities	(728)	2,847,513
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,186,258)	(206,225)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,061,421	11,444,619
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,875,163	$11,238,394
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. The Company’s core objective is to leverage its proprietary phospholipid drug conjugateTM (PDCsTM) delivery platform to develop PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are the need to obtain additional financing necessary to fund future operations, dependence on key individuals, competition from substitute products and larger companies and the successful development and marketing of its products in a highly regulated environment.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all its efforts toward research and development and has, during the three months ended March 31, 2018, generated an operating loss of approximately $3,454,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance at March 31, 2018 is adequate to fund operations into early first quarter 2019. The Company’s ability to execute its operating plan beyond early first quarter 2019 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2018 and consolidated results of its operations and cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 21, 2018.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at March 31, 2018 and December 31, 2017 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore, no changes in goodwill were made during the three months ended March 31, 2018 and 2017.

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

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the three months ended March 31, 2018 and 2017.

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

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, accounts payable and long-term obligations.  The carrying amount of cash equivalents and accounts payable approximate their fair value because of their short-term nature.  The carrying value of remaining long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market interest rates available on similar instruments.

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks.  However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 494,315 and 533,065 at March 31, 2018 and December 31, 2017 respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2018 and December 31, 2017, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for in a similar fashion to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

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

The Company issued warrants to purchase an aggregate of 82,500 common shares in a February 2013 public offering (the “February 2013 Public Offering Warrants”). On February 20, 2014, 27,500 of the February 2013 Public Offering Warrants expired. On May 20, 2016, 16,250 warrants were exercised. The remaining 38,750 warrants expired on February 20, 2018.

In August 2014, as part of an underwritten public offering, the Company issued 494,315 warrants to purchase common stock (the “August 2014 Warrants”). The August 2014 Warrants are listed on the NASDAQ Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they are classified as Level 2 within the hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
August 2014 Warrants	$—	$132,000	$—	$132,000
Total	$—	$132,000	$—	$132,000

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$5,050	$5,050
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$5,050	$105,050

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. These warrants are classified within the Level 3 hierarchy because of the nature of the inputs and the valuation technique utilized.

The following table summarizes the modified option-pricing assumptions used:

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
Volatility	N/A	76-118%
Risk-free interest rate	N/A	1.03-1.39%
Expected life (years)	N/A	0.14-0.89
Dividend	N/A	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy.

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
Beginning balance – Fair value	$5,050	$27,125
(Gain) on derivatives resulting from change in fair value or extinguishment	(5,050)	(22,075)
Ending balance – Fair value	$—	$5,050

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10-day period with trades that ended on the balance sheet date.

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

On or prior to December 31, 2017, 23 shares of Series B Preferred Stock issued in the October 2017 Registered Direct Offering were converted into 1,227,485 shares of common stock. During the three months ended March 31, 2018, 6.5 shares of Series B Preferred Stock were converted into 346,898 shares of common stock. As of March 31, 2018 11.5 shares of Series B Preferred Stock remained outstanding which are convertible into 615,947 shares of common stock.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2018.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date

October 2017 Series D Warrants	3,108,538	$1.78	October 14, 2024
November 2016 Public Offering Series C	4,157,850	$1.50	November 29, 2021
April 2016 Underwritten Registered Series A	3,626,942	$3.04	April 20,2021
October 2015 Incremental Series A	300,006	$2.13	October 20,2021
October 2015 Private Placement Series A	86,365	$2.13	April 1, 2021
October 2015 Offering – Placement Agent	3,750	$28.30	October 1, 2020
August 2014 Public Offering (1)	504,019	$46.80	August 20, 2019
Total	11,787,470

(1)	These warrants have a certain type of cash settlement feature and they have been accounted for as derivative instruments as described in Note 1, with the exception of 9,704 warrants issued in August 2014.

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the three months ended March 31, 2018 there were no option grants issued. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2018	2017

Employee and director stock option grants:
Research and development	$34,127	$16,648
General and administrative	139,311	149,026
Total stock-based compensation	$173,438	$165,674

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, for the three months ended March 31, 2018 and for the year ended December 31, 2017.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

There were no stock option grants during the three months ended March 31, 2018.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	531,729	$6.55
Granted	—	$—
Expired	(4,350)	$48.57
Forfeited	(17,987)	$1.89
Outstanding at March 31, 2018	509,392	$6.36

Exercisable, March 31, 2018	278,499	$8.40	7.75	$—
Unvested, March 31, 2018	230,893	$3.89	8.48	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options.  There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2018, there was approximately $1,023,289 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $489,116, $462,703, and $71,470 during 2018, 2019, and 2020, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2018 was $6.67 and $3.18, respectively.

Restricted Stock Grants. During 2017, the Company granted 480,000 shares of restricted common stock with a weighted average grant date fair value of $2.10. The shares vest annually over a three year period. As of December 31, 2017 380,000 shares of restricted common stock were outstanding. There were no restricted stock grants issued during the three months ended March 31, 2018. A summary of restricted stock activity is as follows:

Outstanding at December 31, 2017	380,000
Granted	—
Vested	(93,332)
Outstanding at March 31, 2018	286,668

5. NOTES PAYABLE

During the quarter ended March 31, 2017, the two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation, dated September 15, 2010, were paid in full.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (NOLs) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2018 or 2017 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

7. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended March 31, 2018 is computed by dividing net income by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options, non-vested restricted stock and warrants. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2018, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2018	2017
Warrants	11,787,470	8,760,446
Preferred shares as converted into common stock	615,947	—
Stock options	509,392	508,733
Non-vested restricted stock	286,668	—
Total potentially dilutive shares	13,199,477	9,269,179

8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cellectar Biosciences, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. The Company’s core objective is to leverage its proprietary phospholipid drug conjugateTM (PDCsTM) delivery platform to develop PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects. The PDCTM platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments and the Company plans to develop PDCs independently and through research and development collaborations.

Our lead PDC candidate, CLR 131, provides targeted delivery of the cytotoxic (cell-killing) radioisotope iodine 131. CLR 131 is in a Phase 1 clinical study for relapsed or refractory (R/R) multiple myeloma (MM) and a Phase 2 clinical study in R/R MM and a range of other B-cell malignancies. In the second half of 2018, the company plans to initiate a Phase 1 study for pediatric solid tumors and lymphomas and a second Phase 1 study of CLR 131 in combination with external beam radiation for head and neck cancer. The company’s pipeline also includes two preclinical PDC chemotherapeutic programs, CLR 1700 and 1900. CLR 1700 possess a Burton’s tyrosine kinase inhibitor (BTK) payload and is targeted for development in hematologic cancers and CLR 1900 is being developed for solid tumors with a payload that inhibits mitosis (cell division) which is a validated pathway for cell apoptosis.

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

Clinical Pipeline

CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 2 and Phase 1 clinical studies. The Investigational New Drug (IND) application was accepted by the U.S. Food and Drug Administration (FDA) in March 2014. In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma (MM) and the Phase 1 study was initiated in April 2015. This clinical study is a standard three-by-three dose escalation safety study in patients with relapse or refractory multiple myeloma (R/RMM). Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature, and continued unmet medical need in the relapse/refractory setting and has been determined to be a rare disease by the FDA based upon the current definition within the Orphan Drug Act. The primary goal of the Phase 1 study is to assess the compound’s safety and tolerability in patients with relapsed or refractory multiple myeloma. Secondary objectives include the establishment of a recommended Phase 2 dose, both with and without dexamethasone, as well as an evaluation of therapeutic activity by assessing surrogate efficacy markers which include M protein, Free Light Chain (FLC), Progression Free Survival (PFS) and Overall Survival (OS). The FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma in March 2018 and rhabdomyosarcoma in May 2018. In April 2018, the FDA granted a rare pediatric disease designation (RPDD) for CLR 131 also for the treatment of neuroblastoma. The FDA previously accepted our IND application for a Phase 1 open-label, dose-escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. We expect to initiate this study during the second half of 2018.

Phase 2 Study in Patients with R/R select B-Cell Malignancies

In July 2016, we were awarded a $2,000,000 National Cancer Institute Fast-Track Small Business Innovation Research (SBIR) grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/RMM and other niche hematologic malignancies with high unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma, and Diffuse Large B-Cell Lymphoma. The study will be conducted in approximately 10 top U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study's primary endpoint is clinical benefit response (CBR), with additional endpoints of progression free survival PFS, median OS and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later. On January 29, 2018 the fourth cohort was initiated and patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) cancers began enrolling in the study.

Phase 1 Study in Patients with R/R Multiple Myeloma

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 trial in adult patients with relapsed/refractory MM following treatment with both a proteasome inhibitor and an immunomodulatory agent. All patients have been heavily pretreated. To date, 4 dose cohorts have been examined: 12.5 mCi/m2, 18.75 mCi/m2, 25 mCi/m2, and 31.25 mCi/m2, all in combination with 40 mg dexamethasone weekly. Eighteen patients have been dosed to date and an independent Data Monitoring Committee has confirmed all four dose levels safe and tolerable. Of the 5 patients in the first cohort, 4 achieved SD (1 patient progressed at Day 15 after administration and was taken off the study). Of the five patients have been admitted to the second cohort, 4 achieved SD (1 patient progressed at Day 41 after administration and was taken off study). Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, Cohort 4 results were announced and these results showed that a single 30 minute infusion of 31.25mCi/m2 of CLR 131 was safe and well tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (PR). We are monitoring response rates via surrogate markers of efficacy including M protein and free light chain FLC. The International Myeloma Working Group (IMWG) defines a PR as a greater than or equal to 50 percent decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50 percent decrease in M protein. The patient experiencing a PR had an 82 percent reduction in FLC. This patient did not produce M protein, received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44 percent reduction in M protein. We have recently converted the Phase 1a clinical data (single CLR 131 dose) to pooled data for presentation of the total performance of the results to date as the pooled data is more likely to be reflective of larger Phase 2/3 clinical studies. This is beneficial as it is a compilation of all the data and results in an N of 15, which gives the data more weight and a sense of maturity compared to reporting on individual cohorts with an N of 3-4 in each. As of February 2018, the preliminary pooled overall survival data from the first four cohorts was 15.0 months. This preliminary data point is a compilation of all four cohorts that were enrolled at different times over the entirety of the study and will not be considered final until the median survival is met for all patients.

Based on the safety observed to date as well as various efficacy signals, including reductions in m-protein and free light chain, the fact that we have not yet reached median overall survival at this time, we modified the protocol to begin a second part and a cohort 5, the main objective of which is to determine an optimal dose-range for CLR 131. Cohort 5 is actively enrolling and should complete by the end of the second quarter. In this cohort, we split the 31.25 mCi/m2 dose into two 30-minute infusions of 15.625 mCi/m2 doses given approximately one week apart.

Phase 1 Study in R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors.

On December 14, 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 clinical trial of CLR 131 is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin's lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. The FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma in March 2018 and rhabdomyosarcoma in May 2018.. We expect to initiate the Phase 1 study during the second half of 2018.

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

Three Months Ended March 31, 2018 and 2017

Research and Development. Research and development expense for the three months ended March 31, 2018 was approximately $2,124,000 (composed of $524,000 in clinical project costs, $574,000 in pre-clinical project costs, $480,000 of manufacturing and related costs and $546,000 in general unallocated research and development costs) compared to approximately $1,857,000 (composed of $501,000 in clinical project costs, $430,000 of manufacturing and related costs, $33,000 in pre-clinical project costs, and $893,000 in general unallocated research and development costs) for the three months ended March 31, 2017. The increase of $267,000 or 14% was primarily the result of an increase of approximately $541,000 in pre-clinical costs offset by a decrease of $210,000 in purchased services resulting from NCI reimbursements and a $71,000 decrease in depreciation expense.

General and Administrative. General and administrative expense for the three months ended March 31, 2018 was approximately $1,329,000 compared to approximately $955,000 in the three months ended March 31, 2017. The overall increase of approximately $374,000, or 39% was primarily attributable to an approximately $298,000 increase in purchased services, primarily consulting, legal and marketing fees. In connection with the decision to outsource our manufacturing, we incurred approximately $81,000 of one time personnel related costs in the first quarter ended March 31, 2018. Our headcount decreased from 15 at December 31, 2017 to 10 at March 31, 2018.

Loss on Derivative Warrants. We recorded a loss on derivative warrants of approximately $26,950 in the three months ended March 31, 2018, as compared to a loss of approximately $82,475 in the three months ended March 31, 2017. These amounts represent the change in fair value (resulting primarily from changes in the Company’s stock price as well as a reduction in term), during the respective periods, of outstanding warrants which are classified as liabilities because they contain a certain type of cash settlement feature, “down-round” anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants. The fluctuations we experienced in historical periods have been substantially reduced as a result of the renegotiation or extinguishment of a significant portion of the liability-classified warrants.

Interest income, net. Interest income, net, for the three months ended March 31, 2018 was approximately $5,000, as compared to approximately $3,000 for the three months ended March 31, 2017. The increase resulted from the interest earned on the Company’s cash equivalents.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of approximately $6,820,000 compared to $10,006,000 as of December 31, 2017. This decrease was largely attributable to our cash used in operating activities of approximately $3,184,000 during the three months ended March 31, 2018. Net cash used in operating activities during the three months ended March 31, 2017 was approximately $3,184,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of March 31, 2018, we had an accumulated deficit of approximately $87,825,000.

We believe our March 31, 2018 cash balance of approximately $6,820,000 is adequate to fund operations into early first quarter of 2019. Our ability to execute our operating plan beyond early first quarter of 2019 depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. If we are unsuccessful in raising additional capital, we may need to reduce activities, curtail or cease operations. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2018, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control of financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2018, our consolidated cash balance was approximately $6.8 million. We believe our cash balance at March 31, 2018, is adequate to fund operations at budgeted levels into the first quarter of 2019. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2018, we had a stockholders’ equity of approximately $7,452,000. The operating loss for the three months ended March 31, 2018 was approximately $3,454,000, and we may never achieve profitability.

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Offer Letter between the Company and Brian Posner dated April 1, 2018		8-K	April 4, 2018	10.1

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 11, 2018	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer

