Form 10-Q
period 2018-06-30
Cellectar Biosciences, Inc.
filed 2018-08-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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
Yes ☐      No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 3,595,325 shares of common stock, $0.00001 par value per share, as of August 8, 2018.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1700 series, CLR 1800 series, CLR 1900 series, CLR 2000 series, CLR 2100 series and CLR 2200 series;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, rhabdomyosarcoma and Ewing’s sarcoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our consumption of current resources and ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this report is accurate as of the date hereof only. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this report, and particularly our forward-looking statements, by these cautionary statements.

This quarterly report on Form 10-Q contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this quarterly report on Form 10-Q, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the properties of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,180,744	$10,006,421
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	780,559	877,996
Total current assets	5,016,303	10,939,417
FIXED ASSETS, NET	211,970	244,713
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	93,086	11,872
TOTAL ASSETS	$6,996,821	$12,871,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,093,646	$1,867,758
Derivative liability	152,000	105,050
Capital lease obligations, current portion	3,203	3,036
Deferred rent	40,438	138,944
Total current liabilities	2,289,287	2,114,788
LONG-TERM LIABILITIES:
Capital lease obligation, less current portion	568	2,213
Total long-term liabilities	568	2,213
TOTAL LIABILITIES	2,289,855	2,117,001
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; none and 18 Series B issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	995,782
Common stock, $0.00001 par value; 80,000,000 shares authorized; 1,774,992 and 1,666,144 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	17	16
Additional paid-in capital	95,452,779	94,107,981
Accumulated deficit	(90,745,830)	(84,349,316)
Total stockholders’ equity	4,706,966	10,754,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,996,821	$12,871,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

COSTS AND EXPENSES:
Research and development	$1,723,087	$2,175,929	$3,802,955	$4,032,810
General and administrative	1,181,832	1,040,540	2,555,491	1,995,896
Total costs and expenses	2,904,919	3,216,469	6,358,446	6,028,706

LOSS FROM OPERATIONS	(2,904,919)	(3,216,469)	(6,358,446)	(6,028,706)

OTHER INCOME (EXPENSE):
(Loss)/Gain on revaluation of derivative warrants	(20,000)	90,000	(46,950)	7,525
Interest income, net	4,228	4,941	8,882	8,328
Total other income (expense), net	(15,772)	94,941	(38,068)	15,853
NET LOSS	$(2,920,691)	$(3,121,528)	$(6,396,514)	$(6,012,853)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.69)	$(2.32)	$(3.75)	$(4.72)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	1,731,561	1,346,199	1,706,278	1,274,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net loss	$(6,396,514)	$(6,012,853)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34,168	188,325
Stock-based compensation expense	349,017	396,760
Loss/(Gain) on revaluation of derivative warrants	46,950	(7,525)
Changes in:
Accounts payable and accrued liabilities	225,888	49,864
Prepaid expenses and other current assets	190,575	(263,169)
Other assets and liabilities	(179,720)	(2,432)
Cash used in operating activities	(5,729,636)	(5,651,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,425)	(320,510)
Cash used in investing activities	(1,425)	(320,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(86,591)
Proceeds from exercise of warrants	—	2,940,759
Change in deferred issuance costs	(93,138)	(12,847)
Payments on capital lease obligations	(1,478)	(1,327)
Cash provided by (used in) financing activities	(94,616)	2,839,994
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,825,677)	(3,131,546)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,061,421	11,499,619
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,235,744	$8,368,073
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$364

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

The accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its efforts toward research and development and has, during the six months ended June 30, 2018, generated an operating loss of approximately $6,358,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that its cash balance at June 30, 2018 would not provide enough liquidity for the next twelve months and raises substantial doubt about its ability to continue as a going concern within one year of the date these financial statements are issued. However, The Company believes that with the closing of the underwritten public offering on July 31, 2018 (see footnote 9 Subsequent Events) that it has sufficient liquidity to fund operations through 12 months from the filing of these financial statements, therefore, alleviating the Company’s substantial doubt of its ability to continue as a going concern.

The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2018 and consolidated results of its operations for the three months and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The results for the six months ended June 30, 2018 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at June 30, 2018 and December 31, 2017 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore, no changes in goodwill were made during the six months ended June 30, 2018 and 2017.

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

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the six months ended June 30, 2018 and 2017.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 and 53,306 at June 30, 2018 and December 31, 2017, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2018 and December 31, 2017, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

The Company issued warrants to purchase an aggregate of 8,250 common shares in a February 2013 public offering (the “February 2013 Public Offering Warrants”). On February 20, 2014, 2,750 of the February 2013 Public Offering Warrants expired. On May 20, 2016, 1,625 warrants were exercised. The remaining 3,875 warrants expired on February 20, 2018.

In August 2014, as part of an underwritten public offering, the Company issued 49,425 warrants to purchase common stock (the “August 2014 Warrants”). The August 2014 Warrants are listed on the Nasdaq Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they are classified as Level 2 within the hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
August 2014 Warrants	$—	$152,000	$—	$152,000
Total	$—	$152,000	$—	$152,000

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$5,050	$5,050
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$5,050	$105,050

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

The following table summarizes the modified option-pricing assumptions used:

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
Volatility	N/A	76-118%
Risk-free interest rate	N/A	1.03-1.39%
Expected life (years)	N/A	0.14-0.89
Dividend	N/A	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy:

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
Beginning balance – Fair value	$5,050	$27,125
(Gain) on derivatives resulting from change in fair value or extinguishment	(5,050)	(22,075)
Ending balance – Fair value	$—	$5,050

In order to estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10-day period with trades that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

Reverse Stock Split

At a special meeting held on July 12, 2018, our stockholders approved an amendment to our certificate of incorporation to affect a reverse split of our common stock at a ratio between 1:5 to 1:10 and authorized the Board to determine the ratio at which the reverse split would be. The Board authorized the ratio of the reverse split, and effective at the close of business on July 16, 2018, the Company implemented a 1-for-10 reverse stock split of its outstanding common stock. The accompanying condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock that the Company is authorized to issue remains unchanged at 80,000,000 and the par value remains at $0.00001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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

October 2017 Registered Direct Offering

On October 12, 2017, the Company closed on a registered direct offering (the “October 2017 Registered Direct Offering”), priced at-the-market, of 195,438 shares of its common stock and 41.0412949 shares of its Series B Preferred Stock. The Series B Preferred Stock was offered at $100,000 per share and is immediately convertible into approximately 5,337 shares of common stock for a total of 219,037 shares upon conversion at a price of $18.7375 per share. The common stock was offered at $18.7375 per share. Gross offering proceeds to the Company were $7.76 million. In a concurrent private placement, the Company offered purchasers in the registered direct offering Series D warrants to purchase an aggregate of 310,856 shares of common stock, or 0.75 shares of common stock for each share of common stock purchased directly or issuable upon conversion of shares of preferred stock. The Series B Preferred Stock is non-voting, has no dividend rights (except to the extent dividends are also paid on common stock), liquidation preference, or other preferences over common stock. The Series D warrants are immediately exercisable at an exercise price of $17.80 per share and expire seven years from the closing. The Series D warrants, which are callable by the Company under certain circumstances, will not trade. Gross proceeds were approximately $7.8 million with net proceeds to the Company of approximately $7.1 million.

In order to account for the October 2017 Registered Direct Offering, the Company allocated the proceeds to the common stock, the Series B Preferred Stock and the Series D warrants on a relative fair value basis. Then using the effective conversion price of the Series B Preferred Stock, the Company determined that there was a beneficial conversion feature of $1,448,945.

On or prior to December 31, 2017, 23 shares of Series B Preferred Stock issued in the October 2017 Registered Direct Offering were converted into 122,751 shares of common stock. During the six months ended June 30, 2018 the remaining 18 shares of Series B Preferred Stock were converted into 96,283 shares of common stock.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2018.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20,2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
October 2015 Offering – Placement Agent	375	$283.00	October 1, 2020
August 2014 Public Offering (1)	50,395	$468.00	August 20, 2019
Total	1,178,747

(1)	These warrants have a certain type of cash settlement feature and they have been accounted for as derivative instruments as described in Note 1, with the exception of 970 warrants issued in August 2014.

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock grants and stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Employee and director stock and stock option grants:
Research and development	$36,625	$40,072	$70,752	$56,720
General and administrative	138,954	191,014	278,265	340,040
Total stock-based compensation	$175,579	$231,086	$349,017	$396,760

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for the six months ended June 30, 2018 and for the year ended December 31, 2017. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the six months ended June 30, 2018 and 2017 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	53,172	$65.50
Granted	8,000	$11.70
Expired	(1,550)	$349.20
Forfeited	(2,096)	$19.30
Outstanding at June 30, 2018	57,526	$52.10

Exercisable, June 30, 2018	32,131	$72.90	7.82	$—
Unvested, June 30, 2018	25,395	$25.70	8.73	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no options exercised during 2018. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2018, there was approximately $925,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $337,000, $484,000, $97,000 and $7,000 during 2018, 2019, 2020 and 2021 respectively. The Company’s expense estimates are based upon the expectation that all unvested stock grants and stock options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested stock grants and stock options outstanding at June 30, 2018 was $57.70 and $21.00, respectively.

During the six months ended June 30, 2018, the Company granted a total of 8,000 options.

Restricted Stock Grants. During 2017, the Company granted 46,000 shares of restricted common stock with a weighted average grant date fair value of $21.00. The shares vest annually over a three year period. As of December 31, 2017, 38,000 shares of restricted common stock were outstanding. There were no restricted stock grants issued during the six months ended June 30, 2018. A summary of restricted stock activity is as follows:

Outstanding non-vested restricted stock at December 31, 2017	38,000
Granted	—
Vested	(12,666)
Outstanding non-vested restricted stock at June 30, 2018	25,334

5. NOTES PAYABLE

During the quarter ended March 31, 2017, the two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation, dated September 15, 2010, were paid in full.

6. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (NOLs), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2018 or 2017 because the Company has experienced losses on a tax basis since inception. Because of the continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition related to the uncertainty in income tax positions. No uncertain tax positions have been identified.

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock grants, stock options and warrants. Since there is a net loss attributable to common stockholders for the three months and six months ended June 30, 2018 and 2017, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Six Months Ended June 30,
	2018	2017
Warrants	1,178,747	874,153
Stock options	57,526	55,873
Non-vested restricted stock	25,334	46,000
Total potentially dilutive shares	1,261,607	976,026

8. COMMITMENTS AND CONTINGENCIES

Leases - On June 4, 2018, the Company entered into an Agreement of Lease. The Company will lease 3,983 square feet commencing on the date on which the tenant improvements being conducted have been substantially completed and for a term of 64 months from the commencement date. The Company also has an option to extend the term of the lease for one additional 60-month period. The landlord has agreed to provide the Company a contribution of up to $179,235 to the total cost of the tenant improvements. The anticipated completion date is expected during fourth quarter 2018 upon the Company taking possession and control of the physical use of the space.

Under the terms of the lease, the Company must pay a security deposit of $75,000 and the aggregate rent due over the term of the lease is approximately $828,000, which will be reduced to approximately $783,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises.

Legal - The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9. SUBSEQUENT EVENTS

Underwritten Public Offering

On July 31, 2018, the Company sold 1,355,000 shares of common stock, 1,114 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) convertible into 2,785,000 shares of common stock and Series E warrants to purchase 4,140,000 shares of common stock. The public offering price of a share of common stock together with a Series E warrant to purchase one share of common stock was $4.00. The public offering price of a share of Series C Preferred Stock, each of which is convertible into 2,500 shares of Common Stock, together with a Series E warrant to purchase 2,500 shares of common stock was $10,000. The Series E warrants have an exercise price of $4.00 per share and are exercisable until July 31, 2023. Gross offering proceeds to the Company were $16.56 million, with net proceeds to the Company of approximately $14.9 million after deducting underwriting discounts and commissions and related offering expenses.

The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and subject to limited exceptions, has no voting rights. As of August 7, 2018, 176 shares of Series C Preferred Stock were converted into 440,000 shares of common stock.

The following pro forma summary information reflects the Company’s unaudited balance sheet as if the underwritten public offering closed on June 30, 2018. The Company is evaluating the proper accounting treatment for the classification of the Series E Warrants and the allocation of proceeds between common stock, the Series C Preferred Stock, and Additional paid-in capital. All proceeds are included in common stock and additional paid in capital on a pro forma basis.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Reported June 30, 2018 (Unaudited)	Pro Forma June 30, 2018 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,180,744	$19,068,667
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	780,559	780,559
Total current assets	5,016,303	19,904,226
FIXED ASSETS, NET	211,970	211,970
GOODWILL	1,675,462	1,675,462
OTHER ASSETS	93,086	93,086
TOTAL ASSETS	$6,996,821	$21,884,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,093,646	$2,093,646
Derivative liability	152,000	152,000
Capital lease obligations, current portion	3,203	3,203
Deferred rent	40,438	40,438
Total current liabilities	2,289,287	2,289,287
LONG-TERM LIABILITIES:
Capital lease obligation, less current portion	568	568
Total long-term liabilities	568	568
TOTAL LIABILITIES	2,289,855	2,289,855
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares Series C authorized; none actual; 1,114 pro forma	—	—
Common stock, $0.00001 par value; 80,000,000 shares authorized; 1,774,992 actual; 3,129,992 pro forma	17	31
Additional paid-in capital	95,452,779	110,340,688
Accumulated deficit	(90,745,830)	(90,745,830)
Total stockholders’ equity	4,706,966	19,594,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,996,821	$21,884,744

CLR 131 Supply

On August 7, 2018, the Company was informed by Centre for Probe Development and Commercialization (“CPDC”), the Company’s sole supplier of CLR 131, that it is subject to an Import Alert 66-40 (the “Import Alert”) by the United States Food and Drug Administration (“FDA”). While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed the Company on August 8, 2018 that CPDC would not be able to supply CLR 131 to the Company until the Import Alert is lifted or alternative agreements are reached with the FDA. The Company intends to work with CPDC to resolve this issue as soon as practical. As a result of the supply disruption, the Company expects delays in enrollment in its ongoing clinical trials. At this time, the Company is not able to assess the extent of the delays or what impact the supply disruption will have on the Company, but the inability of CPDC to supply CLR 131 on a prolonged basis would result in further delayed patient enrollment in current and planned clinical trials for CLR 131.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary phospholipid drug conjugateTM (“PDCsTM”) delivery platform to develop PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects. The PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs independently and through research and development collaborations.

CLR 131 and PDC Platform

Our lead PDC candidate, CLR 131, provides targeted delivery of the cytotoxic (cell-killing) radioisotope iodine 131. CLR 131 is in a Phase 2 study in relapsed or refractory (“R/R”) multiple myeloma (“R/RMM”) and a range of other B-cell malignancies, and a Phase 1 clinical study for R/RMM. We are currently initiating a Phase 1 study for pediatric solid tumors and lymphomas and are planning a second Phase 1 study of CLR 131 in combination with external beam radiation for head and neck cancer (“HNC”) at the University of Wisconsin Madison. Our pipeline also includes two preclinical PDC chemotherapeutic programs, CLR 1700 and 1900. CLR 1700 possesses a Burton’s tyrosine kinase (“BTK”) inhibitor payload and is targeted for development in hematologic cancers, and CLR 1900 is being developed for solid tumors with a payload that inhibits mitosis (cell division), which is a validated pathway for cell apoptosis.

We have leveraged our PDC platform to establish four active collaborations featuring four unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, the primary tumor, or a metastatic tumor and cancer stem cells. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor “cycle.” This allows the PDC molecules to gain access to the intracellular compartment of the tumor cells and for the PDCs to continue to accumulate over time, which enhances drug efficacy. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Specific cell surface epitopes are limited in number on the cell surface, undergo internalization and cycling upon binding, and are not present on all tumor cells of a particular cancer type. This means a subpopulation of tumor cells will always remain. In addition to the benefits provided by the mechanism of entry, PDCs offer the potential advantage of having the ability to be conjugated to molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

The PDC platform features include the capacity to link with almost any molecule and provide a significant increase in targeted oncologic payload delivery and the ability to target all tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. Our iterative process allows us to rapidly and systematically produce multiple generations of incrementally improved targeted drug candidates.

Clinical Pipeline

CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 2 and Phase 1 clinical studies. The Investigational New Drug (“IND”) application was accepted by the U.S. Food and Drug Administration (the “FDA”) in March 2014. The Phase 2 study is evaluating CLR 131 as a potential therapy for R/RMM and was initiated in November of 2017. The primary goal of the study is to assess the compound’s efficacy in a broad range of hematologic cancers. The Phase 1 study is assessing the compound’s safety and tolerability in patients with R/RMM and was initiated in April 2015. This clinical study is a standard three-by-three dose escalation safety study. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature and continued unmet medical need in the relapse/refractory setting, and has been determined to be a rare disease by the FDA based upon the current definition within the Orphan Drug Act. The primary goal of the Phase 1 study is to assess the compound’s safety and tolerability in patients with R/RMM. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (“FLC”), progression free survival (“PFS”) and overall survival (“OS”).

In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. In March 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma and the FDA subsequently granted a Rare Pediatric Disease Designation (“RPDD”) for CLR 131. In May 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of rhabdomyosarcoma and the FDA subsequently granted an RPDD for CLR 131. In July 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of Ewing’s sarcoma. The FDA previously accepted our IND application for a Phase 1 open-label, dose-escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. We are currently initiating this Phase 1 study.

Phase 2 Study in Patients with R/R select B-Cell Malignancies

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/RMM and other niche hematologic malignancies with high unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma and Diffuse Large B-Cell Lymphoma. The study will be conducted in approximately 10 top U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response, with additional endpoints of PFS, median OS and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later.

Phase 1 Study in Patients with R/R Multiple Myeloma

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 trial in adult patients with R/RMM following treatment with both a proteasome inhibitor and an immunomodulatory agent. All patients have been heavily pretreated. To date, four dose cohorts have been examined: 12.5 mCi/m2, 18.75 mCi/m2, 25 mCi/m2, and 31.25 mCi/m2, all in combination with 40 mg dexamethasone weekly. 18 patients have been dosed to date and an independent Data Monitoring Committee has confirmed all four dose levels safe and tolerable. Of the five patients in the first cohort, four achieved stable disease (one patient progressed at Day 15 after administration and was taken off the study). Of the five patients that have been admitted to the second cohort, four achieved stable disease (one patient progressed at Day 41 after administration and was taken off study). Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, Cohort 4 results were announced, and these results showed that a single 30 minute infusion of 31.25mCi/m2 of CLR 131 was safe and well tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (“PR”). We are monitoring response rates via surrogate markers of efficacy including M protein and FLC. The International Myeloma Working Group defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. We have recently converted the Phase 1a clinical data (single CLR 131 dose) to pooled data for presentation of the total performance of the results to date as the pooled data is more likely to be reflective of larger Phase 2/3 clinical studies. This is beneficial as it is a compilation of all the data and results in an N of 15, which gives the data more weight and a sense of maturity compared to reporting on individual cohorts with an N of 3-4 in each. As of February 2018, the preliminary pooled OS data from the first four cohorts was 15.0 months.

Based on the safety observed to date as well as various efficacy signals, including reductions in M protein and FLC and the fact that we have not yet reached median OS, we modified the protocol to begin a second part and a cohort 5, the main objective of which is to determine an optimal dose-range for CLR 131. Cohort 5 is actively enrolling and should be completed by the end of the second quarter of 2018. In this cohort, we split the 31.25 mCi/m2 dose into two 30-minute infusions of 15.625 mCi/m2 each given approximately one week apart.

Phase 1 Study in R/R Pediatric Patients with Select Solid Tumors, Lymphomas and Malignant Brain Tumors.

On December 14, 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 clinical trial of CLR 131 is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin's lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In March 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of neuroblastoma, a rare pediatric cancer, in May 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of rhabdomyosarcoma and in July 2018, the FDA granted orphan drug designation for CLR 131 for the treatment of Ewing’s sarcoma. We are currently initiating this Phase 1 study.

The study will be initiated with the pediatric oncologists and Nuclear Medicine/Radiology Group at the University of Wisconsin Carbone Cancer Center (“UWCCC”). Investigators at UWCCC have demonstrated uptake of CLR 131 and other fluorescently and isotopically tagged PDCs across a wide range of childhood solid cancer cell lines, including Ewing’s sarcoma, rhabdomyosarcoma, pediatric brain tumors such as high-grade gliomas, medulloblastoma and atypical teratoid rhabdoid tumor. In subsequent testing in mouse xenograft models of neuroblastoma, Ewing’s sarcoma, rhabdomyosarcoma and osteosarcoma, CLR 131 provided significant benefits on tumor growth rates and survival.

Phase 1 Study in R/R Head and Neck Cancer

In August 2016, the UWCCC was awarded a five-year Specialized Programs of Research Excellence grant from the National Cancer Institute to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers will test CLR 131 in various animal HNC models as well as initiating the first human clinical trial combining CLR 131 and external beam radiation in patients with recurrent HNC. The UWCCC is currently anticipated to initiate this clinical trial in the second half of 2018.

Preclinical Pipeline

•	CLR 1700 Series is an internally developed PDC program leveraging a payload that inhibits BTK and is designed to treat a broad range of hematologic cancers. The payload provides further specificity by targeting a pathway within hematologic cancers that is significantly upregulated in comparison to normal tissue. We believe that this additional level of targeting will allow us to provide a new drug candidate that has the ability to significantly improve patient outcomes. Leveraging our iterative discovery and screening process, we have been able to accelerate the development of this program.

•	CLR 1800 Series is a collaborative PDC program with Pierre Fabre that was entered into in December 2015 and extended in October 2017. Pierre Fabre is the third largest French pharmaceutical company with an extensive oncology research and development infrastructure. The objective of the collaboration is to leverage Cellectar’s expertise in conjugation, linker chemistry and phospholipid ether chemistry to codesign a library of PDCs employing Pierre Fabre’s chemotherapeutics. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, nontargeted payloads through the targeted delivery to cancer cells provided by our proprietary phospholipid ether delivery platform. Significant progress has been achieved, including showing improved tolerability in animal models, and the program continues to rapidly advance with a number of PDC molecules being evaluated for candidate selection and progression to IND enabling studies.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development.

•	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a leading developer of antibody drug conjugates (“ADCs”). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a leading developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes.

•	CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc., or Onconova, that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical trials previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs, and both companies will have the option to advance compounds.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care for the treatment of a broad range of human cancers.

Results of Operations

Research and development expense.  Research and development expense consists of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, costs of our research and manufacturing facility, cost of manufacturing materials and contract manufacturing fees paid to contract research organizations, fees paid to medical institutions for clinical trials, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical project costs, pre-clinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs and patent costs.

General and administrative expense.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended June 30, 2018 and 2017

Research and Development. Research and development expense for the three months ended June 30, 2018 was approximately $1,723,000 compared to approximately $2,176,000 for the three months ended June 30, 2017.

The following table is a comparison summary of research and development costs for the three months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,
	2018	2017	Variance

Clinical project costs	$61,000	$238,000	$(177,000)
Manufacturing and related costs	601,000	1,154,000	(640,000)
Pre-clinical Project costs	442,000	220,000	222,000
General research and development costs	619,000	564,000	55,000
	$1,723,000	$2,176,000	$(453,000)

The overall decrease in research and development expense of $453,000, or 21%, was due primarily to a decrease in clinical project costs as a result of increased NCI contract reimbursements. Manufacturing and related costs decreased due to the outsourcing of manufacturing. Pre-clinical studies increased due to additional expenditures for outsourced services. General research and development consists primarily of research and development personnel related costs and there was no material change in these costs.

General and Administrative. General and administrative expense for the three months ended June 30, 2018 was approximately $1,182,000, compared to approximately $1,041,000 in the three months ended June 30, 2017. The $141,000 or 14% increase was due to an increase of $69,000 in personnel related costs; an increase of $72,000 in purchased services primarily related to accounting and investor relations offset by a decrease in legal fees of $40,000 and an increase in public company expenses of $22,000.

Six Months Ended June 30, 2018 and 2017

Research and Development. Research and development expense for the six months ended June 30, 2018 was approximately $3,803,000 compared to approximately $4,033,000 for the six months ended June 30, 2017.

The following table is a comparison summary of research and development costs for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,
	2018	2017	Variance

Clinical project costs	$375,000	$740,000	$(365,000)
Manufacturing and related costs	1,097,000	1,829,000	(819,000)
Pre-clinical project costs	1,016,000	220,000	796,000
General research and development costs	1,315,000	1,244,000	71,000
	$3,803,000	$4,033,000	$(230,000)

The overall decrease in research and development expense of approximately $230,000, or 6%, was due primarily to a decrease in clinical project costs as a result of increased NCI contract reimbursements. Manufacturing and related costs decreased due to the outsourcing of manufacturing. Pre-clinical project costs increased due to additional expenditures for outsourced services. General research and development consist primarily of research and development personnel related costs and there was no material change in these costs.

General and Administrative. General and administrative expense for the six months ended June 30, 2018 was approximately $2,555,000, compared to approximately $1,996,000 in the six months ended June 30, 2017. The increase of approximately $559,000, or 28%, was due to an approximately $380,000 in purchased services, primarily consulting, accounting and marketing and an increase of approximately $81,000 in personnel related costs. In connection with the decision to outsource our manufacturing, we incurred approximately $81,000 of one-time personnel related costs in the six months ended June 30, 2018.

Our combined research and development and general and administrative headcount decreased from 15 at December 31, 2017 to 10 at June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of approximately $4,181,000 compared to $10,006,000 as of December 31, 2017. This decrease was largely attributable to our cash used in operating activities of approximately $5,730,000 during the six months ended June 30, 2018. Net cash used in operating activities during the six months ended June 30, 2017 was approximately $5,651,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of June 30, 2018, we had an accumulated deficit of approximately $90,746,000.

On July 31, 2018, the Company sold 1,355,000 shares of common stock, 1,114 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) convertible into 2,785,000 shares of common stock and Series E warrants to purchase 4,140,000 shares of common stock. The public offering price of a share of common stock together with a Series E warrant to purchase one share of common stock was $4.00. The public offering price of a share of Series C Preferred Stock, each of which is convertible into 2,500 shares of Common Stock, together with a Series E warrant to purchase 2,500 shares of common stock was $10,000. The Series E warrants have an exercise price of $4.00 per share and are exercisable until July 31, 2023. Gross offering proceeds to us were $16.56 million, with net proceeds to us of approximately $14.9 million after deducting underwriting discounts and commissions and related offering expenses.

We believe our cash on hand is adequate to fund operations into first quarter of 2020. However, our future results of operations involve significant risks and uncertainties.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2018, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in the prospectus filed with the SEC on July 27, 2018 pursuant to Rule 424(b) of the Securities Act (the “Prospectus”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. In addition, the following risk factor included substantive changes from those disclosed in the Prospectus:

We rely on a collaborative outsourced business model, and disruptions with these third-party collaborators, including potential disruptions at our sole source supplier of CLR 131, Centre for Probe Development and Commercialization (“CPDC”), may impede our ability to gain FDA approval and delay or impair commercialization of any products.

We are in the preclinical and clinical trial phases of product development and commercialization. We have closed manufacturing operations located at our corporate headquarters, and are implementing a collaboration outsourcing model to more efficiently manage costs. We rely, and will increasingly rely, on contracts with third parties to use their facilities to conduct our research, development and manufacturing.

We have engaged CPDC, which has been a validated Current Good Manufacturing Practices (“CGMPs”) manufacturing organization specializing in radiopharmaceuticals, as our exclusive source to supply drug product for our ongoing research and clinical trials, including our Phase 1 and Phase 2 studies of CLR 131. On August 7, 2018, we were notified by CPDC, our sole supplier of CLR 131, that it is subject to an Import Alert 66-40 (the “Import Alert”) by the FDA. While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed us on August 8, 2018 that CPDC would not be able to supply CLR 131 to us until the Import Alert is lifted or alternative agreements are reached with the FDA. As a result of the supply disruption, we expect delays in enrollment in our ongoing clinical trials. At this time, we are not able to assess the extent of the delays or what impact the supply disruption will have on us, but the inability of CPDC to supply CLR 131 on a prolonged basis would result in further delayed patient enrollment in current and planned clinical trials for CLR 131.

In addition, we rely exclusively on contract research organizations to conduct research and development. Any inability of these organizations to fulfill the requirements of their agreements with us may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

Our reliance on third-party collaborators may expose us to the risk of not being able to directly oversee the activities of these parties. Furthermore, these collaborators, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay fulfillment of their agreements with us. Failure of any of these collaborators to provide the required services in a timely manner or on commercially reasonable terms could materially delay the development and approval of our products, increase our expenses, and materially harm our business, prospects, financial condition and results of operations.

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

Furthermore, if our products are approved for commercial sale, we will need to work with our existing third-party collaborators to ensure sufficient capacity, or engage additional parties with the capacity, to commercially manufacture our products in accordance with FDA and other regulatory requirements. There can be no assurance that we would be able to successfully establish any such capacity or identify suitable manufacturing partners on acceptable terms.

Item 5.	Other Information

On August 7, 2018, the Company was informed by CPDC, the Company’s sole supplier of CLR 131, that it is subject to an Import Alert 66-40 (the “Import Alert”) by the FDA. While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed the Company on August 8, 2018 that CPDC would not be able to supply CLR 131 to the Company until the Import Alert is lifted or alternative agreements are reached with the FDA. The Company intends to work with CPDC to resolve this issue as soon as practical. As a result of the supply disruption, the Company expects delays in enrollment in its ongoing clinical trials. At this time, the Company is not able to assess the extent of the delays or what impact the supply disruption will have on the Company, but the inability of CPDC to supply CLR 131 on a prolonged basis would result in further delayed patient enrollment in current and planned clinical trials for CLR 131.

Item 6.	Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	July 13, 2018	3.1

3.2	Form of Certificate of Designation of Series C Preferred Stock		S-1/A	July 18, 2018	3.11

4.1	Form of Series E Common Stock Purchase Warrant		S-1/A	July 18, 2018	4.5

4.2	Form of Series C Preferred Stock Certificate		S-1/A	July 18, 2018	4.6

4.3	Form of Warrant Agency Agreement		S-1/A	July 18, 2018	4.7

10.1	Offer Letter between the Company and Brian Posner dated April 1, 2018		8-K	April 4, 2018	10.1

10.2	Form of Underwriting Agreement		S-1/A	July 18, 2018	1.1

10.3	Agreement of Lease between the Company and KBS II 100-200 CAMPUS DRIVE, LLC dated June 4, 2018		S-1/A	July 18, 2018	10.35

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 10, 2018	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

