Form 10-Q
period 2018-09-30
Cellectar Biosciences, Inc.
filed 2018-11-13
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-36598

CELLECTAR BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3321804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Campus Drive

Florham Park, New Jersey 07932

(Address of principal executive offices)

(608) 441-8120

(Registrant’s telephone number, including area code)

3301 Agriculture Drive

Madison, Wisconsin 53716

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 4,757,786 shares of common stock, $0.00001 par value per share, as of November 9, 2018.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1800 series, CLR 1900 series, CLR 2000 series, CLR 2100 series, CLR 2200 series and CLR 12120 series;

•	the status of the disruption in supply of CLR 131 obtained from the Centre for Probe Development and Commercialization;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, rhabdomyosarcoma and Ewing’s sarcoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our consumption of current resources and ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,373,474	$10,006,421
Restricted cash	55,000	55,000
Prepaid expenses and other current assets	685,967	412,173
Total current assets	17,114,441	10,473,594
Fixed assets, net	191,984	244,713
Goodwill	1,675,462	1,675,462
Long-term assets	540,823	465,823
Other assets	18,086	11,872
TOTAL ASSETS	$19,540,796	$12,871,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,571,550	$1,867,758
Derivative liability	86,000	105,050
Capital lease obligations, current portion	3,003	3,036
Deferred rent	—	138,944
Total current liabilities	2,660,553	2,114,788
LONG-TERM LIABILITIES:
Capital lease obligation, less current portion	—	2,213
Total long-term liabilities	—	2,213
TOTAL LIABILITIES	2,660,553	2,117,001
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized;
Series B preferred stock: none and 18 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	995,782
Series C preferred stock: 658 and none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,514,039	—
Common stock, $0.00001 par value; 80,000,000 shares authorized; 4,269,989 and 1,666,144 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	43	16
Additional paid-in capital	107,126,925	94,107,981
Accumulated deficit	(93,760,764)	(84,349,316)
Total stockholders’ equity	16,880,243	10,754,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,540,796	$12,871,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

COSTS AND EXPENSES:
Research and development	$1,995,571	$2,333,058	$5,798,526	$6,365,868
General and administrative	1,091,921	1,150,710	3,647,412	3,146,605
Total costs and expenses	3,087,492	3,483,768	9,445,938	9,512,473

LOSS FROM OPERATIONS	(3,087,492)	(3,483,768)	(9,445,938)	(9,512,473)

OTHER INCOME:
Gain on revaluation of derivative warrants	66,000	9,100	19,050	16,625
Interest income, net	6,558	3,969	15,440	12,297
Total other income, net	72,558	13,069	34,490	28,922
NET LOSS	(3,014,934)	(3,470,699)	(9,411,448)	(9,483,551)
DEEMED DIVIDEND ON PREFERRED STOCK	(2,241,795)	—	(2,241,795)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(5,256,729)	(3,470,699)	(11,653,243)	(9,483,551)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.65)	$(2.58)	$(5.29)	$(7.30)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	3,184,856	1,347,097	2,204,554	1,298,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2016	17	$865,136	1,036,832	$10	$83,461,752	$(70,787,026)	$13,539,872
Exercise of preferred	(17)	(865,136)	113,334	1	865,135	—	—
Exercise of warrants	—	—	195,651	2	2,934,757	—	2,934,759
Stock-based compensation	—	—	—	—	165,674	—	165,674
Net loss	—	—	—	—	—	(2,891,324)	(2,891,324)
BALANCE AT MARCH 31, 2017	—	—	1,345,817	13	87,427,318	(73,678,350)	13,748,981
Exercise of warrants	—	—	400	—	6,000	—	6,000
Stock-based compensation	—	—	—	—	231,086	—	231,086
Net loss	—	—	—	—	—	(3,121,528)	(3,121,528)
BALANCE AT JUNE 30, 2017	—	—	1,346,217	13	87,664,404	(76,799,878)	10,864,539
Exercise of warrants	—	—	1,500	—	22,500	—	22,500
Stock-based compensation	—	—	—	—	176,324	—	176,324
Net loss	—	—	—	—	—	(3,470,699)	(3,470,699)
BALANCE AT SEPTEMBER 30, 2017	—	$—	1,347,717	$13	$87,863,228	$(80,270,577)	$7,592,664

BALANCE AT DECEMBER 31, 2017	18	$995,782	1,666,144	$16	$94,107,981	$(84,349,316)	$10,754,463
Exercise of preferred	(6.5)	(358,765)	34,690	1	358,764	—	—
Stock-based compensation	—	—	—	—	173,438	—	173,438
Vested restricted stock	—	—	9,333	—	—	—	—
Net loss	—	—	—	—	—	(3,475,823)	(3,475,823)
BALANCE AT MARCH 31, 2018	11.5	637,017	1,710,167	17	94,640,183	(87,825,139)	7,452,078
Exercise of preferred	(11.5)	(637,017)	61,594	1	637,016	—	—
Stock-based compensation	—	—	—	—	175,579	—	175,579
Vested restricted stock	—	—	3,333	—	—	—	—
Net loss	—	—	—	—	—	(2,920,691)	(2,920,691)
BALANCE AT JUNE 30, 2018	—	—	1,775,094	18	95,452,778	(90,745,830)	4,706,966
Issuance of common stock, warrants and preferred stock, net of issuance costs	1,114	5,949,301	1,355,000	14	9,075,762	—	15,025,077
Exercise of preferred	(456)	(2,435,262)	1,140,000	11	2,435,251	—	-
Stock-based compensation	—	—	—	—	163,896	—	163,896
Reverse stock split fractional shares	—	—	(105)	—	(762)	—	(762)
Net loss	—	—	—	—	—	(3,014,934)	(3,014,934)
BALANCE AT SEPTEMBER 30, 2018	658	$3,514,039	4,269,989	$43	$107,126,925	$(93,760,764)	$16,880,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net loss	$(9,411,448)	$(9,483,551)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	50,051	294,195
Stock-based compensation expense	512,913	573,084
Gain on revaluation of derivative warrants	(19,050)	(16,625)
Gain on disposal of assets	(40,898)	—
Changes in:
Accounts payable and accrued liabilities	703,792	602,798
Prepaid expenses and other current assets	(273,794)	(160,334)
Other assets and liabilities	(220,158)	(3,801)
Cash used in operating activities	(8,698,592)	(8,194,234)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,425)	(346,703)
Proceeds from sale of fixed assets	45,000	—
Cash provided by (used in) investing activities	43,575	(346,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(86,591)
Proceeds from issuance of common stock, net of underwriting issuance costs	9,075,777	—
Proceeds from issuance of preferred stock, net of underwriting issuance costs	5,949,301	—
Proceeds from exercise of warrants	—	2,963,259
Reverse stock split fractional shares	(762)	—
Change in deferred issuance costs	—	(116,337)
Payments on capital lease obligations	(2,246)	(1,786)
Cash provided by financing activities	15,022,070	2,758,545
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,367,053	(5,782,392)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,061,421	11,499,619
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$16,428,474	$5,717,227
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$364

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

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are the need to obtain additional financing necessary to fund future operations, dependence on key individuals and suppliers, competition from substitute products and larger companies and the successful development and marketing of its products in a highly regulated environment.

The Company believes that it has sufficient liquidity to fund operations through 12 months from the filing of these financial statements, therefore, the accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, its future results of operations and ability to obtain additional capital involve significant risks and uncertainties. The Company has devoted substantially all of its efforts toward research and development and has, during the nine months ended September 30, 2018, generated an operating loss of approximately $9,446,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2018 and consolidated results of its operations for the three months and nine months ended September 30, 2018 and 2017, the consolidated changes in its stockholders’ equity for the nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The results for the nine months ended September 30, 2018 are not necessarily indicative of future results.

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

Reclassifications — Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such classifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at September 30, 2018 and December 31, 2017 consisted of a certificate of deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility.

Goodwill — Goodwill is not amortized but is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a decline in the Company’s stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount. No such event or change in circumstances occurred; therefore, no changes in goodwill were made during the nine months ended September 30, 2018 and 2017.

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

Impairment of Long-Lived Assets — Long-lived assets other than goodwill consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the nine months ended September 30, 2018 and 2017.

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

Derivative Instruments — The Company does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 and 53,306 at September 30, 2018 and December 31, 2017, respectively. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At September 30, 2018 and December 31, 2017, these warrants represented the only outstanding derivative instruments issued or held by the Company.

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

Recent Accounting Pronouncements — In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2017-11 on its results of operations, cash flows and financial position.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
August 2014 Warrants	$—	$86,000	$—	$86,000
Total	$—	$86,000	$—	$86,000

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
February 2013 Public Offering Warrants	$—	$—	$5,050	$5,050
August 2014 Warrants	—	100,000	—	100,000
Total	$—	$100,000	$5,050	$105,050

In order to estimate the value of the February 2013 Public Offering Warrants considered to be derivative instruments, the Company uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, the contractual term of the warrants, future financing requirements and dividend rates. The future financing estimates are based on the Company’s estimates of anticipated cash requirements over the term of the warrants as well as the frequency of required financings based on its assessment of its historical financing trends and anticipated future events. As a result of the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy.

The following table summarizes the modified option-pricing assumptions used:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
Volatility	N/A	76-118%
Risk-free interest rate	N/A	1.03-1.39%
Expected life (years)	N/A	0.14-0.89
Dividend	N/A	0%

The following table summarizes the changes in the fair market value of the Company’s warrants which are classified within the Level 3 fair value hierarchy:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
Beginning balance – Fair value	$5,050	$27,125
(Gain) on derivatives resulting from change in fair value or extinguishment	(5,050)	(22,075)
Ending balance – Fair value	$—	$5,050

In order to estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10-day period with trades that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

July 2018 Public Offering

On July 31, 2018, the Company sold 1,355,000 shares of common stock, 1,114 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) convertible into 2,785,000 shares of common stock and Series E warrants to purchase 4,140,000 shares of common stock. The public offering price of a share of common stock together with a Series E warrant to purchase one share of common stock was $4.00. The public offering price of a share of Series C Preferred Stock, each of which is convertible into 2,500 shares of Common Stock, together with a Series E warrant to purchase 2,500 shares of common stock was $10,000. The Series E warrants have an exercise price of $4.00 per share and are exercisable until July 31, 2023. Gross offering proceeds to the Company were $16.56 million, with net proceeds to the Company of approximately $15.03 million after deducting underwriting discounts and commissions and related offering expenses.

In order to account for the July 2018 public offering, the Company allocated the proceeds to the common stock, the Series C Preferred Stock and the Series E warrants on a relative fair value basis. Then using the effective conversion price of the Series C Preferred Stock, the Company determined that there was a beneficial conversion feature (“BCF”) of $2,241,795. The BCF did not impact total Stockholders’ Equity but is reflected as a deemed dividend in arriving at net loss attributable to common stockholders.

The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and subject to limited exceptions, has no voting rights. As of September 30, 2018, 456 shares of Series C Preferred Stock were converted into 1,140,000 shares of common stock.

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

On or prior to December 31, 2017, 23 shares of Series B Preferred Stock issued in the October 2017 Registered Direct Offering were converted into 122,751 shares of common stock. During the nine months ended September 30, 2018 the remaining 18 shares of Series B Preferred Stock were converted into 96,284 shares of common stock.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2018.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20,2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
October 2015 Offering – Placement Agent	375	$283.00	October 1, 2020
August 2014 Public Offering (1)	50,395	$468.00	August 20, 2019
Total	5,318,747

(1)	These warrants have a certain type of cash settlement feature and they have been accounted for as derivative instruments as described in Note 1, with the exception of 970 warrants issued in August 2014.

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock grants and stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Employee and director stock and stock option grants:
Research and development	$31,409	$46,059	$102,161	$102,780
General and administrative	132,487	130,265	410,752	470,304
Total stock-based compensation	$163,896	$176,324	$512,913	$573,084

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for the nine months ended September 30, 2018 and for the year ended December 31, 2017. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the nine months ended September 30, 2018 and 2017 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	53,165	$73.82
Granted	8,000	$11.70
Expired	(2,204)	$491.43
Forfeited	(2,607)	$19.46
Outstanding at September 30, 2018	56,354	$51.18

Exercisable, September 30, 2018	34,142	$67.13	7.61	$—
Unvested, September 30, 2018	22,212	$26.68	8.57	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no options exercised during 2018. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2018, there was approximately $753,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $170,000, $480,000, $96,000 and $7,000 during 2018, 2019, 2020 and 2021 respectively. The Company’s expense estimates are based upon the expectation that all unvested stock grants and stock options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested stock grants and stock options outstanding at September 30, 2018 was $45.67 and $21.34, respectively.

During the nine months ended September 30, 2018, the Company granted a total of 8,000 options.

Restricted Stock Grants. During 2017, the Company granted 46,000 shares of restricted common stock with a weighted average grant date fair value of $21.00. The shares vest annually over a three year period. As of December 31, 2017, 38,000 shares of restricted common stock were outstanding. There were no restricted stock grants issued during the nine months ended September 30, 2018. A summary of restricted stock activity is as follows:

Outstanding non-vested restricted stock at December 31, 2017	38,000
Granted	—
Vested	(12,666)
Outstanding non-vested restricted stock at September 30, 2018	25,334

5. NOTES PAYABLE

During the three months ended March 31, 2017, the two loans with initial principal amounts totaling $450,000 from the Wisconsin Economic Development Corporation, dated September 15, 2010, were paid in full.

6. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (NOLs), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2018 or 2017 because the Company has experienced losses on a tax basis since inception. Because of the continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock grants, stock options and warrants. Since there is a net loss attributable to common stockholders for the three months and nine months ended September 30, 2018 and 2017, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Nine Months Ended September 30,
	2018	2017
Warrants	5,318,747	872,653
Stock options	56,354	93,456
Non-vested restricted stock	25,334	38,000
Total potentially dilutive shares	5,400,435	1,004,109

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

The Company has agreed to extend its lease payments for its Madison, Wisconsin facility from September 14, 2018 to January 14, 2019. This additional time is needed for the Company to remove certain alterations, additions, and improvements required upon termination of the lease. Since this facility is no longer used by the Company, as of September 30, 2018 the company has recorded a liability of approximately $267,000 needed to meet its remaining obligations under the lease.

Supply of CLR 131 - On August 7, 2018, the Company was informed by Centre for Probe Development and Commercialization (“CPDC”), the Company’s sole supplier of CLR 131, that CPDC is subject to an Import Alert 66-40 (the “Import Alert”) by the United States Food and Drug Administration (“FDA”). While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed the Company on August 8, 2018 that CPDC would not be able to supply CLR 131 to the Company until the Import Alert is lifted or alternative agreements are reached with the FDA. On September 24, 2018 the Company announced that the FDA had initiated direct talks with the Company concerning a possible exemption for CLR 131 from the Import Alert.

On November 8, 2018, the FDA notified the Company that it has completed its initial review concerning a possible exemption for CLR 131 from the Import Alert placed on CPDC. The FDA authorized CPDC to send shipments to the investigator sites participating in the Company’s ongoing hematology focused clinical trials, including our Phase 2 clinical study for relapsed or refractory multiple myeloma and a range of other B-cell malignancies, and its Phase 1 clinical study for relapsed or refractory multiple myeloma. As a result, the Company plans to resume patient enrollment in those clinical studies.

The Company awaits authorization from the FDA for any future shipments in connection with its Phase 1 study of pediatric patients with neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. As a result of the supply disruption, the Company is experiencing delays in patient enrollment for this clinical trial. At this time, the Company is not able to assess the extent of the delays or what impact the supply disruption will have on the Company, but the inability of CPDC to supply CLR 131 for this trial on a prolonged basis would result in further delayed patient enrollment. The Company intends to continue to work with CPDC and the FDA to resolve this issue as soon as practical.

Legal - The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

9. SUBSEQUENT EVENT

On October 12, 2018, option awards were granted to purchase 429,000 shares of the Company’s common stock at an exercise price of $2.61. The grant was divided into definitive grants of 199,950 option awards (“Definitive Grants”) and grants of 229,050 option awards (“Contingent Grants”) contingent upon the approval by the Company’s stockholders of an increase of shares available under the Company’s Amended and Restated 2015 Stock Incentive Plan at the Company’s 2019 annual meeting of stockholders or other special meeting of stockholders called for that purpose.

The grant date for the Definitive and Contingent Grants was effective as of October 12, 2018 and the grants have a ten-year term. The Definitive Grants vest over a seven-month period for grantees who are non-employee members of the Company’s board of directors and vest on the first anniversary of the date of grant for grantees who are employees of the Company.

The Contingent Grants vest immediately upon the aforementioned stockholders’ approval for grantees who are non-employee members of the Company’s board of directors. For grantees who are employees, the Contingent Grants vest over a period of three years from the grant date, vesting in twenty-four equal monthly installments over a 24- month period beginning on the first anniversary of the grant date.

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

Supply of CLR 131

On August 7, 2018, we were informed by Centre for Probe Development and Commercialization (“CPDC”), our sole supplier of CLR 131, that CPDC is subject to an Import Alert 66-40 (the “Import Alert”) by the United States Food and Drug Administration (“FDA”). While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed us on August 8, 2018 that CPDC would not be able to supply CLR 131 to us until the Import Alert is lifted or alternative agreements are reached with the FDA. On September 24, 2018 we announced that the FDA had initiated direct talks with us concerning a possible exemption for CLR 131 from the Import Alert.

On November 8, 2018, the FDA notified us that it has completed its initial review concerning a possible exemption for CLR 131 from the Import Alert placed on CPDC. The FDA authorized CPDC to send shipments to the investigator sites participating in our ongoing hematology focused clinical trials, including our Phase 2 clinical study for relapsed or refractory multiple myeloma and a range of other B-cell malignancies, and our Phase 1 clinical study for relapsed or refractory multiple myeloma. As a result, we plan to resume patient enrollment in those clinical studies.

We await authorization from the FDA for any future shipments in connection with our Phase 1 study of pediatric patients with neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. As a result of the supply disruption, we are experiencing delays in patient enrollment for this clinical trial. At this time, we are not able to assess the extent of the delays or what impact the supply disruption will have on us, but the inability of CPDC to supply CLR 131 for this trial on a prolonged basis would result in further delayed patient enrollment. We intend to continue to work with CPDC and the FDA to resolve this issue as soon as practical.

CLR 131 and PDC Platform

Our lead PDC candidate, CLR 131, provides targeted delivery of the cytotoxic (cell-killing) radioisotope iodine 131. CLR 131 is in a Phase 2 study in relapsed or refractory (“R/R”) multiple myeloma (“R/RMM”) and a range of other B-cell malignancies, and a Phase 1 clinical study for R/RMM. We plan to initiate a Phase 1 study for pediatric solid tumors and lymphomas and are planning a second Phase 1 study of CLR 131 in combination with external beam radiation for head and neck cancer (“HNC”) at the University of Wisconsin Madison. Our pipeline also includes a PDC chemotherapeutic program in drug discovery, CLR 1900. CLR 1900 is being targeted for solid tumors with a payload that inhibits mitosis (cell division), which is a validated pathway for cell apoptosis.

We have leveraged our PDC platform to establish five active collaborations featuring five unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, the primary tumor, or a metastatic tumor and cancer stem cells. Our PDC platform takes advantage of a metabolic pathway utilized by all currently identified tumor cell types in all currently identified stages of the tumor “cycle.” This allows the PDC molecules to gain access to the intracellular compartment of the tumor cells and for the PDCs to continue to accumulate over time, which enhances drug efficacy. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Specific cell surface epitopes are limited in number on the cell surface, undergo internalization and cycling upon binding, and are not present on all tumor cells of a particular cancer type. This means a subpopulation of tumor cells will always remain. In addition to the benefits provided by the mechanism of entry, we believe PDCs offer the potential advantage of having the ability to be conjugated to molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

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

We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. We believe our iterative process allows us to systematically produce multiple generations of incrementally improved targeted drug candidates.

Clinical Pipeline

CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 2 and Phase 1 clinical studies. The Investigational New Drug (“IND”) application was accepted by the FDA in March 2014. The Phase 2 study is evaluating CLR 131 as a potential therapy for R/RMM and was initiated in November of 2017. The primary goal of the study is to assess the compound’s efficacy in a broad range of hematologic cancers. The Phase 1 study is designed to assess the compound’s safety and tolerability in patients with R/RMM and was initiated in April 2015. This clinical study is a standard three-by-three dose escalation safety study. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. This cancer type was selected for clinical, regulatory and commercial rationales, including multiple myeloma’s highly radiosensitive nature and continued unmet medical need in the relapse/refractory setting, and has been determined to be a rare disease by the FDA based upon the current definition within the Orphan Drug Act. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (“FLC”), progression free survival (“PFS”) and overall survival (“OS”).

In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. In 2018, the FDA granted orphan drug and rare pediatric disease designations for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The FDA previously accepted our IND application for a Phase 1 open-label, dose-escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. We plan to initiate this Phase 1 study.

Phase 2 Study in Patients with R/R select B-Cell Malignancies

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/RMM and other niche hematologic malignancies with unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma and Diffuse Large B-Cell Lymphoma (“DLBCL”). The study is being conducted in approximately 10 top U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response, with additional endpoints of PFS, median OS and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later. Based on the performance results from Cohort 5 of our Phase 1 study in patients with R/RMM, reviewed below, we intend to modify the dosing regimen of this trial to a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8.

In July 2018, we announced that after a single 25mCi/m2 IV administration of CLR 131, patients with relapsed/refractory aggressive DLBCL were assessed for response. These interim data show a 33% overall response rate (ORR) and a 50% clinical benefit response (CBR). In addition, the observed responses to date show overall tumor reduction ranged from 60% to greater than 90%. As a result of these favorable outcomes, we have expanded this cohort to include up to 30 additional patients. We also announced that a patient in the lymphoplasmacytic lymphoma (LPL) arm with advanced Waldenstrom macroglobulinema showed a 94% reduction in tumor burden and complete resolution in four of five targeted masses after two doses of CLR 131 separated by 123 days.

Phase 1 Study in Patients with R/R Multiple Myeloma

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 trial in adult patients with R/RMM following treatment with both a proteasome inhibitor and an immunomodulatory agent. All patients have been heavily pretreated with an average of 5 prior lines of therapy. To date, four single dose cohorts have been examined: 12.5 mCi/m2, 18.75 mCi/m2, 25 mCi/m2, and 31.25 mCi/m2, all in combination with 40 mg dexamethasone weekly. An independent Data Monitoring Committee has deemed all four single dose levels safe and tolerable. Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients that have been admitted to the second cohort, four achieved stable disease and one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for Cohort 4 results, showing that a single 30-minute infusion of 31.25mCi/m2 of CLR 131 was safe and well tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (“PR”). We are monitoring response rates via surrogate markers of efficacy including M protein and FLC. The International Myeloma Working Group defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. We have recently converted the Phase 1a clinical data (single CLR 131 dose) to pooled data for presentation of the total performance of the results to date. This is beneficial as it is a compilation of all the data and results in an N of 15, which gives the data more weight and a sense of maturity compared to reporting on individual cohorts with an N of 3-4 in each. As of October 2, 2018, the preliminary pooled OS data from the first four cohorts was 19.4 months.

Based on the safety observed to date as well as various efficacy signals, including reductions in M protein and FLC and a pooled median OS that has not yet been reached, the study protocol was modified for cohort 5 to introduce a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8 to further determine the optimal dose-range for CLR 131. Results from Cohort 5 indicate enhanced tolerability and safety in comparison to Cohort 4 despite an 18% increase in total average dose from 55.29 mCi to 65.15 mCi of CLR 131. Patients in Cohort 5 required less supportive care such as transfusions of platelets or packed red blood cells than seen in previous cohorts. Furthermore, a review of surrogate efficacy markers demonstrated that patients in Cohort 5 monitored by M-protein showed a nearly 50% further reduction in M-Protein than seen in Cohort 4. Based on the results and an independent Data Monitoring Committee recommendation, the company plans to initiate a sixth cohort using a fractionated two dose regimen of 18.75 mCi/m2 administered one week apart.

Phase 1 Study in R/R Pediatric Patients with Select Solid Tumors, Lymphomas and Malignant Brain Tumors.

On December 14, 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 clinical trial of CLR 131 is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin's lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. Over the period of time from March 2018 to September 2018, the FDA granted orphan drug designation and rare pediatric disease designations for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and pediatric osteosarcoma. We plan to initiate this Phase 1 study at 3-5 pediatric cancer centers across the US.

Phase 1 Study in R/R Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers will test CLR 131 in various animal HNC models as well as initiating the first human clinical trial combining CLR 131 and external beam radiation in patients with recurrent HNC. The UWCCC is currently anticipated to initiate this clinical trial in the second half of 2019.

Preclinical Pipeline

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

•

CLR 12120 Series is a collaborative PDC program with Orano Med for the development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to Cellectar’s phosolipid ether (PLE); the companies intend to evaluate the new PDCs in up to three oncology indications.

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

Three Months Ended September 30, 2018 and 2017

Research and Development. Research and development expense for the three months ended September 30, 2018 was approximately $1,996,000 compared to approximately $2,333,000 for the three months ended September 30, 2017.

The following table is a comparison summary of research and development costs for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,
	2018	2017	Variance

Clinical project costs	$415,000	$598,000	$(183,000)
Manufacturing and related costs	164,000	691,000	(527,000)
Pre-clinical project costs	437,000	311,000	126,000
General research and development costs	980,000	733,000	247,000
	$1,996,000	$2,333,000	$(337,000)

The overall decrease in research and development expense of $337,000, or 14%, was primarily a result of a decrease in clinical project costs because of increased NCI contract reimbursements. Manufacturing and related costs decreased as a result of the Import Alert to CPDC by the FDA creating a supply interruption of CLR 131 during the months of August and September 2018. Pre-clinical studies increased because of additional expenditures for outsourced services. The increase in general research and development costs was primarily a result of the recording of a charge of approximately $267,000 in connection with the decommissioning of our manufacturing facility.

General and Administrative. General and administrative expense for the three months ended September 30, 2018 was approximately $1,092,000, compared to approximately $1,151,000 in the three months ended September 30, 2017. The $59,000 or 5% decrease resulted from a decrease in legal fees of $207,000 offset by an increase of $74,000 in personnel related costs and an increase of $81,000 in purchased services

Nine Months Ended September 30, 2018 and 2017

Research and Development. Research and development expense for the nine months ended September 30, 2018 was approximately $5,799,000 compared to approximately $6,366,000 for the nine months ended September 30, 2017.

The following table is a comparison summary of research and development costs for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018	2017	Variance

Clinical project costs	$999,000	$1,338,000	$(339,000)
Manufacturing and related costs	1,214,000	1,150,000	64,000
Pre-clinical project costs	1,453,000	531,000	922,000
General research and development costs	2,133,000	3,347,000	(1,214,000)
	$5,799,000	$6,366,000	$(567,000)

The overall decrease in research and development expense of approximately $567,000, or 9%, was due primarily to a decrease in general research and development which consists primarily of research and development personnel and related costs. Pre-clinical project costs increased due to additional expenditures for outsourced services and clinical project costs decreased as a result of increased NCI contract reimbursements which are recorded as an offset against expense.

General and Administrative. General and administrative expense for the nine months ended September 30, 2018 was approximately $3,647,000, compared to approximately $3,147,000 in the nine months ended September 30, 2017. The increase of approximately $500,000, or 16%, was due to an increase of approximately $311,000 in purchased services, primarily consulting, accounting and investor relations and an increase of approximately $138,000 in personnel related costs. In connection with the decision to outsource our manufacturing, we incurred approximately $81,000 of one-time personnel related costs in the nine months ended September 30, 2018.

Our combined research and development and general and administrative headcount decreased from 15 at December 31, 2017 to 7 at September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of approximately $16,373,000 compared to $10,006,000 as of December 31, 2017. This increase was due to the approximately $15,000,000 of net proceeds received in connection with the July 2018 public offering. Cash used in operating activities was approximately $8,699,000 during the nine months ended September 30, 2018. Net cash used in operating activities during the nine months ended September 30, 2017 was approximately $8,194,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of September 30, 2018, we had an accumulated deficit of approximately $93,761,000.

We believe our cash on hand is adequate to fund operations into first quarter of 2020. However, our future results of operations involve significant risks and uncertainties.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2018, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have engaged CPDC, which has been a validated Current Good Manufacturing Practices (“cGMPs”) manufacturing organization specializing in radiopharmaceuticals, as our exclusive source to supply drug product for our ongoing research and clinical trials, including our Phase 1 and Phase 2 studies of CLR 131. On August 7, 2018, we were notified by CPDC, our sole supplier of CLR 131, that it is subject to an Import Alert 66-40 (the “Import Alert”) by the FDA. While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed us on August 8, 2018 that CPDC would not be able to supply CLR 131 to us until the Import Alert is lifted or alternative agreements are reached with the FDA. On September 24, 2018, we announced that the FDA had initiated direct talks with us concerning a possible exemption for CLR 131 from the Import Alert. On November 8, 2018, the FDA notified us that it has completed its initial review concerning a possible exemption for CLR 131 from the Import Alert placed on CPDC. The FDA authorized CPDC to send shipments to the investigator sites participating in our ongoing hematology focused clinical trials, including our Phase 2 clinical study for relapsed or refractory multiple myeloma and a range of other B-cell malignancies, and our Phase 1 clinical study for relapsed or refractory multiple myeloma. As a result, we plan to resume patient enrollment in those clinical studies.

We continue to await authorization from the FDA for any future shipments in connection with our Phase 1 study of pediatric patients with neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. As a result of the supply disruption, we are experiencing delays in enrollment in this clinical trial. At this time, we are not able to assess the extent of the delays or what impact the supply disruption will have on us, but the inability of CPDC to supply CLR 131 for this trial on a prolonged basis would result in further delayed patient enrollment. We intend to continue to work with CPDC and the FDA to resolve this issue as soon as practical.

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

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation		8-K	July 13, 2018	3.1
3.2	Form of Certificate of Designation of Series C Preferred Stock		S-1/A	July 18, 2018	3.11
4.1	Form of Series E Common Stock Purchase Warrant		S-1/A	July 18, 2018	4.5
4.2	Form of Series C Preferred Stock Certificate		S-1/A	July 18, 2018	4.6
4.3	Form of Warrant Agency Agreement		S-1/A	July 18, 2018	4.7
10.1	Form of Underwriting Agreement		S-1/A	July 18, 2018	1.1
10.2	Agreement of Lease between the Company and KBS II 100-200 CAMPUS DRIVE, LLC dated June 4, 2018		S-1/A	July 18, 2018	10.35
10.3*	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	X
10.4*	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	X
10.5*	Employment Agreement between the Company and Brian Posner dated November 9, 2018**	X
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 13, 2018	By:	/s/ James Caruso
James Caruso
President and Chief Executive Officer

