Form 10-Q
period 2019-03-31
Cellectar Biosciences, Inc.
filed 2019-05-06
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-36598

CELLECTAR BIOSCIENCES, INC.

( Exact name of registrant as specified in its charter )

DELAWARE	04-3321804
( State or other jurisdiction of incorporation or organization )	( IRS Employer Identification No. )

100 Campus Drive

Florham Park, New Jersey 07932

( Address of principal executive offices )

(608) 441-8120

( Registrant’s telephone number, including area code )

( Former name, former address and former fiscal year, if changed since last report )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 Warrant to purchase common stock, expiring August 20, 2019 Warrant to purchase common stock, expiring April 20, 2021	CLRB CLRBW CLRBZ	NASDAQ Capital Market NASDAQ Capital Market NASDAQ Capital Market

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,315,209 shares of common stock, $0.00001 par value per share, as of May 1, 2019.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for phospholipid radiotherapeutic conjugate (“PRC”) CLR 131 and our phospholipid drug conjugate (“PDC™” or “PDC”);

•	the resolution of the disruption in supply of CLR 131 related to the Centre for Probe Development and Commercialization;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma and Ewing’s sarcoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our consumption of current resources and ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

In some cases, you can identify forward-looking statements by terminology such as “expects”, “anticipates”, “intends”, “estimates”, “plans”, “believes”, “seeks”, “may”, “should”, “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,488,288	$13,255,616
Restricted cash	—	55,000
Prepaid expenses and other current assets	604,650	641,218
Total current assets	11,092,938	13,951,834
Fixed assets, net	516,847	543,339
Right-of-use asset, net	392,122	—
Long-term assets	540,823	540,823
Other assets	6,214	18,086
TOTAL ASSETS	$12,548,944	$15,054,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,055,074	$1,543,819
Derivative liability	47,000	43,000
Capital lease obligations, current portion	1,402	2,213
Deferred rent	—	33,090
Lease liability	96,287	—
Total current liabilities	2,199,763	1,622,122
LONG-TERM LIABILITIES:
Deferred rent, less current portion	—	170,999
Lease liability	502,207	—
Total long-term liabilities	502,207	170,999
TOTAL LIABILITIES	2,701,970	1,793,121
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Series C preferred stock: 335 and 473 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,789,062	2,526,049
Common stock, $0.00001 par value; 80,000,000 shares authorized; 5,086,709 and 4,732,387 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	51	47
Additional paid-in capital	109,267,845	108,323,208
Accumulated deficit	(101,209,984)	(97,588,343)
Total stockholders’ equity	9,846,974	13,260,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,548,944	$15,054,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

COSTS AND EXPENSES:
Research and development	$2,308,397	$2,124,060
General and administrative	1,321,415	1,329,467
Total costs and expenses	3,629,812	3,453,527

LOSS FROM OPERATIONS	(3,629,812)	(3,453,527)

OTHER INCOME (EXPENSE):
Loss on revaluation of derivative warrants	(4,000)	(26,950)
Interest income, net	12,171	4,654
Total other income (expense), net	8,171	(22,296)
NET LOSS	$(3,621,641)	$(3,475,823)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.76)	$(2.07)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	4,773,500	1,680,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2017	18	$995,782	1,666,144	$16	$94,107,981	$(84,349,316)	$10,754,463
Stock-based compensation	—	—	—	—	173,438	—	173,438
Vested restricted stock	—	—	9,333	—	—	—	—
Conversion of preferred shares into common shares	(6.5)	(358,765)	34,690	1	358,764	—	—
Net loss	—	—	—	—	—	(3,475,823)	(3,475,823)
BALANCE AT MARCH 31, 2018	11.5	$637,017	1,710,167	$17	$94,640,183	$(87,825,139)	$7,452,078

BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260,961
Stock-based compensation	—	—	—	—	207,654	—	207,654
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(12)	—	—	—	—
Conversion of preferred shares into common shares	(138)	(736,987)	345,000	4	736,983	—	—
Net loss	—	—	—	—	—	(3,621,641)	(3,621,641)
BALANCE AT MARCH 31, 2019	335	$1,789,062	5,086,709	$51	$109,267,845	$(101,209,984)	$9,846,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,621,641)	$(3,475,823)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	32,733	17,301
Stock-based compensation expense	207,654	173,438
Noncash lease expense	13,281
Loss on revaluation of derivative warrants	4,000	26,950
Changes in:
Accounts payable and accrued liabilities	511,256	16,025
Lease liability	(10,998)	—
Prepaid expenses and other current assets	36,568	107,984
Other assets and liabilities	11,872	(49,980)
Cash used in operating activities	(2,815,275)	(3,184,105)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(6,242)	(1,425)
Cash used in investing activities	(6,242)	(1,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(811)	(728)
Cash (used in) provided by financing activities	(811)	(728)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,822,328)	(3,186,258)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,310,616	10,061,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,488,288	$6,875,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$880	$—
Obtaining a right-of-use asset in exchange for a lease liability	$405,000	$—
Lease liability established through right-of-use asset	$609,000	$—

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $101,210,000 at March 31, 2019. The Company has devoted substantially all its efforts toward research and development and has, during the three months ended March 31, 2019, generated an operating loss of approximately $3,630,000. The Company expects that it will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash balance at March 31, 2019 is adequate to fund operations at budgeted levels into first quarter 2020. The Company’s ability to execute its operating plan beyond first quarter 2020 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2019, the Condensed Consolidated Statements of Operations and the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2019 and consolidated results of its operations, stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 26, 2019.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications — Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such classifications did not have an overall material effect on the Company’s financial condition or statement of operations as previously reported.

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted Cash at December 31, 2018 consisted of a Certificate of Deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility. As of March 31, 2019, the Company had fulfilled the remaining obligations under its lease thereby facilitating the release of all restrictions against the cash.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived Fixed Asset impairment charges recorded during the three months ended March 31, 2019 or year ended December 31, 2018.

Right-of-Use Asset and Lease Liabilities — In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize Right-Of-Use (“ROU”) Asset and Lease Liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Leases below for additional details.

Impairment of Long-Lived Assets — Long-lived assets consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the three months ended March 31, 2019 and 2018.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for grants issued in 2019 and 2018 ranged from seven months to three years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of FASB ASC Topic 505, Equity. As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature. The carrying value of long-term obligations, including the current portion, approximates fair value because the fixed interest rate approximates current market rates of interest available in the market.

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 at March 31, 2019 and December 31, 2018, respectively. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2019 and December 31, 2018, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2019 and December 31, 2018 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2019, and December 31, 2018, uninsured cash balances totaled approximately $10,000,000 and $12,800,000, respectfully.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize Right-Of-Use Asset and Lease Liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting remains largely unchanged except for changes in the definition and classification of leases. ASU 2016-02 allows a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The FASB also proposed a transition method to allow entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Because of the immaterial financial impact, the Company will not apply ASC 842 to leases that individually have total lease payments of less than $100,000 over their life of service to the Company.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. See Note 8 for additional details. The Company elected to apply the practical expedients in ASC 842-10-65-1 (f) and (gg) and therefore:

1.	did not reassess expired contracts for presence of lease components therein and if it was already concluded that such contracts had lease components then the classification of the respective lease components therein was not re-assessed.
2.	did not re-assess initial direct costs for any existing leases.
3.	will not separate the lease and non-lease components.
4.	will continue applying its current policy for accounting for land easements that existed as of, or expired before effective date.

The adoption of ASC 842 did not have a material net impact on the Company’s Condensed Consolidated Statements of Operations as of the effective date. The following table approximates the impact that the adoption of ASC 842 had to the Company’s March 31, 2019 Condensed Consolidated Balance Sheet as impacted by landlord provided incentives and the present value of future cash flows calculation against both the asset and liability:

	Balance without adoption of ASC 842	Adjustment as of January 1, 2019	As reported balance as of March 31, 2019
Lease incentive liability	($176,000)	$176,000	$ -
Deferred rent	($ 28,000)	$ 28,000	$ -
Right-of-use asset (net)	$ -	$405,000	$392,000
Lease liability	$ -	($609,000)	($598,000)

Recent Accounting Pronouncements - In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company believes that its adoption of ASU 2017-11 has not had a material impact on its results of operations, cash flows and financial position.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
August 2014 Warrants	$—	$47,000	$—	$47,000
Total	$—	$47,000	$—	$47,000

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
August 2014 Warrants	$—	$43,000	$—	$43,000
Total	$—	$43,000	$—	$43,000

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

In order to account for the July 2018 public offering, the Company allocated the proceeds to the common stock, the Series C Preferred Stock and the Series E warrants on a relative fair value basis. Then using the effective conversion price of the Series C Preferred Stock, the Company determined that there was a beneficial conversion feature (“BCF”) of $2,241,795. The BCF did not impact total Stockholders’ Equity but was reflected as a deemed dividend in arriving at net loss attributable to common stockholders in July 2018.

The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and subject to limited exceptions, has no voting rights. For the three and twelve months ended March 31, 2019 and December 31, 2018, 138 and 641 shares of Series C Preferred Stock were converted into 345,000 and 1,602,500 shares of common stock, respectively.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2019.

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

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the three-month periods ended March 31, 2019 and 2018 there were no option grants issued. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2019	2018

Employee and director stock option grants:
Research and development	$27,120	$34,127
General and administrative	180,534	139,311
Total stock-based compensation	$207,654	$173,438

On October 12, 2018, we granted 167,430, net of forfeitures contingent non-statutory stock option awards at an exercise price of $2.61 per share to our current non-employee directors and our employees, and on January 17, 2019, we granted 118,750, net of forfeitures contingent non-statutory stock option awards at an exercise price of $1.99 per share to our current employees. Each of these grants is contingent on approval of the amendment to the 2015 Stock Incentive Plan that is to be voted upon by stockholders at the Annual Meeting of Stockholders to be held on June 13, 2019. Until such time that the contingent non-statutory stock option awards are approved by stockholders, no expense will be accrued by the Company.

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, for the three months ended March 31, 2019 and for the year ended December 31, 2018. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the three months ended March 31, 2019 and 2018 were equal to the market value of the Company’s common stock on the date of grant. There were no stock option grants during the three months ended March 31, 2019.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	232,343	$14.37		$
Granted	—	$—
Expired	—	$—
Forfeited	(33,559)	$4.78
Outstanding at March 31, 2019	198,784	$15.99

Exercisable, March 31, 2019	63,512	$38.94	8.00		$—
Unvested, March 31, 2019	135,272	$5.22	9.45		$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2019, there was approximately $425,713 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $367,853, $54,689, and $3,171 during 2019, 2020 and 2021, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2019 was $31.74 and $4.12, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vest annually over a three year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2018	18,668	$21.00	$392,000
Granted	—	$—	$—
Vested	(9,334)	$21.00	$(196,000)
Forfeited	—	$—	$—
Outstanding at March 31, 2019	9,334	$21.00	$196,000

 5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (“NOLs”) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2019 or 2018 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended March 31, 2019 is computed by dividing net income/(loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, non-vested restricted stock, preferred shares convertible into common stock and warrants. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2019, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2019	2018
Warrants	5,318,747	1,178,747
Preferred shares as convertible into common stock	837,500	61,594
Stock options	198,784	50,939
Non-vested restricted stock	9,334	28,666
Total potentially dilutive shares	6,364,365	1,319,946

7. COMMITMENTS AND CONTINGENCIES

Real Property Leases

Florham Park, New Jersey

On June 4, 2018, the Company entered in an Agreement of Lease for 3,893 square feet for its new corporate headquarters in Florham Park, New Jersey. The lease commencement date was October 2018 and terminates in February 2024. The Company has an option to extend the term of the lease for one additional 60-month period.

Under the terms of the lease, the Company paid a security deposit of $75,000 and the aggregate rent due over the term of the lease is approximately $828,000, which will be reduced to approximately $783,000 after certain rent abatements. The Company is required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After certain rent abatements the rent is approximately $12,500 per month for the first year and then escalates thereafter by 2% per year for the duration of the term.

Madison, Wisconsin

This space was vacated in 2018 as a result of our decision to outsource our manufacturing. The company additionally extended the lease on a month by month basis through February 6, 2019 to accommodate certain alterations required under the lease agreement. As of March 31, 2019, the Company has fulfilled the remaining obligations under the lease, which facilitated the release of the Certificate of Deposit of $55,000 required under the Company’s lease agreement for the facility.

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

Supply of CLR 131

On March 19, 2019, the Company announced that the U. S. Food and Drug Administration (“FDA”) had granted an exemption to the Import Alert 66-40 (“Import Alert”) placed on Centre for Probe Development and Commercialization (“CPDC”) for the use of CLR 131 in connection with the Company’s pediatric Investigational New Drug Application (“IND”). As previously announced on November 12, 2018, the FDA had granted an exemption to the CPDC Import Alert for our hematology IND. This exemption allows the Company to enroll patients in all of its ongoing and planned clinical trials. CLR 131 is no longer subject to the CPDC’s Import Alert for any of the Company’s existing INDs.

On August 7, 2018, the Company was informed by CPDC, our sole supplier of CLR 131, that CPDC was subject to the Import Alert by the FDA. While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed the Company on August 8, 2018 that CPDC would not be able to supply CLR 131 to it until the Import Alert is lifted or alternative agreements are reached with the FDA.

8. LEASES

Operating Lease Liability

In June 2018, the Company executed an agreement for office space in the Borough of Florham Park, Morris County, New Jersey to be used as its headquarters (“HQ Lease”). The HQ Lease commenced upon completion of certain improvements in October 2018 and terminates in February 2024 with an option to extend the term of the lease for one additional 60-month period. During 2018, the landlord made certain improvements to the facility. As of December 31, 2018, the Company recorded a deferred lease liability of approximately $176,000 for the improvements funded by the landlord in deferred rent current and deferred rent, long-term on the consolidated balance sheet for which we amortized the deferred liability as a reduction to rent expense in the consolidated statement of operations over the term of the lease.

For fiscal year 2018, rent expense was recognized on a straight-line basis and accordingly the difference between the recorded rent expense and the actual cash payments had been recorded as deferred rent current and deferred rent, long-term of each balance sheet date on the consolidated balance sheet. As of December 31, 2018, the Lease Liability was measured at the present value of the lease payments to be made over the lease term. Lease payments comprise of fixed and variable payments to be made by the Company to the Lessor during the lease term minus any incentives or rebates or abatements receivable by the Company from the Lessor or owner. Payments for non-lease components did not form part of lease payments. The lease term calculation included renewal options only in the case if these options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty. As there are no such significant economic penalties in the HQ Lease and renewal cannot be reasonably assured, the valuation of the HQ Lease does not include any renewal options. The Company has not entered into any leases with related parties.

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $392,000 and ($598,000), respectively, as of March 31, 2019 and rental expense for the three months ended March 31, 2019 is approximately $28,000.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019 and elected to apply the practical expedients in ASC 842-10-65-1 (f) and (gg) to the HQ Lease. The Company accounts for short-term leases (i.e., lease term of 12 months or less) by making the short-term lease policy election and will not apply the recognition and measurement requirements of ASC 842. As a result of the immaterial financial impact, the Company will not apply ASC 842’s extensive calculation and reporting requirement against the leases that individually have total lease payments of less than $100,000 over their life of service to the Company. The adoption of ASC 842 did not have a material net impact on the Company’s Condensed Consolidated Statements of Operations as of the effective date. See Note 1 for additional details.

Discount Rate

The Company has determined the interest rate implicit in the lease considering factors such as Company’s credit rating, barrowing terms offered by the U.S. Small Business Administration, amount of lease payments, quality of collateral and alignment of the borrowing term and lease term. The Company considers 10% per annum as reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities.

Maturity Analysis of Short-Term and Operating Leases

The following table presents future minimum lease payments, excluding reimbursements under noncancelable operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

Years ending December 31,
2019	$138,619
2020	152,626
2021	155,403
2022	158,235
2023	161,123
2024 and thereafter	13,610
Total	$779,616

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2019:

Reminder of 2019	$133,000
Years ending December 31,
2020	156,000
2021	159,000
2022	161,000
2023	161,000
2024 and thereafter	13,000
Total undiscounted lease payments	$783,000

9. SUBSEQUENT EVENT

On April 15, 2019, we entered into Amended and Restated Employment Agreements with James V. Caruso, our President and Chief Executive Officer, and Jarrod Longcor, our Chief Business Officer. The agreements are consistent with the existing arrangements with the officers except as described in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which was filed on April 29, 2019, and detailed in the Form 8-K which was filed on April 19, 2019.

On April 26, 2019, we were made aware that a Stockholder of 85 shares of our Preferred Stock had converted them into 212,500 shares of Common Stock at the standard conversion rate of 1 to 2,500 shares.

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

Our lead PDC candidate, CLR 131, provides targeted delivery of the cytotoxic (cell-killing) radioisotope iodine 131. CLR 131 is in a Phase 2 clinical study in relapsed or refractory (R/R) multiple myeloma (MM), diffuse large B-cell lymphoma (DLBCL), Waldenstrom’s macroglobulinemia (LPL), mantle-cell lymphoma (MCL), marginal zone lymphoma (MZL) and chronic lymphoblastic lymphoma (CLL), and Phase 1 clinical study for R/R MM. Additionally, we have initiated a Phase 1 clinical study evaluating the following relapsed or refractory pediatric indications; brain tumors, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma, and several lymphomas.

In order to preserve financial resources, we have focused our proprietary early stage research efforts on projects that we believe can provide the greatest near-term value. Our pipeline includes a PDC chemotherapeutic program in drug discovery, CLR 1900. CLR 1900 is being targeted for solid tumors with a payload that inhibits mitosis (cell division) which is a validated pathway for treating cancers.

We have leveraged our PDC platform to establish four collaborations featuring five unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, the primary tumor, or a metastatic tumor and cancer stem cells. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor “cycle.” Tumor cells modify regions on the cell surface as a result of the utilization of this metabolic pathway, our PDCs bind to these regions and directly enter the intracellular compartment. This allows the PDC molecules to accumulate over time, which enhances drug efficacy, and to avoid the specialized highly acidic cellular compartment known as lysosomes, which allows the PDC to deliver molecules that previously could not be delivered. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are expressed in limited in the total numbers on the cell surface, have longer cycling time from internalization to being present on the cell surface again upon binding and are not present on all tumor cells of a particular cancer type. This means a subpopulation of tumor cells will always exist that be non-targetable by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the potential advantage of having the ability to be conjugated to molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

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

Supply of CLR 131

On March 19, 2019, the Company announced that the FDA had granted an exemption to the Import Alert placed on CPDC for the use of CLR 131 in connection with the Company’s pediatric IND. As previously announced, on November 12, 2018, the FDA had granted an exemption to the CPDC Import Alert for our hematology IND. This exemption allows the Company to enroll patients in all of its ongoing and planned clinical trials. On August 7, 2018, the Company was informed by CPDC, our sole supplier of CLR 131, that CPDC was subject to an Import Alert by the FDA. While the basis for the Import Alert was not related to CLR 131, or CPDC’s production facility associated with CLR 131, CPDC informed the Company on August 8, 2018 that CPDC would not be able to supply CLR 131 to it until the Import Alert is lifted or alternative agreements are reached with the FDA.

CLR 131 is no longer subject to the CPDC’s Import Alert 66-40 for any of the Company’s existing INDs.

Clinical Pipeline

CLR 131 is a small-molecule, cancer-targeting radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. CLR 131 is our lead therapeutic PDC product candidate and is currently being evaluated in both Phase 2 and Phase 1 clinical studies. The initial IND application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. Initiated in March 2017, the primary goal of the Phase 2 study is to assess the compound’s efficacy in a broad range of hematologic cancers. The Phase 1 study is designed to assess the compound’s safety and tolerability in patients with R/R MM (to determine maximum tolerated dose) and was initiated in April 2015. The FDA previously accepted our IND application for a Phase 1 open-label, dose-escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. This study was initiated during the first quarter of 2019. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the relapse/refractory setting, and have been determined to be rare diseases by the FDA based upon the current definition within the Orphan Drug Act.

In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. In 2018, the FDA granted orphan drug and rare pediatric disease designations for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The FDA will award priority review vouchers to sponsors of rare pediatric disease products that meet the specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” can receive a priority review voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, these priority review vouchers can be exchanged or sold to other companies for them to use the voucher.

Phase 2 Study in Patients with R/R select B-Cell Malignancies

On February 25, 2019 we announced positive top-line results from our ongoing Phase 2 clinical study of CLR 131. CLR 131 has demonstrated activity in at least three different hematologic malignancies. In the relapse refractory multiple myeloma cohort of this Phase 2 study, patients were administered one 30-minute infusion of 25mCi/m2 and low dose dexamethasone (40mg weekly for up to 12 weeks). CLR 131 achieved a 30% overall response rate in the first 10 evaluable patients. Overall response rate means patients achieved a partial response or better. One patient had a very good partial response (a 90% or greater decrease in a surrogate marker) and two had partial responses (a 50% to 89% decrease in a surrogate marker) as defined by the International Myeloma Working Group. The patients in this cohort average six prior lines of systemic therapy. All patients in the multiple myeloma cohort achieved a minimum of stable disease. As a result of these outcomes, we have expanded this cohort to include up to 30 additional patients. Historically, patients receiving 4th line chemotherapy treatment have shown a 15% response rate, and patients receiving 5th line chemotherapy have shown an 8% response rate, whether dosed as mono-therapy or in combination. The multiple myeloma average treatment response rates (RR) provided by line of therapy were obtained through Decision Resource Group, a global information and technology vendor specializing in healthcare data analysis utilizing over 12.5 billion U.S. insurance claims and 90 million electronic medical records.

Based upon Phase 1 data, the dosing of CLR 131 in this study was recently modified to a fractionated dose of 15.625mCi/m2 on days 1 and 8 which is approximately 25% more drug than the 25mCi/m2 single infusion.

In July 2018, we announced that after a single 25mCi/m2 IV administration of CLR 131, patients with relapsed/refractory aggressive DLBCL were assessed for response. These interim data showed a 33% ORR and a 50% CBR. In addition, the observed responses to date show overall tumor reduction ranged from 60% to greater than 90%. As a result of these favorable outcomes, we have expanded this cohort to include up to 30 additional patients. We also announced that a patient in the lymphoplasmacytic lymphoma (LPL) or Waldenstrom’s macroglobulinemia arm showed a greater than 90% reduction in tumor burden and complete resolution in four of five masses with the fifth tumor being reduced by over 90% of its initial tumor volume after two doses of CLR 131 separated by 123 days. Efficacy for all lymphoma patients will be determined according to Lugano criteria. Cellectar continues to dose patients at higher fractionated doses, and the Company intends to announce further data from additional cohorts later this year.

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/R MM and other hematologic malignancies with unmet clinical need. These hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma and Diffuse Large B-Cell Lymphoma (“DLBCL”). The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response (CBR), with additional endpoints of Overall Response Rate (ORR), PFS, median OS and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later. Based on the performance results from cohort 5 of our Phase 1 study in patients with R/R MM, reviewed below, we have modified the dosing regimen of this study to a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8.

Phase 1 Study in Patients with R/R Multiple Myeloma

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 study in adult patients with R/R MM following treatment with at least one proteasome inhibitor and at least one immunomodulatory agent. This clinical study is a standard three-by-three dose escalation safety study. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (“FLC”), progression free survival (“PFS”) and overall survival (“OS”). All patients have been heavily pretreated with an average of 5 prior lines of therapy. CLR 131 was deemed by an independent data monitoring committee to be safe and tolerable up to its planned maximum single dose of 31.25 mCi/m2. The four single dose cohorts examined were: 12.5 mCi/m2, 18.75 mCi/m2, 25 mCi/m2, and 31.25 mCi/m2, all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients that have been admitted to the second cohort, four achieved stable disease and one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single 30-minute infusion of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. On January 7, 2019, we announced that the pooled median Overall Survival (“mOS”) data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

The first fractionated dose cohort was cohort 5 in which patients received a dose of 15.625 mCi/m2 administered on day 1 and day 8. Results from cohort 5 indicated enhanced tolerability and safety in comparison to cohort 4 despite an 18% increase in average total dose from 55.29 mCi to 65.15 mCi of CLR 131. Patients in cohort 5 required less supportive care such as transfusions of platelets or packed red blood cells than seen in previous cohorts. Similar to previous cohorts, patients experienced few off-target adverse events, i.e. no peripheral neuropathy, embolisms, gastrointestinal upset, etc. Furthermore, surrogate efficacy markers demonstrated that patients in cohort 5 monitored by M-protein showed a nearly 50% further reduction in M-Protein than seen in cohort 4. Based on these results, on December 4, 2018 the independent Data Monitoring Committee (“IDMC”) recommended, advancement to a sixth cohort. Cohort 6 was initiated in late December where patients received two doses of 18.75 mCi/m2 administered approximately one week apart. The IDMC is expected to be provide a review of cohort 6 data by the end of the second quarter of 2019.

Phase 1 Study in R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

On December 21, 2017 the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. On December 14, 2017, we filed an IND application. This study was initiated during the first quarter of 2019. The Phase 1 clinical study of CLR 131 is an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In 2018, the FDA granted orphan drug and a Rare Pediatric Disease Designation (RPDD) for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should any of these indications reach approval, the RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (“NDA”) or Biologic License Application (“BLA”) submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity.

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

Preclinical Pipeline

•	CLR 1800 Series is a collaborative PDC program with Pierre Fabre that was entered into in December 2015 and was last extended in 2018. Pierre Fabre is the third largest French pharmaceutical company with an extensive oncology research and development infrastructure. The objective of the collaboration was to leverage our expertise in conjugation, linker chemistry and phospholipid ether chemistry to codesign a library of PDCs employing Pierre Fabre’s chemotherapeutics. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, nontargeted payloads through the targeted delivery of the chemotherapeutic payload to cancer cells via our proprietary phospholipid ether delivery platform. The program has been successful in demonstrating improved tolerability and efficacy in multiple animal models. Although our agreement with Pierre Fabre expired in January 2019, the program is still under evaluation by both parties as a number of PDC molecules have the potential to be progressed toward and into IND enabling studies.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in preclinical development and if the Company elects to progress any molecules further, we would select a candidate later this year.

•	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a leading developer of antibody drug conjugates (“ADCs”). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a leading developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes. The CLR 2000 series has demonstrated improved safety, efficacy and tissue distribution with the cytotoxic payload. A candidate molecule and a back-up have been selected for further advancement.

•	CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc. (“Onconova”), that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical studies previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs, and both companies will have the option to advance compounds.

•	CLR 12120 Series is a collaborative PRC program with Orano Med for the development of novel PRCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether (PLE); the companies intend to evaluate the new PDCs in up to three oncology indications. Currently, this series has shown efficacy in the first two animals models tested.

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed above, that may result in improvements upon current standard of care for the treatment of a broad range of human cancers.

 Results of Operations

Research and development expense. Research and development expense consist of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, costs of our research and manufacturing facility, cost of manufacturing materials and contract manufacturing fees paid to contract research organizations, fees paid to medical institutions for clinical trials, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical project costs, pre-clinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs and patent costs.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended March 31, 2019 and 2018

Research and development expense. The following table is an approximate comparison summary of research and development costs for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018	Variance

Clinical project costs	$809,000	$524,000	$285,000
Manufacturing and related costs	892,000	480,000	412,000
Pre-clinical project costs	76,000	574,000	(498,000)
General research and development costs	531,000	546,000	(15,000)
	$2,308,000	$2,124,000	$184,000

The overall increase in research and development expense of $184,000, or 8%, was primarily a result of an increase in clinical project costs of approximately $285,000 related to the start-up of the pediatric study. Manufacturing and related costs increased as a result of an increase in patient recruitments for the on-going clinical trials. Pre-clinical studies decreased as some studies were concluding. The general research and development costs was relatively consistent.

General and administrative expense. General and administrative expense for the three months ended March 31, 2019 was approximately $1,321,000, compared to approximately $1,329,000 in the three months ended March 31, 2018 and remained relatively consistent.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of approximately $10,488,000 compared to $13,310,000 as of December 31, 2018. This decrease was primarily a result of funding of our research and development programs and general and administrative expenses. Net cash used in operating activities during the three months ended March 31, 2019 was approximately $2,815,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of March 31, 2019, we had an accumulated deficit of approximately $101,210,000.

We believe the cash balance is adequate to fund budgeted operations into first quarter 2020. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity. Because we have had recurring losses and negative cash flows from operating activities, and in light of our expected expenditures, the report of our independent auditors with respect to the financial statements as of December 31, 2018 and for the year ended December 31, 2018 contains an explanatory paragraph as to the potential inability to continue as a going concern. The opinion indicates that substantial doubt exists regarding our ability to remain in business.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2019, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on February 26, 2019 pursuant to Section 13 or 15(d) of the Exchange Act (the “2018 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. In addition, the following risk factor included substantive changes from those disclosed in the 2018 10-K:

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2019, our consolidated cash balance was approximately $10.5 million. We believe our cash balance at March 31, 2019, is adequate to fund operations at budgeted levels into the first quarter of 2020. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We continue to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

Our capital requirements and our ability to meet them depend on many factors, including:

•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;
•	competing technological and market developments;
•	market acceptance of our products;
•	costs for recruiting and retaining management, employees and consultants;
•	costs for educating physicians regarding the application and use of our products;
•	the volatile market for priority review vouchers;
•	whether we are able to maintain our listing on a national exchange;
•	uncertainty and economic instability resulting from terrorist acts and other acts of violence or war; and
•	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2019, we had a stockholders’ equity of approximately $9,847,000. The net loss for the three months ended March 31, 2019 was approximately $3,622,000, and we may never achieve profitability.

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amended and Restated Employment Agreement between Company and James V. Caruso dated April 15, 2019**		8-K	April 19, 2019	10.1

10.2	Amended and Restated Employment Agreement between Company and Jarrod Longcor dated April 15, 2019**		8-K	April 19, 2019	10.2

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 6, 2019	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer

