Form 10-Q
period 2019-06-30
Cellectar Biosciences, Inc.
filed 2019-08-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-36598

CELLECTAR BIOSCIENCES, INC.

( Exact name of registrant as specified in its charter )

DELAWARE	04-3321804
( State or other jurisdiction of incorporation or organization )	( IRS Employer Identification No. )

100 Campus Drive

Florham Park, New Jersey 07932

( Address of principal executive offices, including zip code )

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,396,036 shares of common stock, $0.00001 par value per share, as of August 5, 2019.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for Phospholipid Drug Conjugate™;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma and Ewing’s sarcoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our enhancement and consumption of current resources along with ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,849,631	$13,255,616
Restricted cash	—	55,000
Prepaid expenses and other current assets	1,333,846	641,218
Total current assets	18,183,477	13,951,834
Fixed assets, net	492,716	543,339
Right-of-use asset, net	378,280	—
Long-term assets	75,000	540,823
Other assets	6,214	18,086
TOTAL ASSETS	$19,135,687	$15,054,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,528,017	$1,543,819
Derivative liability	46,000	43,000
Capital lease obligations, current portion	568	2,213
Deferred rent	—	33,090
Lease liability	99,402	—
Total current liabilities	2,673,987	1,622,122
LONG-TERM LIABILITIES:
Deferred rent, less current portion	—	170,999
Lease liability	476,247	—
Total long-term liabilities	476,247	170,999
TOTAL LIABILITIES	3,150,234	1,793,121
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Series C preferred stock: 215 and 473 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,148,204	2,526,049
Common stock, $0.00001 par value; 80,000,000 shares authorized; 9,386,703 and 4,732,387 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	94	47
Additional paid-in capital	119,234,700	108,323,208
Accumulated deficit	(104,397,545)	(97,588,343)
Total stockholders’ equity	15,985,453	13,260,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,135,687	$15,054,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

COSTS AND EXPENSES:
Research and development	$1,809,547	$1,723,087	$4,117,944	$3,802,955
General and administrative	1,390,812	1,181,832	2,712,227	2,555,491
Total costs and expenses	3,200,359	2,904,919	6,830,171	6,358,446

LOSS FROM OPERATIONS	(3,200,359)	(2,904,919)	(6,830,171)	(6,358,446)

OTHER INCOME:
Gain/(Loss) on revaluation of derivative warrants	1,000	(20,000)	(3,000)	(46,950)
Interest income, net	11,798	4,228	23,969	8,882
Total other income (expense), net	12,798	(15,772)	20,969	(38,068)

NET LOSS	$(3,187,561)	$(2,920,691)	$(6,809,202)	$(6,396,514)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.46)	$(1.69)	$(1.15)	$(3.75)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	6,963,301	1,731,561	5,935,111	1,706,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2017	18	$995,782	1,666,144	$16	$94,107,981	$(84,349,316)	$10,754,463
Conversion of preferred shares into common shares	(6.5)	(358,765)	34,690	1	358,764	—	—
Stock-based compensation	—	—	—	—	173,438	—	173,438
Vested restricted stock	—	—	9,333	—	—	—	—
Net loss	—	—	—	—	—	(3,475,823)	(3,475,823)
BALANCE AT MARCH 31, 2018	11.5	637,017	1,710,167	17	94,640,183	(87,825,139)	7,452,078
Conversion of preferred shares into common shares	(11.5)	(637,017)	61,594	1	637,016	—	—
Stock-based compensation	—	—	—	—	175,579	—	175,579
Vested restricted stock	—	—	3,333	—	—	—	—
Net loss	—	—	—	—	—	(2,920,691)	(2,920,691)
BALANCE AT JUNE 30, 2018	—	$—	1,775,094	$18	$95,452,778	$(90,745,830)	$4,706,966

BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260,961
Conversion of preferred shares into common shares	(138)	(736,987)	345,000	4	736,983	—	—
Stock-based compensation	—	—	—	—	207,654	—	207,654
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(12)	—	—	—	—
Net loss	—	—	—	—	—	(3,621,641)	(3,621,641)
BALANCE AT MARCH 31, 2019	335	1,789,062	5,086,709	51	109,267,845	(101,209,984)	9,846,974
Issuance of common stock and warrants, net of issuance costs	—	—	4,000,000	40	9,024,529	—	9,024,569
Conversion of preferred shares into common shares	(120)	(640,858)	300,000	3	640,855	—	—
Stock-based compensation	—	—	—	—	301,471	—	301,471
Retired shares	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	(3,187,561)	(3,187,561)
BALANCE AT JUNE 30, 2019	215	$1,148,204	9,386,703	$94	$119,234,700	$(104,397,545)	$15,985,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,809,202)	$(6,396,514)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66,347	34,168
Stock-based compensation expense	509,125	349,017
Noncash lease expense	27,123	—
Loss on revaluation of derivative warrants	3,000	46,950
Changes in:
Accounts payable and accrued liabilities	984,198	225,888
Lease liability	(33,843)	—
Prepaid expenses and other current assets	(692,628)	190,575
Other assets and liabilities	477,695	(179,720)
Cash used in operating activities	(5,468,185)	(5,729,636)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(15,724)	(1,425)
Cash used in investing activities	(15,724)	(1,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deferred issuance cost	—	(93,138)
Proceeds from issuance of common stock, net of underwriting issuance costs	9,024,569	—
Payments on capital lease obligations	(1,645)	(1,478)
Cash (used in) provided by financing activities	9,022,924	(94,616)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,539,015	(5,825,677)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,310,616	10,061,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$16,849,631	$4,235,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$880	$—
Obtaining a right-of-use asset in exchange for a lease liability	$405,000	$—
Lease liability established through right-of-use asset	$609,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of drugs for the treatment of cancer. The Company plans to develop targeted oncology therapeutics independently and through research and development collaborations with a core objective to leverage our proprietary Phospholipid Drug Conjugate™ (“PDC™” or “PDC”) delivery platform to develop PDCs that specifically target cancer cells, delivering improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next-generation of cancer-targeting treatments, and we plan to develop PDCs independently and through research and development collaborations.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $104,398,000 at June 30, 2019. The Company has devoted substantially all its efforts toward research and development and has, during the six months ended June 30, 2019, generated an operating loss of approximately $6,830,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that it has sufficient liquidity to fund operations for at least 12 months from the filing of these financial statements, therefore, the accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to continue to actively pursue financing alternatives as there can be no assurance that it will obtain the necessary funding.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2019, the Condensed Consolidated Statements of Operations and the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2019 and consolidated results of its operations, stockholders’ equity and cash flows for the six months ended June 30, 2019 and 2018. The results for the three or six months ended June 30, 2019 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted Cash at December 31, 2018 consisted of a Certificate of Deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility. As of March 31, 2019, the Company had fulfilled the remaining obligations under its lease thereby facilitating the release of all restrictions against the cash. No restrictions exist on our cash as of June 30, 2019.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived Fixed Asset impairment charges recorded during the six months ended June 30, 2019 or year ended December 31, 2018.

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

Impairment of Long-Lived Assets — Long-lived assets consist primarily of fixed assets, which we periodically evaluate for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. No such event or change in circumstances occurred; therefore, no such impairment occurred during the six months ended June 30, 2019 and 2018.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for grants issued in 2019 and 2018 ranged from seven months to three years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of FASB ASC Topic 505, Equity. As such, the Company recognizes expense based on the estimated fair value of stockholder approved options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2019 and December 31, 2018.

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

Derivative Instruments — The Company does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 at June 30, 2019 and December 31, 2018, respectively. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2019 and December 31, 2018, these warrants represented the only outstanding derivative instruments issued or held by the Company.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2019 and December 31, 2018 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2019, and December 31, 2018, uninsured cash balances totaled approximately $16,300,000 and $12,800,000, respectfully.

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

The adoption of ASC 842 did not have a material net impact on the Company’s Condensed Consolidated Statements of Operations as of the effective date. The following table approximates the impact that the adoption of ASC 842 had to the Company’s June 30, 2019 Condensed Consolidated Balance Sheet as impacted by landlord provided incentives and the present value of future cash flows calculation against both the asset and liability:

	Balance without adoption of ASC 842	Adjustment as of January 1, 2019	As reported balance as of June 30, 2019
Lease incentive liability	$(176,000)	$176,000	$-
Deferred rent	$(28,000)	$28,000	$-
Right-of-use asset (net)	$-	$405,000	$378,000
Lease liability	$-	$(609,000)	$(576,000)

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

2. FAIR VALUE

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
August 2014 Warrants	$—	$46,000	$—	$46,000
Total	$—	$46,000	$—	$46,000

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
August 2014 Warrants	$—	$43,000	$—	$43,000
Total	$—	$43,000	$—	$43,000

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10-day period with trades that ended on the balance sheet date.

3. STOCKHOLDERS’ EQUITY

May 2019 Public Offering

On May 20, 2019, the Company issued and sold 1,982,000 shares of common stock at an offering price of $2.50 per share. In a concurrent private placement, we issued to the purchasers of our common stock, Series F warrants to purchase an aggregate of 1,982,000 shares of common stock. The Series F warrants were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40.

In a separate concurrent private placement transaction, the Company sold 2,018,000 shares of common stock together with Series G warrants to purchase an aggregate of up to 2,018,000 shares of common stock. The shares of common stock and Series G warrants were priced at $2.50 per fixed combination. The warrants sold in the private placement were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40.

In accordance with the concept of ASC 820 regarding the May 2019 public offering, the Company allocated value to the proceeds to the common stock and warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on May 20, 2019, we computed the fair value of the shares sold. The fair value of the warrants was estimated using the Black-Scholes option-pricing model at that same date. This valuation did not impact total Stockholders’ Equity of $10 million, but is an internal proportionate calculation allocating the gross proceeds of approximately $6 million to common stock and $4 million to warrants.

Gross offering proceeds to the Company were $10 million, with net proceeds to the Company of approximately $9.0 million after deducting placement agent fees and related offering expenses. The Company intends to use the net proceeds from the offering for research and development, funding clinical studies, working capital and general corporate purposes.

The registered direct offering described above was made pursuant to a registration statement on Form S-3 previously filed with and subsequently declared effective by the SEC. The unregistered common shares and warrants were offered pursuant to the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder. Such common shares, warrants and common shares issuable upon exercise of such warrants had not been registered under the Act, and therefore could not be offered or sold in the United States. The offerings’ unregistered common shares and warrants were ultimately registered through our May 31, 2019 filing of Form S-1 and acceptance of this Registration Statement by the SEC.

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

The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and subject to limited exceptions, has no voting rights. For the six and twelve months ended June 30, 2019 and December 31, 2018, 258 and 641 shares of Series C Preferred Stock were converted into 645,000 and 1,602,500 shares of common stock, respectively.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2019:

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
May 2019 Series G Warrants	2,018,000	$2.40	May 20, 2024
May 2019 Series F Warrants	1,982,000	$2.40	May 20, 2024
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20,2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
October 2015 Offering – Placement Agent	375	$283.00	October 1, 2020
August 2014 Public Offering (1)	50,395	$468.00	August 20, 2019
Total	9,318,747

(1)	These warrants have a certain type of cash settlement feature and they have been accounted for as derivative instruments as described in Note 1, with the exception of 970 warrants issued in August 2014.

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the six-month periods ended June 30, 2019 and 2018 options granted were 321,930 and 8,000, respectfully. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Six Months Ended June 30,
	2019	2018
Employee and director stock option grants:
Research and development	$26,003	$70,752
General and administrative	483,122	278,265
Total stock-based compensation	$509,125	$349,017

On October 12, 2018, we granted 167,430, net of forfeitures, contingent non-statutory stock option awards at an exercise price of $2.61 per share to our current non-employee directors and our employees, and on January 17, 2019, we granted 118,750, net of forfeitures, contingent non-statutory stock option awards at an exercise price of $1.99 per share to our current employees. Each of these grants was contingent on approval by the Company’s stockholders of the amendment to the 2015 Stock Incentive Plan at the 2019 Annual Meeting of Stockholders, and stockholders approved the amendment on June 13, 2019. In accordance with the timing of the stockholder approval, all related expenses were recognized by the Company in June 2019, including the catch-up for compensation expenses for recognition of contingent non-statutory stock option awards from October 2018.

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and no forfeiture rate to directors for the six months ended June 30, 2019 and for the year ended December 31, 2018. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the six months ended June 30, 2019 and 2018 were equal to the market value of the Company’s common stock on the date of grant. There were 154,500 stock option grants during the six months ended June 30, 2019. Additionally, in June 2019, 167,430, net of forfeitures, stock option grants from October 12, 2018 were recognized upon approval by the Company’s stockholders of the amendment to the 2015 Stock Incentive Plan at the 2019 Annual Meeting of Stockholders.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	232,343	$14.37		$
Granted	321,930	$2.33
Expired	—	$—
Forfeited	(33,559)	$4.78
Outstanding at June 30, 2019	520,714	$7.55

Exercisable, June 30, 2019	117,709	$24.83	8.39		$—
Unvested, June 30, 2019	403,005	$2.50	9.43		$23,635

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2019, there was approximately $685,093 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $272,106, $262,553, 147,749 and $2,685 during 2019, 2020, 2021 and 2022, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2019 was $20.18 and $1.91, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vest annually over a three year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2018	18,668	$21.00	$392,000
Granted	—	$—	$—
Vested	(9,334)	$21.00	$(196,000)
Forfeited	—	$—	$—
Outstanding at June 30, 2019	9,334	$21.00	$196,000

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (“NOLs”) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended June 30, 2019 or 2018 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three and six months ended June 30, 2019 is computed by dividing net income/(loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, non-vested restricted stock, preferred shares convertible into common stock and warrants. Since there is a net loss attributable to common stockholders for the three and six months ended June 30, 2019 and 2018, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Six Months Ended June 30,
	2019	2018
Warrants	9,318,747	1,178,747
Preferred shares as convertible into common stock	537,500	—
Stock options	520,714	57,526
Non-vested restricted stock	9,334	25,334
Total potentially dilutive shares	10,386,295	1,261,607

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

Madison, Wisconsin

This space was vacated in 2018 as a result of our decision to outsource our manufacturing. The Company additionally extended the lease on a month by month basis through February 6, 2019 to accommodate certain alterations required under the lease agreement. As of March 31, 2019, the Company had fulfilled the remaining obligations under the lease, which facilitated the release of the Certificate of Deposit of $55,000 required under the Company’s lease agreement for the facility.

The Company presently rents office space in Madison consists of approximately 300 square feet and is rented for approximately $3,300 per month under an agreement that was scheduled to expire on August 31, 2019. On July 10, 2019, the Company agreed to terms to rent this same office space through August 31, 2020 at approximately the same monthly fee.

Legal

From time to time, we may become engaged in litigation or other legal proceedings as part of our ordinary course of business. We are not currently party to any litigation or legal proceedings that, in the opinion of Management, are likely to have a material adverse effect on our business.

Supply of CLR 131

CLR 131 is no longer subject to the Centre for Probe Development and Commercialization (“CPDC”) Import Alert for any of the Company’s existing Investigational New Drug (“IND”) applications.

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

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $378,000 and ($576,000), respectively, as of June 30, 2019 and rental expense for the six months ended June 30, 2019 is approximately $57,000.

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

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2019:

Remainder of 2019	$75,000
Years ending December 31,
2020	153,000
2021	155,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	716,000
Less: Imputed interest	(140,000)
Present value of lease liabilities	$576,000

9. SUBSEQUENT EVENT

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of drugs for the treatment of cancer. We plan to develop targeted oncology therapeutics independently and through research and development collaborations. Our core objective is to leverage our proprietary Phospholipid Drug Conjugate™ (“PDC™” or “PDC”) delivery platform to develop PDCs that specifically target cancer cells, delivering improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next-generation of cancer-targeting treatments, and we plan to develop PDCs independently and through research and development collaborations.

Our lead PDC candidate, CLR 131 is a small-molecule, targeted PDC™ designed to deliver cytotoxic radiation directly to cancer cells, while limiting exposure to healthy cells. CLR 131 was granted Orphan Drug designation and Fast Track designation for the treatment of multiple myeloma, a Fast Track designation for Diffuse large B-cell Lymphoma (“DLBCL”) and Orphan Drug and Rare Pediatric Disease designations for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. CLR 131 is currently being evaluated in three clinical studies, a Phase 2 study, and two Phase 1 studies. The Phase 2 clinical study (CLOVER-1) is in relapsed or refractory (“R/R”) B-cell malignancies, including multiple myeloma (“MM”), chronic lymphocytic leukemia/small lymphocytic lymphoma (“CLL/SLL”), Waldenstrom’s macroglobulinemia or lymphoplasmacytic lymphoma (“LPL”), marginal zone lymphoma (“MZL”), mantle cell lymphoma (“MCL”), and DLBCL. We are also conducting a Phase 1 dose escalation study in patients with Relapsed or Refractory Multiple Myeloma (“R/R MM”) and a Phase 1 study in pediatric solid tumors and lymphoma.

In order to enhance the impact of our financial resources, we have focused our proprietary early stage research efforts on projects that we believe can provide the greatest near-term value. Our pipeline includes a PDC chemotherapeutic program in drug discovery, CLR 1900. CLR 1900 series is being targeted for solid tumors with a payload that inhibits mitosis (cell division) a validated pathway for treating cancers.

We have leveraged our PDC platform to establish four collaborations featuring five unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, the primary tumor, a metastatic tumor or cancer stem cells. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor life cycle. Tumor cells modify regions on the cell surface as a result of the utilization of this metabolic pathway, our PDCs bind to these cell regions and directly enter the intracellular compartment. This allows the PDC molecules to accumulate over time, which enhances drug efficacy, and to avoid the specialized highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver molecules that previously could not be delivered. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are expressed in limited total numbers on the cell surface, have longer cycling time from internalization to being present on the cell surface again upon binding and are not present on all tumor cells of a particular cancer type. This means a subpopulation of tumor cells will always exist that will be non-targetable by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the ability to conjugate payload molecules in numerous ways, thereby increasing the types of molecules that can be selectively delivered via the PDC.

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

Supply of CLR 131

CLR 131 is no longer subject to the CPDC’s Import Alert 66-40 (“Import Alert”) for any of the Company’s existing INDs.

On August 7, 2018, the Company was informed by CPDC, our sole supplier of CLR 131, that they were subject to an Import Alert by the U. S. Food and Drug Administration (“FDA”). While the basis for the Import Alert was not related to CLR 131, CPDC was not able to supply our product until lifted or alternative agreements are reached with the FDA. On November 12, 2018, the FDA granted an exemption to the CPDC Import Alert for our hematology IND. This exemption allowed the Company to enroll patients in all of its ongoing hematology clinical trials. Lastly on March 19, 2019, the FDA granted the Company an exemption to the Import Alert placed on CPDC for the use of CLR 131 in connection with the Company’s pediatric IND.

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

In December 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. In 2018, the FDA granted orphan drug and rare pediatric disease designations for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The FDA will award priority review vouchers to sponsors of rare pediatric disease products that meet the specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” can receive a priority review voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, these priority review vouchers can be exchanged or sold to other companies for them to use the voucher. In May 2019, the FDA granted Fast Track designation for CLR 131 for the treatment of multiple myeloma and in July 2019 for the treatment of DLBCL.

Phase 2 Study in Patients with R/R select B-cell Malignancies

On July 9, 2019, we announced that the FDA had granted Fast Track Designation for CLR 131 in relapsed or refractory DLBCL. This indication is currently being evaluated in our ongoing Phase 2 CLOVER-1 clinical study in patients with relapsed or refractory select B-cell lymphomas.

On May 21, 2019, we announced that initial results from the third cohort of our ongoing Phase 2 CLOVER-1 study of CLR 131 have exceeded our pre-specified performance criteria. As a result, we intend to expand the number of chronic lymphocytic leukemia/small lymphocytic lymphoma (“CLL/SLL”), lymphoplasmacytic lymphoma and marginal zone lymphoma (“MZL”) patients that will be enrolled in the cohort. We expect to report top-line data from the Phase 2 CLOVER-1 study in the fourth quarter of 2019.

On February 25, 2019 we announced positive top-line results from our ongoing Phase 2 clinical study of CLR 131. CLR 131 has demonstrated activity in at least three different hematologic malignancies. In the relapse refractory multiple myeloma cohort of this Phase 2 study, patients were administered one 30-minute infusion of 25mCi/m2 and low dose dexamethasone (40mg weekly for up to 12 weeks). CLR 131 achieved a 30% overall response rate in the first 10 evaluable patients. Overall response rate means patients achieved a partial response or better. One patient had a very good partial response (a 90% or greater decrease in a surrogate marker) and two had partial responses (a 50% to 89% decrease in a surrogate marker) as defined by the International Myeloma Working Group. The patients in this cohort averaged six prior lines of systemic therapy. All patients in the multiple myeloma cohort achieved a minimum of stable disease for a disease control rate of 100%. As a result of these outcomes, we have expanded this cohort to include up to 30 additional patients. Historically, patients receiving 4th line chemotherapy treatment have shown a 15% response rate, and patients receiving 5th line chemotherapy have shown an 8% response rate, whether dosed as mono-therapy or in combination. The multiple myeloma average treatment response rates (RR) provided by line of therapy were obtained through Decision Resource Group, a global information and technology vendor specializing in healthcare data analysis utilizing over 12.5 billion U.S. insurance claims and 90 million electronic medical records.

Based upon Phase 1 data, the dosing of CLR 131 in this study was recently modified to a 37.5mCi/m2 fractionated dose administered 18.75mCi/m2 on days 1 and 8 which is approximately 50% more drug than the 25mCi/m2 single infusion. Based upon meeting eligibility requirements, patients can receive a second cycle of CLR 131 between day 75 and 180 post initial infusion.

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

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/R MM and other hematologic malignancies with unmet clinical need. These hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma and Diffuse Large B-cell Lymphoma. The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response (CBR), with additional endpoints of Overall Response Rate (ORR), PFS, median OS and other markers of efficacy.

Phase 1 Study in Patients with Relapsed or Refractory Multiple Myeloma (“R/R MM”)

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 study in adult patients with R/R MM. Patients must have been refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study is a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (“FLC”), progression free survival (“PFS”) and overall survival (“OS”). All patients have been heavily pretreated with an average of 5 prior lines of therapy. CLR 131 was deemed by an independent data monitoring committee to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2. The four single dose cohorts examined were: 12.5 mCi/m2, 18.75 mCi/m2, 25 mCi/m2, and 31.25 mCi/m2, all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients that have been admitted to the second cohort, four achieved stable disease and one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single 30-minute infusion of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. On January 7, 2019, we announced that the pooled median Overall Survival (“mOS”) data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

The first fractionated dose cohort was cohort 5 in which patients received a 31.25mCi/m2 fractionated dose administered 15.625mCi/m2 on days 1 and 8. Results from cohort 5 indicated enhanced tolerability and safety in comparison to cohort 4 despite an 18% increase in average total dose from 55.29 mCi to 65.15 mCi of CLR 131. Patients in cohort 5 required less supportive care such as transfusions of platelets or packed red blood cells than seen in previous cohorts. Similar to previous cohorts, patients experienced few off-target adverse events, i.e. no peripheral neuropathy, embolisms, gastrointestinal upset, etc. Furthermore, surrogate efficacy markers demonstrated that patients in cohort 5 monitored by M-protein showed a nearly 50% further reduction in M-Protein than seen in cohort 4. Based on these results, on December 4, 2018 the independent Data Monitoring Committee (“IDMC”) recommended, advancement to a sixth cohort. Cohort 6 was initiated in late December where patients received a 37.5mCi/m2 fractionated dose administered 18.75mCi/m2 on days 1 and 8.

On May 15, 2019, we announced initial results from Cohort 6 in our ongoing Phase 1 clinical study with CLR 131 in R/R MM. The 37.5mCi/m2 fractionated dose was determined to be safe and tolerable by the independent Data Monitoring Committee. Following the determination, we initiated a Cohort 7 utilizing a 40mCi/m2 fractionated dose administered 20mCi/m2 on days 1 and day 8. Data from Cohort 6 showed improved efficacy and a clear dose response compared to prior cohorts, including a 50% partial response rate, a 50% minimal response rate and 100% disease control rate. The International Myeloma Working Group defines a partial response as a 50% to 89.9% reduction in the marker of disease and minimal response as 25% to 49.9% reduction in the marker of disease. One patient achieved a minimal response with a 48% reduction in their disease marker.

On May 13, 2019, we announced that the FDA has granted Fast Track Designation for CLR 131 in fourth line or later relapse/refractory multiple myeloma. CLR 131 is our small-molecule radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. It is currently being evaluated in our ongoing CLOVER-1 Phase 2 clinical study in patients with relapsed or refractory multiple myeloma and other select B-cell lymphomas.

Phase 1 Study in R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

On December 21, 2017 the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. On December 14, 2017, we filed an IND application for R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors. The Phase 1 clinical study of CLR 131 is an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In 2018, the FDA granted orphan drug and a Rare Pediatric Disease Designation (RPDD) for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should any of these indications reach approval, the RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (“NDA”) or Biologic License Application (“BLA”) submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity.

Phase 1 Study in R/R Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of CLR 131 in various animal HNC models and plan to initiate the first human clinical trial enrolling up to 30 patients combining CLR 131 and external beam radiation with recurrent HNC in Q4 2019.

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (“SOC”) for the treatment of a broad range of human cancers:

•	CLR 1800 Series was a collaborative PDC program with Pierre Fabre that expired in January 2019, The program has been successful in demonstrating improved tolerability and efficacy in multiple animal models. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, nontargeted payloads through the targeted delivery of the chemotherapeutic payload to cancer cells via our proprietary phospholipid ether delivery platform. The CLR 1800 Series remains under evaluation by the company as a number of PDC molecules have the potential to be progressed toward and into IND enabling studies.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in preclinical development and if the Company elects to progress any molecules further, we would select a candidate later this year.

•	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a developer of antibody drug conjugates (“ADCs”). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes. The CLR 2000 series has demonstrated improved safety, efficacy and tissue distribution with the cytotoxic payload. A candidate molecule and a back-up have been selected for further advancement.

•	CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc. (“Onconova”), that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical studies previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs, and both companies will have the option to advance compounds.

•	CLR 12120 Series is a collaborative PDC program with Orano Med for the development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether (PLE); the companies intend to evaluate the new PDCs in up to three oncology indications. Currently, this series has shown efficacy in the first two animals models tested.

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

Three Months Ended June 30, 2019 and 2018

Research and development expense. The following table is an approximate comparison summary of research and development costs for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,
	2019	2018	Variance
Clinical project costs	$504,000	$61,000	$443,000
Manufacturing and related costs	752,000	601,000	151,000
Pre-clinical project costs	170,000	442,000	(272,000)
General research and development costs	384,000	619,000	(235,000)
	$1,810,000	$1,723,000	$87,000

The overall increase in research and development expense of $87,000, or 5%, was primarily a result of an increase in clinical project costs of approximately $443,000 related to the start-up of the pediatric study. Manufacturing and related costs increased as a result of an increase in patient recruitments for the on-going clinical trials. The cost of pre-clinical studies decreased as some studies were concluding. The general research and development costs decreased as a result of a reduction in personnel.

General and Administrative. General and administrative expense for the three months ended June 30, 2019 was approximately $1,391,000, compared to approximately $1,182,000 in the three months ended June 30, 2018. The $209,000 or 18% increase was due to an increase of $152,000 in purchased services primarily related to consulting and investor relations and other increases in public company expenses, depreciation and rent in the amount of $44,000 offset by a decrease in legal fees of $14,000.

Six Months Ended June 30, 2019 and 2018

Research and Development. Research and development expense for the six months ended June 30, 2019 was approximately $4,118,000 compared to approximately $3,803,000 for the six months ended June 30, 2018.

The following table is a comparison summary of research and development costs for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019	2018	Variance
Clinical project costs	$1,313,000	$375,000	$938,000
Manufacturing and related costs	1,645,000	1,097,000	548,000
Pre-clinical project costs	246,000	1,016,000	(770,000)
General research and development costs	914,000	1,315,000	(401,000)
	$4,118,000	$3,803,000	$315,000

The overall increase in research and development expense of approximately $315,000, or 8%, was due primarily to an increase in clinical project costs of approximately $938,000 primarily related to the startup of the pediatric study. Manufacturing and related costs increased as a result of an increase in patient recruitments for the on-going clinical trials. The cost of pre-clinical studies decreased as some studies were concluding. The general research and development costs decreased as a result of a decrease in personnel.

General and Administrative. General and administrative expense for the six months ended June 30, 2019 was approximately $2,712,000, compared to approximately $2,555,000 in the six months ended June 30, 2018. The increase of approximately $157,000, or 6%, was due to $114,000 in personnel related costs and public company expenses and rent in the amount of $170,000. These costs were offset by decrease in legal fees of approximately $50,000 and restructuring charges of approximately $81,000.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of approximately $16,850,000 compared to $13,310,000 as of December 31, 2018. This increase was due to the approximately $9,000,000 of net proceeds received in connection with the May 20, 2019 public and private offerings. Net Cash used in operating activities was approximately $5,468,000 during the six months ended June 30, 2019, as compared to $5,730,000 used during the six months ended June 30, 2018.

Our cash requirements have historically been for our research and development activities, clinical trials, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of June 30, 2019, we had an accumulated deficit of approximately $104,398,000.

On May 20, 2019, we issued and sold 1,982,000 shares of common stock at an offering price of $2.50 per share. In a concurrent private placement, we issued to the purchasers of our common stock, Series F warrants to purchase an aggregate of 1,982,000 shares of common stock. The Series F warrants were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40. In a separate concurrent private placement transaction, we sold 2,018,000 shares of common stock together with Series G warrants to purchase an aggregate of up to 2,018,000 shares of common stock. The shares of common stock and Series G warrants were priced at $2.50 per fixed combination. The warrants sold in the private placement, were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40.

We believe that the cash balance is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements. However, our future results are of operations involve significant risks and uncertainties. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity. Because we have had recurring losses and negative cash flows from operating activities, and in light of our expected expenditures, the report of our independent auditors with respect to the financial statements as of December 31, 2018 and for the year ended December 31, 2018 contains an explanatory paragraph as to the potential inability to continue as a going concern. This opinion indicated at that time, that substantial doubt existed regarding our ability to remain in business.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2019, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on February 26, 2019 pursuant to Section 13 or 15(d) of the Exchange Act (the “2018 10-K”) and the prospectus filed with the SEC on May 31, 2019 pursuant to Rule 424(b) of the Securities Act (the “Prospectus”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. In addition, the following risk factor included substantive changes from those disclosed in the 2018 10-K:

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2019, our consolidated cash balance was approximately $16.8 million. We believe our cash balance at June 30, 2019, is adequate to fund basic operations at budgeted levels the for at least 12 months from the filing of these financial statements. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We continue to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2019, we had a stockholders’ equity of approximately $15,985,000. The net loss for the six months ended June 30, 2019 was approximately $6,809,000, and we may never achieve profitability.

Item 6.	Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019		8-K	April 19, 2019	10.1
10.2	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019		8-K	April 19, 2019	10.2
10.3	Placement Agency Agreement dated as of May 16, 2019, by and between Cellectar Biosciences, Inc. and Roth Capital Partners, LLC		8-K	May 20, 2019	1.1
10.4	Securities Purchase Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers		8-K	May 20, 2019	10.1
10.5	Private Placement Securities Purchase Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers		8-K	May 20, 2019	10.2
10.6	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers		8-K	May 20, 2019	10.3
10.7	Form of Series F Common Stock Purchase Warrant		8-K	May 20, 2019	4.1
10.8	Form of Series G Common Stock Purchase Warrant		8-K	May 20, 2019	4.2
10.9	Amended and Restated 2015 Stock Incentive Plan		8-K	June 14, 2019	10.1
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 12, 2019	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer

