Form 10-Q
period 2019-09-30
Cellectar Biosciences, Inc.
filed 2019-11-12
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

(608) 441-8120

( Registrant’s telephone number, including area code )

( Former name, former address and former fiscal year, if changed since last report )

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	CLRB	NASDAQ Capital Market
Warrant to purchase common stock, expiring April 20, 2021	CLRBZ	NASDAQ Capital Market

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,396,036 shares of common stock, $0.00001 par value per share, as of November 7, 2019.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for our Phospholipid Drug Conjugates™;

•	our ability to maintain orphan drug designation in the United States for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma and Ewing’s sarcoma, and the expected benefits of orphan drug status;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our enhancement and consumption of current resources along with ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,301,612	$13,255,616
Restricted cash	—	55,000
Prepaid expenses and other current assets	1,450,364	641,218
Total current assets	14,751,976	13,951,834
Fixed assets, net	461,940	543,339
Right-of-use asset, net	363,861	—
Long-term assets	75,000	540.823
Other assets	6,214	18,086
TOTAL ASSETS	$15,658,991	$15,054,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,875,342	$1,543,819
Derivative liability	—	43,000
Capital lease obligations, current portion	—	2,213
Deferred rent	—	33,090
Lease liability	102,597	—
Total current liabilities	2,977,939	1,622,122
LONG-TERM LIABILITIES:
Deferred rent, less current portion	—	170,999
Lease liability	449,632	—
Total long-term liabilities	449,632	170,999
TOTAL LIABILITIES	3,427,571	1,793,121
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Series C preferred stock: 215 and 473 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,148,204	2,526,049
Common stock, $0.00001 par value; 80,000,000 shares authorized; 9,386,703 and 4,732,387 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	94	47
Additional paid-in capital	119,384,474	108,323,208
Accumulated deficit	(108,301,352)	(97,588,343)
Total stockholders’ equity	12,231,420	13,260,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,658,991	$15,054,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
COSTS AND EXPENSES:
Research and development	$2,703,831	$1,995,571	$6,821,775	$5,798,526
General and administrative	1,260,048	1,091,921	3,972,275	3,647,412
Total costs and expenses	3,963,879	3,087,492	10,794,050	9,445,938

LOSS FROM OPERATIONS	(3,963,879)	(3,087,492)	(10,794,050)	(9,445,938)

OTHER INCOME:
Gain on revaluation of derivative warrants	46,000	66,000	43,000	19,050
Interest income, net	14,072	6,558	38,041	15,440
Total other income, net	60,072	72,558	81,041	34,490
NET LOSS	(3,903,807)	(3,014,934)	(10,713,009)	(9,411,448)
DEEMED DIVIDEND ON PREFERRED STOCK	—	(2,241,795)	—	(2,241,795)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,903,807)	$(5,256,729)	$(10,713,009)	$(11,653,243)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.42)	$(1.65)	$(1.51)	$(5.29)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	9,386,703	3,184,856	7,098,285	2,204,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Par Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2017	18	$995,782	1,666,144	$16	$94,107,981	$(84,349,316)	$10,754,463
Conversion of preferred shares into common shares	(6.5)	(358,765)	34,690	1	358,764	—	—
Stock-based compensation	—	—	—	—	173,438	—	173,438
Vested restricted stock	—	—	9,333	—	—	—	—
Net loss	—	—	—	—	—	(3,475,823)	(3,475,823)
BALANCE AT MARCH 31, 2018	11.5	637,017	1,710,167	17	94,640,183	(87,825,139)	7,452,078
Conversion of preferred shares into common shares	(11.5)	(637,017)	61,594	1	637,016	—	—
Stock-based compensation	—	—	—	—	175,579	—	175,579
Vested restricted stock	—	—	3,333	—	—	—	—
Net loss	—	—	—	—	—	(2,920,691)	(2,920,691)
BALANCE AT JUNE 30, 2018	—	—	1,775,094	18	95,452,778	(90,745,830)	4,706,966
Issuance of common stock, warrants and preferred stock, net of issuance costs	1,114	5,949,301	1,355,000	14	9,075,762	—	15,025,077
Conversion of preferred shares into common shares	(456)	(2,435,262)	1,140,000	11	2,435,251	—	—
Stock-based compensation	—	—	—	—	163,896	—	163,896
Reverse stock split fractional shares	—	—	(105)	—	(762)	—	(762)
Net loss	—	—	—	—	—	(3,014,934)	(3,014,934)
BALANCE AT SEPTEMBER 30, 2018	658	$3,514,039	4,269,989	$43	$107,126,925	$(93,760,764)	$16,880,243

BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260.961
Conversion of preferred shares into common shares	(138)	(736,987)	345,000	4	736,983	—	—
Stock-based compensation	—	—	—	—	207,654	—	207,654
Retired shares	—	—	(12)	—	—	—	—
Vested restricted stock	—	—	9,334	—	—	—	—
Net loss	—	—	—	—	—	(3,621,641)	(3,621,641)
BALANCE AT MARCH 31, 2019	335	1,789,062	5,086,709	51	109,267,845	(101,209,984)	9,846,974
Issuance of common stock and warrants, net of issuance costs	—	—	4,000,000	40	9,024,529	—	9,024,569
Conversion of preferred shares into common shares	(120)	(640,858)	300,000	3	640,855	—	—
Stock-based compensation	—	—	—	—	301,471	—	301,471
Retired shares	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	(3,187,561)	(3,187,561)
BALANCE AT JUNE 30, 2019	215	1,148,204	9,386,703	94	119,234,700	(104,397,545)	15,985,453
Stock-based compensation	—	—	—	—	149,774	—	149,774
Net loss	—	—	—	—	—	(3,903,807)	(3,903,807)
BALANCE AT SEPTEMBER 30, 2019	215	$1,148,204	9,386,703	$94	$119,384,474	$(108,301,352)	$12,231,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,713,009)	$(9,411,448)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	100,216	50,051
Stock-based compensation expense	658,899	512,913
Noncash lease expense	41,542	—
Gain on revaluation of derivative warrants	(43,000)	(19,050)
Gain on disposal of assets	—	(40,898)
Changes in:
Accounts payable and accrued liabilities	1,331,523	703,792
Lease liability	(57,263)	—
Prepaid expenses and other current assets	(331,451)	(273,794)
Other assets and liabilities	—	(220,158)
Cash used in operating activities	(9,012,543)	(8,698,592)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(18,817)	(1,425)
Proceeds from sale of fixed assets	—	45,000
Cash used in investing activities	(18,817)	43,575
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting issuance costs	9,024,569	9,075,777
Proceeds from issuance of preferred stock, net of underwriting issuance costs	—	5,949,301
Reverse stock split fractional shares	—	(762)
Payments on capital lease obligations	(2,213)	(2,246)
Cash provided by financing activities	9,022,356	15,022,070
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,004)	6,367,053
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,310,616	10,061,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$13,301,612	$16,428,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$1,936	$—
Obtaining a right-of-use asset in exchange for a lease liability	$405,000	$—
Lease liability established through right-of-use asset	$609,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of drugs for the treatment of cancer. The Company plans to develop targeted oncology therapeutics independently and through research and development collaborations with a core objective to leverage our proprietary Phospholipid Drug Conjugate™ (“PDC™” or “PDC”) delivery platform to develop PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next-generation of cancer-targeting treatments, and we plan to develop PDCs independently and through research and development collaborations.

The Company is subject to a number of risks similar to those of other small pharmaceutical companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products in a highly regulated environment and the need to obtain additional financing necessary to fund future operations.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $108,301,000 at September 30, 2019. The Company has devoted substantially all its efforts toward research and development and has, during the nine months ended September 30, 2019, generated an operating loss of approximately $10,794,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2019, the Condensed Consolidated Statements of Operations and the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2019 and consolidated results of its operations, stockholders’ equity and cash flows for the nine months ended September 30, 2019 and 2018. The results for the three or nine months ended September 30, 2019 are not necessarily indicative of future results.

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

Restricted Cash — The Company accounts for cash that is restricted for other than current operations as restricted cash. Restricted cash at December 31, 2018 consisted of a Certificate of Deposit of $55,000 required under the Company’s lease agreement for its Madison, Wisconsin facility. As of March 31, 2019, the Company had fulfilled the remaining obligations under its lease thereby facilitating the release of all restrictions against the cash. No restrictions exist on our cash as of September 30, 2019.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived Fixed Asset impairment charges recorded during the nine months ended September 30, 2019 or year ended December 31, 2018.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2019 and December 31, 2018.

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

Derivative Instruments — The Company does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 at June 30, 2019 and December 31, 2018, respectively. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2018, these warrants represented the only outstanding derivative instruments issued or held by the Company and expired as of August 20, 2019.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2019 and December 31, 2018 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2019, and December 31, 2018, uninsured cash balances totaled approximately $12,800,000 and $12,800,000, respectfully.

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

The adoption of ASC 842 did not have a material net impact on the Company’s Condensed Consolidated Statements of Operations as of the effective date. The following table approximates the impact that the adoption of ASC 842 had to the Company’s September 30, 2019 Condensed Consolidated Balance Sheet as impacted by landlord provided incentives and the present value of future cash flows calculation against both the asset and liability:

	Balance without adoption of ASC 842	Adjustment as of January 1, 2019	As reported balance as of September 30, 2019
Lease incentive liability	$(176,000)	$176,000	$-
Deferred rent	$(28,000)	$28,000	$-
Right-of-use asset (net)	$-	$405,000	$364,000
Lease liability	$-	$(609,000)	$(552,000)

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

In August 2014, as part of an underwritten public offering, the Company issued 49,425 warrants to purchase common stock (the “August 2014 Warrants”). The August 2014 Warrants were listed on the NASDAQ Capital Market under the symbol “CLRBW”, however, there were certain periods where trading volume is low; therefore, they were classified as Level 2 within the hierarchy.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2019 and December 31, 2018:

September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
August 2014 Warrants	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
August 2014 Warrants	$—	$43,000	$—	$43,000
Total	$—	$43,000	$—	$43,000

To estimate the fair value of the August 2014 Warrants, the Company calculated the weighted average closing price for the trailing 10-day period with trades that ended on the balance sheet date. These warrants expired as of August 20, 2019.

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

The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and subject to limited exceptions, has no voting rights. For the nine and twelve months ended September 30, 2019 and December 31, 2018, 258 and 641 shares of Series C Preferred Stock were converted into 645,000 and 1,602,500 shares of common stock, respectively.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2019:

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
May 2019 Series G Warrants	2,018,000	$2.40	May 20, 2024
May 2019 Series F Warrants	1,982,000	$2.40	May 20, 2024
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20, 2021
October 2015 Incremental Series A	30,006	$21.30	October 20, 2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
October 2015 Offering – Placement Agent	375	$283.00	October 1, 2020
Total	9,268,352

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the nine-month periods ended September 30, 2019 and 2018 options granted were 411,930 and 8,000, respectfully. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Nine Months Ended September 30,
	2019	2018
Employee and director stock option grants:
Research and development	$47,825	$102,161
General and administrative	611,074	410,752
Total stock-based compensation	$658,899	$512,913

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and no forfeiture rate to directors for the nine months ended September 30, 2019 and for the year ended December 31, 2018. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the nine months ended September 30, 2019 and 2018 were equal to the market value of the Company’s common stock on the date of grant. There were 244,500 stock option grants during the nine months ended September 30, 2019. Additionally, in June 2019, 167,430, net of forfeitures, stock option grants from October 12, 2018 were recognized upon approval by the Company’s stockholders of the amendment to the 2015 Stock Incentive Plan at the 2019 Annual Meeting of Stockholders.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	232,343	$14.37	9.30	$—
Granted	411,930	$2.33
Expired	—	$—
Forfeited	(33,559)	$4.78
Outstanding at September 30, 2019	610,714	$6.78	9.08	$—

Exercisable, September 30, 2019	118,515	$24.72	8.14	$—
Unvested, September 30, 2019	492,199	$2.45	9.31	$1,188

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2019, there was approximately $688,035 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $137,370, $313,312, $199,084 and $38,269 during 2019, 2020, 2021 and 2022, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2019 was $20.09 and $1.87, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vest annually over a three-year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2018	18,668	$21.00	$392,000
Granted	—	$—	$—
Vested	(9,334)	$21.00	$(196,000)
Forfeited	—	$—	$—
Outstanding at September 30, 2019	9,334	$21.00	$196,000

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (“NOLs”) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2019 or 2018 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three and nine months ended September 30, 2019 is computed by dividing net income/(loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, non-vested restricted stock, preferred shares convertible into common stock and warrants. Since there is a net loss attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Nine Months Ended September 30,
	2019	2018
Warrants	9,268,352	5,318,747
Preferred shares as convertible into common stock	537,500	—
Stock options	610,714	56,354
Non-vested restricted stock	9,334	25,334
Total potentially dilutive shares	10,425,900	5,400,435

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

Madison, Wisconsin

The Company’s corporate offices and manufacturing facilities in Madison were vacated in 2018 as a result of its decision to outsource manufacturing. The Company extended the lease on a month by month basis through February 6, 2019 to accommodate certain alterations required under the lease agreement. As of March 31, 2019, the Company had fulfilled the remaining obligations under the lease, which facilitated the release of the Certificate of Deposit of $55,000 required under the Company’s lease agreement for the facility.

The Company presently rents office space in Madison which consists of approximately 300 square feet and is rented for approximately $3,300 per month under an agreement that was scheduled to expire on August 31, 2019. On July 10, 2019, the Company agreed to terms to rent this same office space through August 31, 2020 at approximately the same monthly fee.

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

For fiscal year 2018, rent expense was recognized on a straight-line basis and accordingly the difference between the recorded rent expense and the actual cash payments had been recorded as deferred rent current and deferred rent, long-term as of each balance sheet date on the consolidated balance sheet. As of December 31, 2018, the Lease Liability was measured at the present value of the lease payments to be made over the lease term. Lease payments comprise of fixed and variable payments to be made by the Company to the Lessor during the lease term minus any incentives or rebates or abatements receivable by the Company from the Lessor or owner. Payments for non-lease components did not form part of lease payments. The lease term calculation included renewal options only in the case if these options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty. As there are no such significant economic penalties in the HQ Lease and renewal cannot be reasonably assured, the valuation of the HQ Lease does not include any renewal options. The Company has not entered into any leases with related parties.

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $364,000 and ($552,000), respectively, as of September 30, 2019 and rental expense for the nine months ended September 30, 2019 is approximately $85,000.

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

Discount Rate

The Company has determined the interest rate implicit in the lease considering factors such as Company’s credit rating, borrowing terms offered by the U.S. Small Business Administration, amount of lease payments, quality of collateral and alignment of the borrowing term and lease term. The Company considers 10% per annum as reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities.

Maturity Analysis of Short-Term and Operating Leases

The following table presents future minimum lease payments, excluding reimbursements under noncancelable operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

Years ending December 31,
2019	$145,126
2020	156,046
2021	158,823
2022	161,085
2023	161,123
2024 and thereafter	13,610
Total	$795,813

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2019:

Remainder of 2019	$38,000
Years ending December 31,
2020	153,000
2021	155,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	679,000
Less: Imputed interest	(127,000)
Present value of lease liabilities	$552,000

9. SUBSEQUENT EVENT

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of drugs for the treatment of cancer. We plan to develop targeted oncology therapeutics independently and through research and development collaborations. Our core objective is to leverage our proprietary Phospholipid Drug Conjugate™ (“PDC™” or “PDC”) delivery platform to develop PDCs that specifically target cancer cells to deliver improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next-generation of cancer-targeting treatments, and we plan to develop PDCs independently and through research and development collaborations.

Our lead PDC candidate, CLR 131 is a small-molecule, targeted PDC™ designed to deliver cytotoxic radiation directly to cancer cells, while limiting exposure to healthy cells. CLR 131 was granted Orphan Drug designation and Fast Track designation for the treatment of multiple myeloma, a Fast Track designation for Diffuse large B-cell Lymphoma (“DLBCL”) and Orphan Drug and Rare Pediatric Disease designations (“RPDD”) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. CLR 131 is currently being evaluated in three clinical studies, a Phase 2 study, and two Phase 1 studies. The Phase 2 clinical study (CLOVER-1) is in relapsed or refractory (“R/R”) B-cell malignancies, including multiple myeloma (“MM”), chronic lymphocytic leukemia/small lymphocytic lymphoma (“CLL/SLL”), Waldenstrom’s macroglobulinemia or lymphoplasmacytic lymphoma (“LPL”), marginal zone lymphoma (“MZL”), mantle cell lymphoma (“MCL”), and DLBCL. We are also conducting a Phase 1 dose escalation study in patients with Relapsed or Refractory Multiple Myeloma (“R/R MM”) and a Phase 1 study in pediatric solid tumors and lymphoma.

In order to enhance the impact of our financial resources, we have focused our proprietary early stage research efforts on projects that we believe can provide the greatest near-term value. Our pipeline includes a PDC chemotherapeutic program in drug discovery, CLR 1900. The CLR 1900 Series is being targeted for solid tumors with a payload that inhibits mitosis (cell division) a validated pathway for treating cancers.

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

The PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery and the ability to target all types of tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells while increasing delivery to cancerous cells and cancer stem cells.

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

In 2014, the FDA granted orphan drug designation for CLR 131 for the treatment of multiple myeloma. In 2018, the FDA granted orphan drug and RPDDs for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The FDA may award priority review vouchers to sponsors of rare pediatric disease products that meet its specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” can receive a priority review voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, these priority review vouchers can be exchanged or sold to other companies for them to use the voucher. In May 2019, the FDA granted Fast Track designation for CLR 131 for the treatment of multiple myeloma and in July 2019 for the treatment of DLBCL.

Phase 2 Study in Patients with R/R select B-cell Malignancies

On July 9, 2019, we announced that the FDA had granted Fast Track Designation for CLR 131 in relapsed or refractory DLBCL. This indication is currently being evaluated in our ongoing Phase 2 CLOVER-1 clinical study in patients with relapsed or refractory select B-cell lymphomas.

On May 21, 2019, we announced that initial results from the third cohort of our ongoing Phase 2 CLOVER-1 study of CLR 131 have exceeded our pre-specified performance criteria. As a result, we intend to expand the number of CLL/SLL, LPL and MZL patients that will be enrolled in the cohort. We expect to report top-line data from the Phase 2 CLOVER-1 study in the fourth quarter of 2019.

On February 25, 2019 we announced positive top-line results from our ongoing Phase 2 clinical study of CLR 131. To date, CLR 131 has demonstrated activity in four different hematologic malignancies. In the relapse refractory multiple myeloma cohort of this Phase 2 study, patients were administered a single infusion up to 30 minutes of 25mCi/m2 and low dose dexamethasone (40mg weekly for up to 12 weeks). CLR 131 achieved a 30% overall response rate (“ORR”) in the first 10 evaluable patients. ORR means patients achieved a partial response or better. One patient had a very good partial response (a 90% or greater decrease in a surrogate marker) and two had partial responses (a 50% to 89% decrease in a surrogate marker) as defined by the International Myeloma Working Group. The patients in this cohort averaged six prior lines of systemic therapy. All patients in the multiple myeloma cohort achieved a minimum of stable disease for a disease control rate of 100%. As a result of these outcomes, we have expanded this cohort to include up to 30 additional patients. Historically, patients receiving 4th line chemotherapy treatment have shown a 15% (“RR”), and patients receiving 5th line chemotherapy have shown an 8% RR, whether dosed as mono-therapy or in combination. The historic multiple myeloma average treatment RR provided by line of therapy were obtained through Decision Resource Group, a global information and technology vendor specializing in healthcare data analysis utilizing over 12.5 billion U.S. insurance claims and 90 million electronic medical records.

Based upon Phase 1 data, the dosing of CLR 131 in this study was recently modified to a 37.5mCi/m2 fractionated dose administered 18.75mCi/m2 on days 1 and 8 which is approximately 50% more drug than the 25mCi/m2 single infusion. Based upon meeting eligibility requirements, patients can receive a second cycle of CLR 131 between day 75 and 180 post initial infusion.

In July 2018, we announced that after a single 25mCi/m2 IV administration of CLR 131, patients with relapsed/refractory aggressive DLBCL were assessed for response. These interim data showed a 33% ORR and a 50% clinical benefit response (“CBR”). In addition, the observed responses to date show overall tumor reduction ranged from 60% to greater than 90%. As a result of these favorable outcomes, we have expanded this cohort to include up to 30 additional patients. We also announced that a patient in the LPL or Waldenstrom’s macroglobulinemia arm showed a greater than 90% reduction in tumor burden and complete resolution in four of five masses with the fifth tumor being reduced by over 90% of its initial tumor volume after two doses of CLR 131 separated by 123 days. Efficacy for all lymphoma patients will be determined according to Lugano criteria.

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in R/R MM and other hematologic malignancies with unmet clinical need. These hematologic malignancies include CLL/SLL, MZL, LPL and DLBCL. The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is CBR, with additional endpoints of ORR, progression free survival (“PFS”), median overall survival (“OS”) and other markers of efficacy.

Phase 1 Study in Patients with Relapsed or Refractory Multiple Myeloma (“R/R MM”)

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 study in adult patients with R/R MM. To enroll in the trial, patients must have been refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study is a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (“FLC”), PFS and OS. All patients have been heavily pretreated with an average of 5 prior lines of therapy. CLR 131 was deemed by an independent data monitoring committee to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2. The four single dose cohorts examined were: 12.5 mCi/m2, 18.75 mCi/m2, 25 mCi/m2, and 31.25 mCi/m2, all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients that have been admitted to the second cohort, four achieved stable disease and one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30 minutes of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. On January 7, 2019, we announced that the pooled median Overall Survival (“mOS”) data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

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

Phase 1 Study in R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

On December 21, 2017 the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. On December 14, 2017, we filed an IND application for R/R Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors. The Phase 1 clinical study of CLR 131 is an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In 2018, the FDA granted orphan drug and a RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should any of these indications reach approval, the RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (“NDA”) or Biologic License Application (“BLA”) submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity.

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

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (“SOC”) for the treatment of a broad range of human cancers:

•	CLR 1800 Series was a collaborative PDC program with Pierre Fabre that expired in January 2019. The program has been successful in demonstrating improved tolerability and efficacy in multiple animal models. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, nontargeted payloads through the targeted delivery of the chemotherapeutic payload to cancer cells via our proprietary phospholipid ether delivery platform. The CLR 1800 Series remains under evaluation by the company as a number of PDC molecules have the potential to be progressed toward and into IND enabling studies.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in preclinical development and if the Company elects to progress any molecules further, we would select preferred candidates.

•	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a developer of antibody drug conjugates (“ADCs”). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes. The CLR 2000 Series has demonstrated improved safety, efficacy and tissue distribution with the cytotoxic payload. A candidate molecule and a back-up have been selected for further advancement.

•	CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc. (“Onconova”), that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical studies previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs, and both companies will have the option to advance compounds.

•	CLR 12120 Series is a collaborative PDC program with Orano Med for the development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether (PLE); the companies intend to evaluate the new PDCs in up to three oncology indications. Currently, this series has shown efficacy in the first two animals models tested.

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

Three Months Ended September 30, 2019 and 2018

Research and Development. Research and development expense for the three months ended September 30, 2019 was approximately $2,704,000 compared to approximately $1,996,000 for the three months ended September 30, 2018.

The following table is an approximate comparison summary of research and development costs for the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,
	2019	2018	Variance
Clinical project costs	$1,377,000	$415,000	$962,000
Manufacturing and related costs	677,000	164,000	513,000
Pre-clinical project costs	39,000	437,000	(398,000)
General research and development costs	611,000	980,000	(369,000)
	$2,704,000	$1,996,000	$708,000

The overall increase in research and development expense of $708,000, or 35%, was primarily a result of an increase in clinical project costs of approximately $962,000 related to the start-up of the pediatric study as well as an increase in patient recruitments for the ongoing clinical trials. Manufacturing and related costs also increased by approximately $513,000 as a result of an increase in patient recruitments for the ongoing clinical trials. The cost of pre-clinical studies decreased as some studies were concluding. The general research and development costs decreased as a result of a reduction in personnel.

General and Administrative. General and administrative expense for the three months ended September 30, 2019 was approximately $1,260,000, compared to approximately $1,092,000 in the three months ended September 30, 2018. The $168,000 or 15% increase was resulted from $96,000 in purchased services primarily related to consulting and legal fees, increases in public company expenses and rent in the amount of $105,000 offset by a decrease in accounting fees of $46,000.

Nine Months Ended September 30, 2019 and 2018

Research and Development. Research and development expense for the nine months ended September 30, 2019 was approximately $6,822,000 compared to approximately $5,799,000 for the nine months ended September 30, 2018.

The following table is a comparison summary of research and development costs for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019	2018	Variance
Clinical project costs	$2,690,000	$999,000	$1,691,000
Manufacturing and related costs	2,321,000	1,214,000	1,107,000
Pre-clinical project costs	285,000	1,453,000	(1,168,000)
General research and development costs	1,526,000	2,133,000	(607,000)
	$6,822,000	$5,799,000	$1,023,000

The overall increase in research and development expense of approximately $1,023,000, or 18%, was primarily attributable to an increase in clinical project costs of approximately $1,691,000 primarily related to the startup of the pediatric study as well as an increase in patient recruitments for the ongoing clinical trials. Manufacturing and related costs also increased by approximately $1,107,000 as a result of an increase in patient recruitments for the ongoing clinical trials. The cost of pre-clinical studies decreased as some studies were concluding. The general research and development costs decreased as a result of a decrease in personnel.

General and Administrative. General and administrative expense for the nine months ended September 30, 2019 was approximately $3,972,000, compared to approximately $3,647,000 in the nine months ended September 30, 2018. The increase of approximately $325,000, or 9%, primarily the result of $153,000 in personnel related costs and $311,000 in public company expenses, rent and depreciation. These costs were offset by decrease in accounting fees of approximately $55,000 and restructuring charges of approximately $81,000.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of approximately $13,302,000 compared to $13,310,000 as of December 31, 2018. This increase was due to the approximately $9,000,000 of net proceeds received in connection with the May 20, 2019 public and private offerings. Net cash used in operating activities was approximately $9,013,000 during the nine months ended September 30, 2019, as compared to $8,699,000 used during the nine months ended September 30, 2018.

Our cash requirements have historically been for our research and development activities, clinical trials, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of September 30, 2019, we had an accumulated deficit of approximately $108,301,000.

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

We believe that the cash balance is adequate to fund our budgeted operations for at least 12 months from the filing of these financial statements and into the first quarter 2021. However, our future results of operations involve significant risks and uncertainties. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity. Because we have had recurring losses and negative cash flows from operating activities, and in light of our expected expenditures, the report of our independent auditors with respect to the financial statements as of December 31, 2018 and for the year ended December 31, 2018 contains an explanatory paragraph as to the potential inability to continue as a going concern. This opinion indicated at that time, that substantial doubt existed regarding our ability to remain in business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2019, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At September 30, 2019, our consolidated cash balance was approximately $13.3 million. We believe our cash balance at September 30, 2019, is adequate to fund operations at budgeted levels into the first quarter 2021. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan into the first quarter 2021 and beyond depends on our ability to control costs and obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We continue to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of September 30, 2019, we had a stockholders’ equity of approximately $12,231,000. The net loss for the nine months ended September 30, 2019 was approximately $10,713,000, and we may never achieve profitability.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Employment Agreement between the Company and Dov Elefant dated August 15, 2019		8-K	August 15, 2019	10.1
10.2 *	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated November 10, 2019	X
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 12, 2019	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer