Form 10-K
period 2019-12-31
Cellectar Biosciences, Inc.
filed 2020-03-09
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-119366

CELLECTAR BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	04-3321804
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

100 Campus Drive

Florham Park, New Jersey 07932

(Address of principal executive offices, including zip code)

(608) 441-8120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 Warrant to purchase common stock, expiring April 20, 2021	CLRB CLRBZ	NASDAQ Capital Market NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019 was $20,261,506.

As of February 24, 2020, there were 9,396,022 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1800 series, CLR 1900 series, CLR 2000 series, CLR 2100 series, CLR 2200 series and CLR 12120;

•	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™

•	our ability to maintain orphan drug designation in the U.S. for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;

•	any disruptions at our sole supplier of CLR 131;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our enhancement and consumption of current resources along with ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

Business Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We are developing proprietary drugs independently and through research and development collaborations. Our core objective is to leverage our proprietary phospholipid drug conjugate™ (PDC™) delivery platform to develop PDCs that specifically target cancer cells, delivering improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations.

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatment options. CLR 131 is the company’s lead product candidate and is currently being evaluated in a Phase 2 study in relapsed/refractory (r/r) malignancies, including multiple myeloma (MM), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), lymphoplasmacytic lymphoma/Waldenstrom’s macroglobulinemia (LPL/WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), and diffuse large B-cell lymphoma (DLBCL). CLR 131 is also being evaluated in two Phase 1 dose escalation studies, one in r/r MM and one in pediatric solid tumors and lymphoma. The U.S. Food and Drug Administration (“FDA”) granted CLR 131 Fast Track Designation for both r/r MM and r/r DLBCL and Orphan Drug Designation (ODD) of MM, LPL/WM, neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. CLR 131 was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Most recently, the European Commission granted an ODD for r/r MM.

Our product pipeline also includes one preclinical PDC chemotherapeutic program (CLR 1900) and several partnered PDC assets. The CLR 1900 Series is being targeted for solid tumors with a payload that inhibits mitosis (cell division) a validated pathway for treating cancers.

We have leveraged our PDC platform to establish four collaborations featuring five unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, a primary tumor, or a metastatic tumor and cancer stem cells. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor cycle. Tumor cells modify specific regions on the cell surface as a result of the utilization of this metabolic pathway. Our PDCs bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate over time, which enhances drug efficacy, and to avoid the specialized highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver molecules that previously could not be delivered. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are expressed in limited in the total numbers on the cell surface, have longer cycling time from internalization to being present on the cell surface again upon binding and are not present on all tumor cells of a particular cancer type. This means a subpopulation of tumor cells always exist that cannot be targeted by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the ability to conjugate payload molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

The PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery and the ability to target all types of tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while also reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. Our iterative process allows us to rapidly and systematically produce multiple generations of incrementally improved targeted drug candidates.

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, CLR 131 is a small-molecule, PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatment and treatments in development. CLR 131 is currently being evaluated in a Phase 2 study in r/r B-cell lymphomas, and two Phase 1 dose-escalating clinical studies, one in r/r MM and one in r/r pediatric solid tumors and lymphoma. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. Initiated in March 2017, the primary goal of the Phase 2 study is to assess the compound’s efficacy in a broad range of hematologic cancers. The Phase 1 study is designed to assess the compound’s safety and tolerability in patients with r/r MM (to determine maximum tolerated dose) and was initiated in April 2015. The FDA previously accepted our IND application for a Phase 1 open-label, dose escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. This study was initiated during the first quarter of 2019. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act.

In December 2014, the FDA granted ODD for CLR 131 for the treatment of MM. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. In 2018, the FDA granted ODD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The FDA may award priority review vouchers to sponsors of rare pediatric disease products that meet its specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a priority review voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, these priority review vouchers can be exchanged or sold to other companies for them to use the voucher. In May 2019, the FDA granted Fast Track designation for CLR 131 for the treatment of multiple myeloma in July 2019 for the treatment of DLBCL, in September, CLR 131 received Orphan Drug Designation from the European Union for Multiple Myeloma, and in January 2020, CLR 131 the FDA granted Orphan Drug Designation for CLR 131 in lymphoplasmacytic lymphoma (LPL).

Phase 2 Study in Patients with r/r select B-Cell Malignancies

In February 2020, we announced positive data from our Phase 2 CLOVER-1 study in patients with relapsed/refractory B-cell lymphomas. Relapsed/Refractory MM and non-Hodgkin lymphoma (NHL) patients were treated with three different doses (<50mCi, ~50mCi and ~75mCi total body dose (TBD). The <50mCi total body dose was a deliberately planned sub-therapeutic dose. CLR 131 achieved the primary endpoint for the study. Patients with r/r MM who received the highest dose of CLR 131 showed a 42.8% overall response rate (ORR). Those who received ~50mCi TBD had a 26.3% ORR with a combined rate of 34.5% ORR (n=33) while maintaining a well-tolerated safety profile. Patients in the studies were elderly with a median age of 70, and heavily pre-treated, with a median of five prior lines of treatment (range: 3 to 17), which included immunomodulatory drugs, proteasome inhibitors and CD38 antibodies for the majority of patients. Additionally, a majority of the patients (53%) were quad refractory or greater and 44% of all treated multiple myeloma patients were triple class refractory. 100% of all evaluable patients (n=43) achieved clinical benefit (primary outcome measure) as defined by having stable disease or better. 85.7% of multiple myeloma patients receiving the higher total body dose levels of CLR 131 experienced tumor reduction. The 75mCi TBD demonstrated positive activity in both high-risk patients and triple class refractory patients with a 50% and 33% ORR, respectively.

Patients with r/r NHL who received ~50mCi TBD and the ~75mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a complete response (CR), which continues at nearly 24 months post-treatment. The ORR for CLL/SLL/MZL patients was 33%. Current data from our Phase 2 CLOVER-1 clinical study show that four LPL/WM patients demonstrated 100% ORR with one patient achieving a CR which continues at nearly 27 months post-treatment. This may represent an important improvement in the treatment of relapsed/refractory LPL/WM as no approved or late-stage development treatments for second- and third-line patients have reported a CR. LPL/WM is a rare, indolent and incurable form of NHL that is comprised of a niche patient population in need of new and better treatment options.

The most frequently reported adverse events in r/r MM patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events have not increased as doses were increased and the profile of cytopenias remains consistent. Importantly, these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade. Based upon CLR 131 being well tolerated across all dose groups and the profound responses, especially in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the study has been expanded to test a two-cycle dosing optimization regimen of CLR 131.

In July 2018, we announced that after a single 25mCi/m2 IV administration of CLR 131, patients with relapsed/refractory aggressive DLBCL were assessed for response. These interim data show a 33% ORR and a 50% clinical benefit response (CBR). In addition, the observed responses to date show overall tumor reduction ranged from 60% to greater than 90%. As a result of these favorable outcomes, we have expanded this cohort to include up to 30 additional patients. We also announced that a patient in the lymphoplasmacytic lymphoma (LPL) arm with advanced Waldenstrom macroglobulinema showed a 94% reduction in tumor burden and complete resolution in four of five targeted masses after two doses of CLR 131 separated by 123 days.

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in r/r MM and other niche hematologic malignancies with unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma and DLBCL. The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is CBR, with additional endpoints of ORR, PFS, median Overall Survival (mOS) and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later. Based on the performance results from Cohort 5 of our Phase 1 study in patients with r/r MM, reviewed below, we have modified the dosing regimen of this study to a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8.

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study demonstrated that CLR 131 was safe and tolerated at total body doses of >80mCi in r/r multiple myeloma (MM), The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of CLR 131 administered as a 30-minute I.V. infusion, either as a single bolus dose or as two fractionated doses. The r/r multiple myeloma patients in this study received doses ranging from ≤25mCi to >80mCi total body dose. To date, an independent Data Monitoring Committee determined that all doses have been safe and well-tolerated by patients.

CLR 131 in combination with dexamethasone is currently under investigation in a Phase 1 study in adult patients with r/r MM. Patients must have been refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study is a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain FLC, PFS and OS. All patients have been heavily pretreated with an average of five prior lines of therapy. CLR 131 was deemed by an Independent Data Monitoring Committee (IDMC) to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, four achieved stable disease and one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30-minutes of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

The first fractionated dose cohort was cohort 5 in which patients received a 31.25mCi/m2 fractionated dose administered 15.625mCi/m2 (~31mCi TBD) on days 1 and 8. Results from cohort 5 indicated enhanced tolerability and safety in comparison to cohort 4 despite an 18% increase in average total dose from 55.29 mCi to 65.15 mCi of CLR 131. Patients in cohort 5 required less supportive care such as transfusions of platelets or packed red blood cells than seen in previous cohorts. Similar to previous cohorts, patients experienced few off-target adverse events, i.e. no peripheral neuropathy, embolisms, gastrointestinal upset, etc. Furthermore, surrogate efficacy markers demonstrated that patients in cohort 5 monitored by M-protein showed a nearly 50% further reduction in M-Protein than seen in cohort 4. Based on these results, on December 4, 2018 the IDMC recommended, advancement to a sixth cohort. Cohort 6 was initiated in late December 2018 where patients received a 37.5mCi/m2 fractionated dose administered 18.75mCi/m2 (~37.5mCi TBD) on days 1 and 8.

In May 2019, we announced initial results from cohort 6 in our ongoing Phase 1 clinical study with CLR 131 in R/R MM. The 37.5mCi/m2 fractionated dose was determined to be safe and tolerable by the IDMC. Data from cohort 6 showed improved efficacy and a clear dose response compared to prior cohorts, including a 50% partial response rate, a 50% minimal response rate and 100% disease control rate. Following the determination, we initiated a cohort 7 utilizing a 40mCi/m2 fractionated dose administered 20mCi/m2 (~40mCi TBD) on days 1 and day 8. Cohort 7 completed enrollment. Currently, some patients remain within the evaluation period with the drug being deemed to be safe and tolerable. The International Myeloma Working Group defines a partial response as a 50% to 89.9% reduction in the marker of disease and minimal response as 25% to 49.9% reduction in the marker of disease. One patient achieved a minimal response with a 48% reduction in their disease marker.

In May 2019, we announced that the FDA granted Fast Track Designation for CLR 131 in fourth line or later r/r MM. CLR 131 is our small-molecule radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. It is currently being evaluated in our ongoing CLOVER-1 Phase 2 clinical study in patients with relapsed or refractory multiple myeloma and other select B-cell lymphomas.

Phase 1 Study in r/r Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors.

In December 2017 the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. In December 2017, we filed an IND application for r/r pediatric patients with select solid tumors, lymphomas and malignant brain tumors. The Phase 1 clinical study of CLR 131 is an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In 2018, the FDA granted OD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should any of these indications reach approval, the RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (“NDA”) or Biologic License Application (“BLA”) submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity.

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of CLR 131 in various animal HNC models and initiated the first human clinical trial enrolling up to 30 patients combining CLR 131 and external beam radiation with recurrent HNC in Q4 2019.

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (“SOC”) for the treatment of a broad range of human cancers:

•	CLR 1800 Series was a collaborative PDC program with Pierre Fabre that expired in January 2019. The program has been successful in demonstrating improved tolerability and efficacy in multiple animal models. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, nontargeted payloads through the targeted delivery of the chemotherapeutic payload to cancer cells via our proprietary phospholipid ether delivery platform. The CLR 1800 Series remains under evaluation by us as a number of PDC molecules have the potential to be progressed toward and into IND enabling studies.

•	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development and if we elect to progress any molecules further, we will select preferred candidates.

•	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a developer of antibody drug conjugates (“ADCs”). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes. The CLR 2000 Series has demonstrated improved safety, efficacy and tissue distribution with the cytotoxic payload in animal models. A candidate molecule and a back-up have been selected for further advancement.

•	CLR 2100 and 2200 Series are collaborative PDC programs with Onconova Therapeutics, Inc., or Onconova, that we entered into in September 2017. Onconova is a biotechnology company specializing in the discovery and development of novel small molecule cancer therapies. The collaboration is structured such that we will design and develop a series of PDCs utilizing different small molecules that Onconova was developing as payloads with the intent to show improved targeting and specificity to the tumor. At least one of the molecules was taken into Phase 1 clinical studies previously by Onconova. We would own all new intellectual property associated with the design of the new PDCs, and both companies will have the option to advance compounds.

•	CLR 12120 Series is a collaborative PDC program with Orano Med for the development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether; the companies intend to evaluate the new PDCs in up to three oncology indications. Currently this series has shown efficacy in the first two animal models tested.

Technology Overview

Our product candidates are based on a cancer-targeting delivery platform of optimized phospholipid ether (PLE) analogs (phospholipid ether proprietary delivery vehicle) that interact with lipid rafts. Lipid rafts are specialized regions of a cell’s membrane phospholipid bilayer that contain high concentrations of cholesterol and sphingolipids and serve to organize cell surface and intracellular signaling molecules. As a result of enrichment and stabilization of lipid rafts in cancer cells, including cancer stem cells, our product candidates provide selective targeting preferentially to cancer cells over normal healthy cells. The cancer-targeting PLE delivery vehicle was deliberately designed to be combined with therapeutic, diagnostic and imaging molecules. For example, the cytotoxic radioisotope, iodine-131 can be attached via a stable covalent bond to the PLE resulting in our lead PDC, CLR 131. Non-radioactive molecules, including many classes of small molecule chemotherapeutic compounds, peptides and other molecules can also be attached to the delivery vehicle.

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

Products in Development

CLR 131

CLR 131 is a small-molecule, cancer-targeting molecular radiotherapeutic PDC that we believe has the potential to be the first radiotherapeutic agent to use PLEs to target cancer cells. CLR 131 is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid, pediatric tumors and other cancer types including NHL. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides CLR 131 with anti-cancer activity. Selective uptake and retention have been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting anti-cancer activity.

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

In 2009, we filed an IND with the FDA to study CLR 131 in humans. In February 2010, we completed a Phase 1 dosimetry study with a single intravenous dose of 10 mCi/m2 CLR 131 in eight patients with relapsed/refractory advanced solid tumors. Single doses of CLR 131 were tolerated and the reported adverse events were all considered minimal, manageable and either not dose limiting or not related to CLR 131. There were no serious adverse events reported. Analysis of total body imaging and blood and urine samples collected over 42 days following injection indicated that doses of CLR 131 expected to be therapeutically effective could be administered without harming vital organs. Two subjects (one with colorectal cancer metastasized to lung and another with prostate cancer) had tumors that were imaged with 3D nuclear scanning (SPECT/CT) on day 6 after administration of CLR 131. Uptake of CLR 131 into tumor tissue (but not adjacent normal tissue or bone marrow) was clearly demonstrated in both subjects. Confirming animal studies, pharmacokinetic analyses demonstrated a prolonged half-life of radioactivity in the plasma after CLR 131 administration (approximately 200 hours) and that there was no significant variation in excretion or radiation dosimetry among subjects. The study established an initial dose of 12.5 mCi/m2, for the Phase 1b escalating dose study that commenced in January 2012.

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

In view of CLR 131’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), we are initially developing CLR 131 as a monotherapy for cancer indications with significant unmet medical need. While a number of indications were evaluated as the initial target treatment, multiple myeloma was selected principally because it is an incurable hematologic disease that is highly radiosensitive, with significant unmet medical need in the relapse or refractory clinical setting and is designated as an orphan disease. As a result, this may provide an accelerated regulatory pathway due to CLR 131’s unique benefits such as a novel mechanism of action, ease of administration, and positive benefit/risk profile potential in various high unmet cancer populations. The IND application for multiple myeloma was accepted by the FDA in September 2014. In December 2014, the FDA granted ODD for CLR 131 for the treatment of multiple myeloma. We initiated our Phase 1 Study of CLR 131 for the treatment of r/r MM in April 2015 and have provided periodic clinical updates. CLR 131 is being evaluated as a monotherapy and will subsequently be explored as a combination therapy with chemotherapeutic agents, immunomodulatory agents and in combination with external beam radiotherapy.

In September 2017, we announced results for Cohort 4 showing that a single 30-minute infusion of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced clinical benefit with one patient achieving a partial response (“PR”). We are monitoring response rates via surrogate markers of efficacy including M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. For all of the patients receiving the single dose, CLR 131 was the third line of treatment or later. We have recently converted the Phase 1a clinical data (single CLR 131 dose) to pooled data for presentation of the total performance of the results to date. On January 7, 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. Based on the safety observed to date as well as various efficacy signals, including reductions in M protein and FLC and a pooled mOS that has not yet been reached, the study protocol was modified for cohort 5 to introduce a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8 to further determine the optimal dose-range for CLR 131. Results from Cohort 5 indicate enhanced tolerability and safety in comparison to Cohort 4 despite an 18% increase in total average dose from 55.29 mCi to 65.15 mCi of CLR 131. Patients in Cohort 5 required less supportive care such as transfusions of platelets or packed red blood cells than seen in previous cohorts. Furthermore, a review of surrogate efficacy markers demonstrated that patients in Cohort 5 monitored by M-protein showed a nearly 50% further reduction in M-Protein than seen in Cohort 4. Based on the results and an IDMC, on December 4, 2018 we initiated a sixth cohort using a fractionated two dose regimen of 18.75 mCi/m2 administered one week apart.

CLR 131 is also being evaluated in a Phase 2 clinical study examining r/r MM patients as well as selected other B-cell hematological malignancies. Patients will receive a 25 mCi/m2 dose infused over approximately 30 minutes with the option of a second 25 mCi/m2 dose 75-180 days later based on physician assessment. Based on the performance results from Cohort 5 of our Phase 1 study in patients with r/r MM, reviewed below, we modified the dosing regimen of this study to a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8. This study is partially funded through a $2,000,000 Fast Track NCI SBIR award which was granted in July 2016.

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

In December 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 clinical study of CLR 131 is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In 2018, the FDA a granted ODD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should any of these indications reach approval, the RPDD may enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive Priority Review for a future NDA or BLA submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity. We plan to initiate this Phase 1 study in 2019, at 3-5 pediatric cancer centers within and possibly outside the US.

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

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma is the second most common hematologic cancer with a U.S. incidence rate and a relapse or refractory patient population of 10,000 to 15,000. The Decision Resources Group in 2016 estimated the multiple myeloma dollar market size to be over $17B in 2018 and is forecasted to increase to nearly $27B in 2023. The increase in drug sales over this period will be mainly driven by the increasing incidence of multiple myeloma in each of the seven key markets with the U.S. market remaining the largest potential market. It is believed the largest growth will occur in patients receiving at least three lines of treatment due to the expanding elderly population, increases in treatment population and increasing rates of survival from earlier lines of treatment. According to data obtained from Decision Resource Group, over 40% of patients in later lines of therapy while eligible, refuse treatment due to higher treatment failure, severity of adverse events and difficulty of treatment dosing regimen. The average response rates for patients receiving their fourth- and fifth-line treatment are 15% and 8% response rates respectively. Additionally, the mOS for these patients also decreases by line of therapy and is less than 9 months post third-line treatment.

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

In January 2018, we initiated the planned shutdown of our radiopharmaceutical manufacturing facility in Madison, Wisconsin. This facility was designed to provide pilot and small-scale production of our lead clinical program CLR 131. In December 2017, we transferred the manufacturing of CLR 131 to Centre for Probe Development and Commercialization (”CPDC”), a validated Current Good Manufacturing Practices (“cGMPs”) manufacturing organization specializing in radiopharmaceuticals, as our exclusive source to supply drug product for our ongoing research and clinical studies, including our Phase 1 and Phase 2 studies of CLR 131. We believe that CPDC and our other third-party manufactures have the ability to supply large scale clinical and commercial scale material.

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

CLR 131

We have taken a broad approach to creating market exclusivity for CLR 131 both within the U.S., and globally, including all major markets. This approach includes numerous patents, patent applications and regulatory filings to provide maximum market exclusivity. Our patent portfolio for CLR 131 includes all of the typical filings as well as unique methods of use, methods of manufacturing, use in combinations, use to treat cancer stem cells, novel formulations, etc. In addition, to our patents, we were granted orphan designation for CLR 131 for the treatment of multiple myeloma by the FDA in December 2014 and expect to file additional orphan designations for other rare diseases. We continue to evaluate CLR 131 in additional hematologic and solid tumor orphan designated indications. Our patents have a variety expected expiry with some potentially being extended on a country-by-country basis. In 2018, the FDA a granted orphan drug and a Rare Pediatric Disease Designation (RPDD) for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. We initiated a Phase 1 study in 2019.

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

Licenses / Collaborations

In August 2018, we entered into a collaboration with Orano Med for the development of novel PDCs utilizing Orano Med’s alpha emitter lead-212 conjugated to our phospholipid ether; the companies intend to evaluate the new PDCs in up to three oncology indications.

In September 2017, we entered into an arrangement with Onconova Therapeutics, Inc. (Onconova). Under this arrangement, Onconova will provide us a selection of its proprietary compounds. We will use our proprietary technology to perform research studies on such compounds with the goal of developing new conjugates. We agreed to perform the studies within 24 months. We granted Onconova an exclusive option to acquire a royalty-bearing license with respect to each conjugate developed. In the event an executed license agreement for a particular conjugate is not obtained, then Onconova’s exclusive option shall terminate with respect to such conjugate.

In July 2017, we entered into an arrangement with Avicenna Oncology GMBH (Avicenna). Under this arrangement, Avicenna will provide us a selection of its proprietary toxins. We will use our proprietary conjugation capabilities to proceed with the conjugation in order to obtain PDCs. We will process various in vitro and in cellulo screening against such PDCs to develop new conjugates. We granted Avicenna an exclusive option to acquire an exclusive license to our intellectual property with respect to each conjugate developed. In the event the parties cannot reach agreement on the terms of a definitive agreement despite good faith negotiations, Avicenna’s exclusive option terminates as to such conjugate. Avicenna also granted to us an exclusive option to acquire an exclusive license to its intellectual property with respect to the material provided. In the event the parties do not reach agreement on the terms of a definitive agreement, our exclusive option terminates as to the material of Avicenna.

In December 2015, we entered into an arrangement with Institut de Recherche Pierre Fabre (IRPF). Pierre Fabre is the third largest French pharmaceutical company with an extensive oncology research and development infrastructure. The objective of the collaboration is to leverage our expertise in conjugation, linker chemistry and phospholipid ether chemistry to codesign a library of PDCs employing Pierre Fabre’s chemotherapeutics. The newly developed PDCs may provide enhanced therapeutic indices to otherwise highly potent, nontargeted payloads through the targeted delivery to cancer cells provided by our proprietary phospholipid ether delivery platform. Research progress has been achieved, including the demonstration of improved tolerability in animal models. Our agreement with Pierre Fabre expired in January 2019, however, we are still evaluating the program as a number of PDC molecules are eligible for further development and potentially to be progressed to IND enabling studies.

Research and Development

Our primary activity to date has been research and development. The research had historically been conducted at our facility in Madison, Wisconsin and through third-party laboratories and academic universities. Starting in 2018, we no longer used the facility in Madison, Wisconsin for these activities. The clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit spend and fixed costs. Our research and development expenses were approximately $8,996,000 and $6,835,000 for 2019 and 2018, respectively.

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

Employees

As of December 31, 2019, we had eight employees, all of whom are full-time employees.

Legal Proceedings

We are a party to proceedings in the ordinary course of business, however we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Corporate Information

Cellectar Biosciences, Inc., formerly known as Novelos Therapeutics, Inc., was incorporated in Delaware in June 1996. On April 8, 2011, we entered into a business combination with Cellectar, Inc., a privately held Wisconsin corporation that designed and developed products to detect, treat and monitor a wide variety of human cancers. On February 11, 2014, we changed our name to Cellectar Biosciences, Inc. Our common stock is listed on the Nasdaq Capital Market under the symbol CLRB.

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

We expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2019, our consolidated cash balance was approximately $10.6 million. We believe our cash balance at December 31, 2019, is adequate to fund operations at budgeted levels into the first quarter of 2021. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical studies, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

Our capital requirements and our ability to meet them depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of our research and development programs;

•	progress with preclinical studies and clinical studies;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;

•	costs involved in establishing manufacturing capabilities for clinical study and commercial quantities of our drugs;

•	competing technological and market developments;

•	claims or enforcement actions with respect to our products or operations;

•	market acceptance of our products;

•	costs for recruiting and retaining management, employees and consultants;

•	our ability to manage computer system failures or security breaches;

•	costs for educating physicians regarding the application and use of our products;

•	whether we are able to maintain our listing on a national exchange;

•	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus, cyber-attacks and general instability; and

•	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

As of December 31, 2019, we had working capital of approximately $8.6 million and stockholders’ equity of approximately $9.1 million. For the period from our inception in November 2002 until the business combination with Novelos Therapeutics, Inc. on April 8, 2011, and thereafter through December 31, 2019, we incurred aggregate net losses of approximately $111.7 million. The net loss for the year ended December 31, 2019, was approximately $14.1 million. We may never achieve profitability.

Our financial statements as of December 31, 2019, were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2019 financial statements, in its report, included an explanatory paragraph referring to our recurring losses since inception and expressed substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and ultimately generate revenue.

We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators, including potential disruptions at our sole source supplier of CLR 131, Centre for Probe Development and Commercialization, CPDC, may impede our ability to gain FDA approval and delay or impair commercialization of any products.

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

Our success depends to a significant degree on the continued services of our executive officers, including our Chief Executive Officer, James V. Caruso. Our management and other employees may voluntarily terminate their employment with us at any time, and there can be no assurance that these individuals will continue to provide services to us. Our success will depend on our ability to attract and retain highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our research and development activities and the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and abroad. Before receiving approval to market our proposed products by the FDA, we will have to demonstrate that our products are safe and effective for the patient population for the diseases that are to be treated. Clinical studies, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug, and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacturing, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical studies and regulatory approval can take many years to accomplish and require the expenditure of substantial financial, managerial and other resources.

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

We expect to file for ODD or other regulatory designations (fast track, break-through, priority review, etc.) as appropriate for our product candidates. Orphan drug status confers seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act in the U.S., and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted ODD in the U.S. for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma. While we have been granted this orphan designation, we will not be able to rely on it to exclude other companies from manufacturing or selling products using the same principal molecular structural features for the same indication beyond these timeframes without our patent portfolio. For any product candidate for which we have been or will be granted ODD in a particular indication, it is possible that another company also holding ODD for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we were the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product or deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted ODD, or for other indications if not for our patent portfolio, or for the use of other types of products in the same indications as our orphan product. Furthermore, although the ODD and exclusivity are in effect right now, the FDA has the authority to modify this assessment at any time.

The FDA has granted rare pediatric disease designation, RPDD, to CLR 131 for treatment of neuroblastoma and rhabdomyosarcoma; however, we may not be able to realize any value from such designation.

Our CLR 131 compound has received RPDD designation from the FDA for the treatment of neuroblastoma, rhabdomyosarcoma, osteosarcoma and Ewing’s sarcoma. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, upon the approval of an NDA or a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher or that it will result in a faster development process, review or approval for a subsequent marketing application. Further, this program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for CLR 131 and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a Priority Review Voucher.

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

Conflicts, military actions, terrorist attacks, natural disasters. public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus, cyber-attacks and general instability could adversely affect our business.

Conflicts, military actions, terrorist attacks, natural disasters and public health crises have precipitated economic instability and turmoil in financial markets. Instability and turmoil may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action, acts of terrorism, public health crises or cyber-attacks may impact our operations or those of our suppliers. Accordingly, any conflict, military action, terrorist attack, public health crises or cyber-attack that impacts us or any of our suppliers, could have a material adverse effect on our business, liquidity, prospects, financial condition and results of operations.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their current or former employers.

As is common in the biotechnology and pharmaceutical industry, we engage individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors or who are employed by academic research institutions. Although no claims against us are currently pending, we may be subject to claims that we, or these employees, have used or disclosed trade secrets or other proprietary information of their current or former employers, either inadvertently or otherwise. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

We lease administrative office space in Florham Park, New Jersey and Madison, Wisconsin. The space in New Jersey consists of approximately 4,000 square feet and is rented for approximately $12,500 per month under an agreement that expires on February 29, 2024, subject to one five-year extension. The space in Wisconsin consists of approximately 300 square feet and is rented for approximately $3,300 per month under an agreement that expires on August 31, 2020.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the NASDAQ Capital Market under the ticker symbol CLRB.

On February 24, 2020 there were 258 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

Equity compensation plans

During 2015, we issued 3,750 options to our Chief Executive Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vested annually over four years and expire ten years after the date of grant. During 2016, we issued 7,500 options to our Chief Business Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vested annually over three years and expire ten years after the date of grant. During 2019, we issued 90,000 options to our Chief Financial Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vest annually over three years and expire ten years after the date of grant. For all option issuances, the option price per share is not less than the fair market value of our common stock on the date of grant.

The following table provides information as of December 31, 2019 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options and rights (#)	Weighted-average exercise price of outstanding options and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	509,464	$5.34	449,435

Equity compensation plans not approved by stockholders	101,250	$14.01	n/a

Total	610,714	$6.77	449,435

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We are developing proprietary drugs independently and through research and development collaborations. Our core objective is to leverage our proprietary PDCs delivery platform to develop PDCs that specifically target cancer cells, delivering improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs independently and through research and development collaborations.

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this differentiates CLR 131 from many traditional on-market treatment options. CLR 131 is currently being evaluated in a Phase 2 study in relapsed/refractory (r/r) malignancies, including multiple myeloma (MM), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), lymphoplasmacytic lymphoma/Waldenstrom’s macroglobulinemia (LPL/WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), and diffuse large B-cell lymphoma (DLBCL) and two Phase 1 dose escalation studies, one r/r in multiple myeloma and one in pediatric solid tumors and lymphoma.

Our product pipeline also includes one preclinical PDC chemotherapeutic program (CLR 1900) and several partnered PDC assets. The CLR 1900 Series is being targeted for solid tumors with a payload that inhibits mitosis (cell division) a validated pathway for treating cancers.

Results of Operations

Research and development expense. Research and development expense consists of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include cost of manufacturing materials, fees paid to contract research organizations, fees paid to medical institutions for clinical studies, and costs to secure intellectual property. We analyze our research and development expenses based on four categories as follows: clinical projects, manufacturing and related, preclinical projects, and general fixed and overhead costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs, and patent costs.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees, and professional fees for legal and accounting services.

Twelve Months Ended December 31, 2019 and 2018

Research and Development. Research and development expense for the year ended December 31, 2019 was approximately $8,996,000 compared to approximately $6,835,000 for the year ended December 31, 2018.

The following table is a comparison summary of research and development costs for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019	2018	Variance
Clinical project costs	$3,629,000	$1,220,000	$2,409,000
Manufacturing and related costs	2,772,000	1,419,000	1,353,000
Pre-clinical project costs	323,000	1,926,000	(1,603,000)
General research and development costs	2,272,000	2,270,000	2,000
	$8,996,000	$6,835,000	$2,161,000

The overall increase in research and development expense of approximately $2,161,000, or 32%, was primarily attributable to an increase in clinical project costs of approximately $2,409,000 largely related to the startup of the pediatric study as well as an increase in patient recruitments for the ongoing clinical trials. Manufacturing and related costs also increased by approximately $1,353,000 as a result of the increase in patient recruitments for the ongoing clinical trials. The pre-clinical studies decreased as some studies were concluded. The general research and development costs remained consistent.

General and Administrative. General and administrative expense for the year ended December 31, 2019 was approximately $5,183,000 compared to approximately $4,820,000 in 2018. The increase of $363,000, or 8%, in general and administrative costs was primarily related to an increase of approximately $208,000 in personnel and consulting costs and an approximate $312,000 increase related to public company expenses, rent and depreciation. These costs were offset by a decrease in accounting fees of approximately $93,000 and restructuring charges of approximately $81,000.

Impairment of Goodwill. During the year ended December 31, 2018, we determined the entire carrying value of our goodwill was impaired, resulting in an impairment charge of approximately $1,675,000. We decided to bypass the qualitative assessment and proceeded to the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount. We used our market capitalization as of December 31, 2018 to assess our fair value. Enterprise market capitalization was determined based on stock price and taking into consideration recent stock price trends.

Gain on Revaluation of Derivative Warrants. We recorded a gain on the revaluation of derivative warrants of approximately $43,000 in 2019 and $62,000 in 2018. These amounts, which are non-cash in nature, represent the change in fair value (resulting primarily from changes in the Company’s stock price, and reduced remaining time over which the warrants will remain outstanding), during the respective period, of outstanding warrants which were classified as liabilities because they contain a certain type of cash settlement provision or a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants. At December 31, 2018, these warrants represented the only outstanding derivative instruments issued or held by the Company and expired on August 20, 2019.

Interest income (expense), net. Interest income, net, for the year ended December 31, 2019 was approximately $43,000, as compared to approximately $30,000 for the year ended December 31, 2018. The increase is due to an increase in the average balance of our cash equivalents in 2019.

Deemed Dividend on Preferred Stock. During the year ended December 31, 2018, we closed on equity offerings that included the issuance of preferred stock that included a beneficial conversion feature (“BCF”) which is also reflected as a deemed dividend. The deemed dividend of approximately $2,242,000, or $0.76 per share, for the year ended December 31, 2018 has been included in the calculation of net loss attributable to common stockholders of approximately $15,481,000 for the year ended December 31, 2018. For the year ended December 31, 2019, there was no deemed dividend.

Liquidity and Capital Resources

Year ended December 31, 2019 Compared to Year Ended December 31, 2018

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $10.6 million compared to $13.3 million at December 31, 2018. The decrease was largely attributable to net cash received from financing activities of approximately $9.0 million, offset by cash used in operating activities of $11.7 million and cash used in investing activities of approximately $25,000.

Cash provided from financing activities of approximately $9.0 million was due to the net proceeds we received from the sale of our common stock. In May 2019 we issued and sold 1,982,000 shares of common stock at an offering price of $2.50 per share. In a concurrent private placement, we issued to the purchasers of our common stock, Series F warrants to purchase an aggregate of 1,982,000 shares of common stock. The Series F warrants were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40. In a separate concurrent private placement transaction, we sold 2,018,000 shares of common stock together with Series G warrants to purchase an aggregate of up to 2,018,000 shares of common stock. The shares of common stock and Series G warrants were priced at $2.50 per fixed combination. The warrants sold in the private placement, were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40.

Cash used in operating activities of approximately $11.7 million was largely due to funding of our research and development programs and general and administrative expenses.

Cash used in investing activities of $25,000 was due to the purchase of computer hardware.

Liquidity Outlook

Because we have had recurring losses and negative cash flows from operating activities, and in light of our expected expenditures, the report of our independent auditors with respect to the financial statements as of December 31, 2019 and for the year ended December 31, 2019 contains an explanatory paragraph as to the potential inability to continue as a going concern. The audit opinion indicates that substantial doubt exists regarding our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have financed our operations since inception primarily through the sale of equity securities and securities convertible into equity securities. To date we have raised capital aggregating approximately $201 million.

We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $111.7 million at December 31, 2019. During the year ended December 31, 2019, we generated a net loss of approximately $14.1 million, and used approximately $11.7 million in cash from operations. We expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2019, our consolidated cash balance was approximately $10.6 million. We believe this cash balance is adequate to fund budgeted operations into the first quarter of 2021. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Goodwill. We were required to evaluate goodwill for impairment annually, or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For the December 31, 2018 goodwill impairment test we decided to bypass the qualitative assessment and proceeded to the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount. We used our market capitalization as of December 31, 2018 to assess our fair value. Enterprise market capitalization was determined based on stock price and taking into consideration recent stock price trends. As a result of this test, our total goodwill was determined to be fully impaired and an impairment charge of $1,675,462 was recorded for the year ended December 31, 2018.

Long-Lived Assets. With the exception of goodwill, our only long-lived assets are property, equipment and right-of-use assets. We periodically evaluate long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived asset impairment charges recorded during the years ended December 31, 2019 or 2018.

Right-Of-Use Asset and Lease Liability. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases.

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

Derivative Warrants. Certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, had been classified as liabilities on our balance sheet. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants had been considered derivative instruments as the agreements allow cash settlement in certain circumstances or contain either “down-round” provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The primary underlying risk exposure pertaining to the warrants was the change in fair value of the underlying common stock. Such financial instruments were initially recorded at fair value, or relative fair value when issued with other instruments, with subsequent changes in fair value recorded as a component of gain or loss on derivatives in each reporting period.

The fair value of outstanding derivative warrants was estimated as of a reporting date. Where an active market for the warrant exists, fair value is based on the market value. Where no active market exists, the Company principally uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, contractual term of the warrants, projected future financings and dividend rates in estimating fair value for the warrants considered to be derivative instruments. We estimate volatility based on an average of our historical volatility and volatility estimates of publicly held drug development companies with similar market capitalizations. If our estimates of the fair value of these derivative warrants are too high or too low, our expenses may be over- or understated. No derivative warrants existed on December 31, 2019.

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with the preferred stock financing in 2018, we were required to separately estimate the fair value of each of the common stock, preferred stock and warrants issued in such financings. In 2019 we allocated the common stock and warrants separately based on the respective estimated relative fair value. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

To the Board of Directors and Shareholders of

Cellectar Biosciences, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Madison, Wisconsin

March 9, 2020

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,614,722	$13,255,616
Restricted cash	—	55,000
Prepaid expenses and other current assets	770,951	641,218
Total current assets	11,385,673	13,951,834
Fixed assets, net	435,083	543,339
Right-of-use asset, net	348,841	—
Long-term assets	75,000	540,823
Other assets	6,214	18,086
TOTAL ASSETS	$12,250,811	$15,054,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,663,873	$1,543,819
Derivative liability	—	43,000
Capital lease obligations, current portion	—	2,213
Deferred rent	—	33,090
Lease liability	105,885	—
Total current liabilities	2,769,758	1,622,122
LONG-TERM LIABILITIES:
Deferred rent, less current portion	—	170,999
Lease liability	421,644	—
Total long-term liabilities	421,644	170,999
TOTAL LIABILITIES	3,191,402	1,793,121
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 215 and 473 issued and outstanding as of December 31, 2019 and 2018, respectively	1,148,204	2,526,049
Common stock, $0.00001 par value; 80,000,000 shares authorized; 9,386,689 and 4,732,387 shares issued and outstanding at December 31, 2019 and 2018, respectively	94	47
Additional paid-in capital	119,592,366	108,323,208
Accumulated deficit	(111,681,255)	(97,588,343)
Total stockholders’ equity	9,059,409	13,260,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,250,811	$15,054,082

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
COSTS AND EXPENSES:
Research and development	$8,996,058	$6,835,229
General and administrative	5,182,566	4,820,073
Impairment of goodwill	—	1,675,462
Total costs and expenses	14,178,624	13,330,764

LOSS FROM OPERATIONS	(14,178,624)	(13,330,764)

OTHER INCOME:
Gain on revaluation of derivative warrants	43,000	62,050
Interest income, net	42,712	29,687
Total other income, net	85,712	91,737
NET LOSS	(14,092,912)	(13,239,027)
DEEMED DIVIDEND ON PREFERRED STOCK	—	(2,241,795)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(14,092,912)	(15,480,822)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.84)	$(5.23)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	7,675,092	2,961,972

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2017	18	$995,782	1,666,144	$16	$94,107,981	$(84,349,316)	$10,754,463
Issuance of common stock, warrants and preferred stock, net of issuance costs	1,114	5,949,301	1,355,000	14	9,075,763	—	15,025,078
Stock-based compensation	—	—	—	—	721,209	—	721,209
Vested restricted stock	—	—	12,667	—	—	—	—
Reverse stock split fractional shares	—	—	(105)	—	(762)	—	(762)
Retired shares	—	—	(104)	—	—	—	—
Conversion of preferred shares into common shares	(659)	(4,419,034)	1,698,785	17	4,419,017	—	—
Net loss	—	—	—	—	—	(13,239,027)	(13,239,027)
BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260,961
Issuance of common stock and warrants, net of issuance costs	—	—	4,000,000	40	9,024,529	—	9,024,569
Stock-based compensation	—	—	—	—	866,791	—	866,791
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(32)	—	—	—	—
Conversion of preferred shares into common shares	(258)	(1,377,845)	645,000	7	1,377,838	—	—
Net loss	—	—	—	—	—	(14,092,912)	(14,092,912)
BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,092,912)	$(13,239,027)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	132,798	82,265
Stock-based compensation	866,791	721,209
Noncash lease expense	56,562	—
Impairment of goodwill	—	1,675,462
Gain on revaluation of derivative warrants	(43,000)	(62,050)
Gain on disposal of fixed assets	—	(50,898)
Changes in:
Prepaid expenses and other current assets	(129,733)	(229,045)
Accounts payable and accrued liabilities	1,120,054	(258,794)
Lease liability	(81,963)	—
Other assets	477,695	(81,214)
Cash used in operating activities	(11,693,708)	(11,442,092)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(24,542)	(384,993)
Proceeds from sale of fixed assets	—	55,000
Cash used in investing activities	(24,542)	(329,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(2,213)	(3,036)
Reverse stock split fractional shares	—	(762)
Proceeds from issuance of common stock, net of underwriting issuance costs	9,024,569	9,075,777
Proceeds from issuance of preferred stock	—	5,949,301
Cash provided by financing activities	9,022,356	15,021,280
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,695,894)	3,249,195
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,310,616	10,061,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,614,722	$13,310,616
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$880	$—
Beneficial conversion feature and related deemed dividend on preferred stock	$—	$2,241,795
Conversion of preferred stock to common stock	$1,377,845	$4,419,034

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDCs™) delivery platform that specifically targets cancer cells, delivering improved efficacy and better safety as a result of fewer off-target effects.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $111,681,000 at December 31, 2019. During the year ended December 31, 2019 the Company generated a net loss of approximately $14,093,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash balance at December 31, 2019 is adequate to fund operations at budgeted levels into the first quarter 2021. The Company’s ability to execute its operating plan from and beyond the first quarter 2021 depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise.  The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.  The consolidated financial statements as of and for the twelve months ended December 31, 2019 are presented on a consolidated basis.

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

Restricted Cash — The Company accounts for cash and claims to cash that are committed for other than current operations as restricted cash. Restricted cash at December 31, 2018 consisted of a certificate of deposit of $55,000 required under the Company’s previous lease agreement for its Madison, Wisconsin facility. As of December 31, 2019, the Company had fulfilled the remaining obligations under its lease thereby facilitating the release of all restrictions against the cash. No restrictions exist on our cash as of December 31, 2019.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Due to the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no fixed asset impairment charges recorded during the years ended December 31, 2019 or 2018. (see Note 5)

Right-of-Use Asset and Lease Liabilities — In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize Right-Of-Use (“ROU”) Asset and Lease Liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Leases below for additional details.

Goodwill — Goodwill is required to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We evaluate goodwill for impairment annually in the fourth fiscal quarter and additionally on an interim basis if an event occurs or there is a change in circumstances, such as a significant decline in our stock price or a material adverse change in the business climate, which would more likely than not reduce the fair value of the reporting unit below its carrying amount.

For the December 31, 2018 goodwill impairment test we decided to bypass the qualitative assessment and proceeded to the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount. We used our market capitalization as of December 31, 2018 to assess its fair value. Enterprise market capitalization was determined based on stock price and taking into consideration recent stock price trends. As of December 31, 2018, the carrying value of net assets exceeded its market capitalization. We adopted ASU No, 2017-04 during the year ended December 31, 2018, therefore, no additional calculation was necessary. As a result of this test our total goodwill was determined to be impaired and an impairment charge of $1,675,462 was recorded for the year ended December 31, 2018. No goodwill existed at December 31, 2019.

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

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for grants issued in 2019 ranged from seven months to three years. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of FASB Accounting Standards Codification (“ASC”) Topic 505, Equity.  The Company recognizes an expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2019 and 2018.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities.  In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 at December 31, 2018. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2018, these warrants represented the only outstanding derivative instruments issued or held by the Company and expired on August 20, 2019.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2019 and 2018 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of December 31, 2019, uninsured cash balances totaled approximately $10,100,000.

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. See Note 12 for additional details. The Company elected to apply the practical expedients in ASC 842-10-65-1 (f) and (gg) and therefore:

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

The adoption of ASC 842 did not have a material net impact on the Company’s Consolidated Statements of Operations as of the effective date. The following table approximates the impact that the adoption of ASC 842 had to the Company’s December 31, 2019 Consolidated Balance Sheet as impacted by landlord provided incentives and the present value of future cash flows calculation against both the asset and liability:

	Balance without adoption of ASC 842	Adjustment as of January 1, 2019	As reported balance as of December 31, 2019
Lease incentive liability	$(176,000)	$176,000	$-
Deferred rent	$(28,000)	$28,000	$-
Right-of-use asset (net)	$-	$405,000	$349,000
Lease liability	$-	$(609,000)	$(528,000)

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

In August 2014, as part of an underwritten public offering, the Company issued warrants to purchase 49,425 shares of common stock (the “August 2014 Warrants”). The August 2014 Warrants were listed on the NASDAQ Capital Market under the symbol “CLRBW,” however, there are certain periods where trading volume is low; therefore, they were classified as Level 2 within the hierarchy. On August 20, 2019, these warrants expired.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2019 and 2018:

December 31, 2019
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

As a result of this test the Company’s total goodwill was determined to be impaired and an impairment charge of $1,675,462 was recorded for the year ended December 31, 2018. The Company had no remaining goodwill as of December 31, 2019 or 2018.

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2019	2018
Office and laboratory equipment	$430,591	$410,634
Computer software	4,000	4,000
Leasehold improvements	309,897	309,897
Total fixed assets	744,488	724,531
Less– accumulated depreciation and amortization	(309,405)	(181,192)
Fixed assets, net	$435,083	$543,339

For the years ended December 31, 2019 and 2018, the Company incurred approximately $133,000 and $82,000 of depreciation and amortization expense, respectively.

6. ACCRUED EXPENSES

Accounts payable and accrued liabilities approximately consist of the following:

	2019	2018
Incentive compensation	$395,000	$408,000
Accounts payable	1,278,000	612,000
Clinical study costs	720,000	332,000
Professional fees	157,000	64,000
Insurance	111,000	69,000
Other	3,000	59,000
	$2,664,000	$1,544,000

7. STOCKHOLDERS’ EQUITY

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

In accordance with the concept of ASC 820 regarding the May 2019 public offering, the Company allocated value to the proceeds to the common stock and warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on May 20, 2019, we computed the fair value of the shares sold. The fair value of the warrants was estimated using the Black-Scholes option-pricing model at that same date. This valuation did not impact total Stockholders’ Equity of $10.0 million, but is an internal proportionate calculation allocating the gross proceeds of approximately $6 million to common stock and $4.0 million to warrants.

Gross offering proceeds to the Company were $10.0 million, with net proceeds to the Company of approximately $9.0 million after deducting placement agent fees and related offering expenses. The Company intends to use the net proceeds from the offering for research and development, funding clinical studies, working capital and general corporate purposes.

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

The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and subject to limited exceptions, has no voting rights. For the twelve months ended December 31, 2019 and December 31, 2018, 258 and 641 shares of Series C Preferred Stock were converted into 645,000 and 1,602,500 shares of common stock, respectively.

On October 12, 2017, the Company closed on a registered direct offering (the “October 2017 Registered Direct Offering”), priced at-the-market, of 195,438 shares of its common stock and 41.0412949 shares of its Series B Preferred Stock. The Series B Preferred Stock was offered at $100,000 per share and is immediately convertible into approximately 5,337 shares of common stock for a total of 219,037 shares upon conversion at a price of $18.7375 per share. The common stock was offered at $18.7375 per share. Gross offering proceeds to the Company were $7.76 million. In a concurrent private placement, the Company offered purchasers in the registered direct offering Series D warrants to purchase an aggregate of 310,856 shares of common stock, or 0.75 shares of common stock for each share of common stock purchased directly or issuable upon conversion of shares of preferred stock. The Series B Preferred Stock is non-voting, has no dividend rights (except to the extent dividends are also paid on common stock), liquidation preference, or other preferences over common stock. The Series D warrants are immediately exercisable at an exercise price of $17.80 per share and expire seven years from the closing. The Series D warrants, which are callable by the Company under certain circumstances, will not trade. Gross proceeds were approximately $7.8 million with net proceeds to the Company of approximately $7.1 million. During the twelve months ended December 31, 2018 the remaining 18 shares of Series B Preferred Stock from the October 2017 Registered Direct Offering were converted into 96,285 shares of common stock.

Reverse Stock Split

At a special meeting held on July 12, 2018, the stockholders approved an amendment to our certificate of incorporation to affect a reverse split of our common stock at a ratio between 1:5 to 1:10 and authorized the Board to determine the ratio at which the reverse split would be. The Board authorized the ratio of the reverse split, and effective at the close of business on July 16, 2018, the Company implemented a 1-for-10 reverse stock split of its outstanding common stock. The accompanying consolidated financial statements and accompanying notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock that the Company is authorized to issue remains unchanged at 80,000,000 and the par value remains at $0.00001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2019:

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

8. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

Increase in 2015 Stock Incentive Plan. At the 2019 annual meeting of stockholders held on June 13, 2019, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2015 Stock Incentive Plan by 700,000 shares.

2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was adopted on June 9, 2015 authorizing an aggregate of 42,000 shares for issuance (after taking into account the 2018 and 2016 10:1 reverse stock splits). On May 31, 2017, our stockholders approved the Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”) to increase the authorized shares by 120,000 shares. On May 31, 2018, our stockholders approved the Amended and Restated 2015 Stock Incentive Plan to increase the authorized shares by 120,000. On June 13, 2019, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2015 Stock Incentive Plan by 700,000 shares. A total of 982,000 shares of common stock are authorized for issuance under the 2015 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan.  Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date.  Vesting periods are generally between one and four years.  Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined.  A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. Upon adoption of the 2015 Plan, shares were no longer available for grant under our 2006 Stock Incentive Plan (the “2006 Plan”). All outstanding awards under the 2006 Plan remained in effect according to the terms of the 2006 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2006 Plan and any shares underlying awards under the 2006 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2015 Plan. As of December 31, 2019, there are an aggregate of 449,435 shares available for future grants under the 2015 Plan.

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

During the twelve-months ended December 31, 2019 and 2018, stock options granted were 411,930 and 184,129, respectfully. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended December 31,
	2019	2018
Employee and director stock option grants:
Research and development	$62,932	$94,865
General and administrative	803,859	626,344
Total stock-based compensation	$866,791	$721,209

On October 12, 2018, the Company granted 167,430 contingent non-statutory stock options, net of forfeitures, at an exercise price of $2.61 per share to current non-employee directors and employees, and on January 17, 2019, the Company granted 118,750 contingent non-statutory stock options, net of forfeitures, at an exercise price of $1.99 per share to employees. Each of these grants was contingent on approval by the Company’s stockholders of the amendment to the 2015 Stock Incentive Plan at the 2019 Annual Meeting of Stockholders, and stockholders approved the amendment on June 13, 2019. In accordance with the timing of the stockholder approval, all related expenses were recognized by the Company in June 2019, including the catch-up for compensation expenses for recognition of contingent non-statutory stock options from October 2018.

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and no forfeiture rate to directors for the twelve months ended December 31, 2019 and 2018. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Summary. The following table summarizes the weighted-average values and assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2019	2018
Volatility	91-93%	91-106%
Risk-free interest rate	1.62-3.05%	2.64-3.05%
Expected life (years)	6	6
Dividend	0%	0%
Weighted-average exercise price	$2.33	$2.99
Weighted-average grant-date fair value	$1.76	$2.30

Exercise prices for all grants made during the twelve months ended December 31, 2019 and 2018 were equal to the market value of the Company’s common stock on the date of grant. There were 411,930 stock option grants during the twelve months ended December 31, 2019. Included in 2019 grants are 167,430 stock options, net of forfeitures, from October 12, 2018 that were recognized upon approval by the Company’s stockholders through the amended and restated 2015 Stock Incentive Plan at the 2019 Annual Meeting of Stockholders.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	53,165	$73.82
Granted	184,129	$2.99
Expired	(2,344)	$463.16
Forfeited	(2,607)	$19.46
Outstanding at December 31, 2018	232,343	$14.37	9.30	$—
Granted	411,930	$2.33
Expired	—	$—
Forfeited	(33,559)	$4.78
Outstanding at December 31, 2019	610,714	$6.78	8.83	$34,750

Exercisable, December 31, 2019	248,971	$13.15	8.36	$100
Unvested, December 31, 2019	361,743	$2.39	9.16	$34,650

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $1.76 and $2.30, respectively.  The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $715,587 and $416,734, respectively.  The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2019 was $10.62 and $1.82, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2018 was $42.42 and $4.10, respectively.

The weighted average grant date fair value of options expired during the year ended December 31, 2018 was $191.38 and there were no expired grants during the year ended December 31, 2019. The weighted average grant date fair value of options forfeited during the years ended December 31, 2019 and December 31, 2018 was $3.80 and $15.91, respectively. The number of options vested during the years ended December 31, 2019 and December 31, 2018 was 203,523 and 22,345, respectively. The number of options unvested at January 1, 2019 and January 1, 2018 was 186,895 and 27,718, respectively. The weighted average grant date fair value of options unvested at January 1, 2019 and January 1, 2018 was $4.14 and $29.13, respectively.

As of December 31, 2019, there was approximately $484,502 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $274,662, $171,482 and $38,358 during 2020, 2021 and 2022, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2019 was $10.62 and $1.82, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. In 2017, 8,000 shares were forfeited. The shares vest annually over a three-year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2017	38,000	$20.95	$796,000
Granted	—	—
Vested	(12,665)	20.95	(265,000)
Forfeited	(6,667)	20.80	(139,000)
Outstanding at December 31, 2018	18,668	21.00	392,000
Granted	—	—	—
Vested	(9,334)	21.00	(196,000)
Forfeited	—	—	—
Outstanding at December 31, 2019	9,334	$21.00	$196,000

9. INCOME TAXES

	2019	2018
Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(2,141,153)	(2,688,003)
State	(6,146,506)	(45,138)
Total deferred	(8,287,659)	(2,733,141)

Change in valuation allowance	8,287,659	2,733,141
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2019	2018
Deferred tax assets
Federal net operating loss	$28,261,717	$26,562,715
Federal research and development tax credit carryforwards	6,137,842	5,439,062
State net operating losses and tax credit carryforwards	3,590,961	1,589,926
Capitalized research and development expenses	8,955,425	5,959,275
Stock-based compensation expense	2,333,551	1,565,130
Depreciable assets	—	—
Other	292,259	103,189
Total deferred tax assets	49,571,755	41,219,297

Deferred tax liabilities
Depreciable assets	(153,928)	(89,129)
Total deferred tax liabilities	(153,928)	(89,129)

Net deferred tax assets	49,417,827	41,130,168
Less– valuation allowance	(49,417,827)	(41,130,168)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2019	2018
Income tax benefit using U.S. federal statutory rate	(21.00)%	(21.00)%
State income taxes	(34.46)%	(0.27)%
Permanent items	0.01%	2.56%
Federal tax credits	(5.21)%	(3.44)%
Change in valuation allowance	58.81%	20.65%
Other	1.85%	1.50%
Total	0.00%	0.00%

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $134,580,000. Federal net operating loss generated as of December 31, 2017 will expire in 2020 through 2037, net operating loss generated during 2018 and later will be carried forward indefinitely until utilized. As of December 31, 2019, the Company also had state net operating loss carryforwards of approximately $43,439,000. State net operating loss will expire in 2028 through 2039.

As of December 31, 2019, the Company had federal research and development and orphan drug credit carryforwards of approximately $6,138,000 which will expire in 2020 through 2039. As of December 31, 2019, the Company also had state credit carryforwards of approximately $811,000, which will expire in 2020 through 2034.

The amount of NOLs and tax credit carryforwards which may be utilized annually in future periods will be limited pursuant to Section 382 and 383 of the Internal Revenue Code as a result of substantial changes in the Company’s ownership that have occurred or that may occur in the future.  The Company has not quantified the amount of such limitations.

During 2019, the Company changed its state tax rate applied to the deferred tax assets and liabilities based on the expected reversal of the deferred tax assets and liabilities. This state deferred tax benefit is offset by a corresponding increase valuation allowance.

Because of the Company’s continuing losses and uncertainty associated with the utilization of the deferred tax assets in the future, management has provided a full allowance against the net deferred tax asset.

Effective January 1, 2019, the Company adopted ASU 2016-02, which resulted in the recognition of lease liabilities and right-of-use assets. The Company’s deferred tax balances have been adjusted to reflect the adoption of ASU2016-02.

 The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2019 or 2018 and does not anticipate having unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2016. Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2016 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding.  Potential common stock equivalents consist of stock options and warrants.  Since there is a net loss attributable to common stockholders for the years ended December 31, 2019 and 2018, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2019	2018
Warrants	9,268,352	5,318,747
Stock options	610,714	232,343
Non-vested restricted stock	9,334	18,668
Preferred shares convertible to common	537,500	1,182,500
Total potentially dilutive shares	10,425,900	6,752,258

11. COMMITMENTS AND CONTINGENCIES

Legal

The Company is involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

12. LEASES

Operating Lease Liability

In June 2018, the Company executed an agreement for office space in the Borough of Florham Park, Morris County, New Jersey to be used as its headquarters (“HQ Lease”). The HQ Lease commenced upon completion of certain improvements in October 2018 and terminates in February 2024 with an option to extend the term of the lease for one additional 60-month period. During 2018, the landlord made certain improvements to the facility. As of December 31, 2018, the Company recorded a deferred lease liability of approximately $176,000 for the improvements funded by the landlord in deferred rent, current and deferred rent, long-term on the consolidated balance sheet for which we amortized the deferred liability as a reduction to rent expense in the consolidated statement of operations over the term of the lease.

For fiscal year 2018, rent expense was recognized on a straight-line basis and accordingly the difference between the recorded rent expense and the actual cash payments had been recorded as deferred rent, current and deferred rent, long-term as of each balance sheet date on the consolidated balance sheet. As of December 31, 2018, the lease liability was measured at the present value of the lease payments to be made over the lease term. Lease payments comprise fixed and variable payments to be made by the Company to the lessor during the lease term minus any incentives, rebates or abatements receivable by the Company from the lessor or owner. Payments for non-lease components did not form part of lease payments. The lease term calculation included renewal options only if these options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty. As there are no such significant economic penalties in the HQ Lease and renewal cannot be reasonably assured, the valuation of the HQ Lease does not include any renewal options.

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $349,000 and ($528,000), respectively, as of December 31, 2019 and rental expense for the twelve months ended December 31, 2019 was approximately $113,000. The Company has not entered into any leases with related parties.

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

Discount Rate

The Company has determined the interest rate implicit in the lease considering factors such as the Company’s credit rating, borrowing terms offered by the U.S. Small Business Administration, amount of lease payments, quality of collateral and alignment of the borrowing term and lease term. The Company considers 10% per annum as reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities.

Maturity Analysis of Short-Term and Operating Leases

The following table presents future minimum lease payments, excluding reimbursements under noncancelable operating leases at December 31, 2019 under ASC 840 and is being presented for comparative purposes:

Years ending December 31,
2020	152,626
2021	155,403
2022	158,235
2023	161,123
2024	13,610
$640,997

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of December 31, 2019:

Years ending December 31,
2020	$153,000
2021	155,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	641,000
Less: Imputed interest	(113,000)
Present value of lease liabilities	$528,000

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

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2019, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Proposal No. 1 — Election of Directors,” “Officers and Directors” and “Corporate Governance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers and Directors —Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this annual report on Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Proposal No. 3 — Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.	All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Amended and Restated By-laws	8-K	June 1, 2011	3.1
3.9	Form of Certificate of Designation of Series C Preferred Stock	S-1/A	July 18, 2018	3.11
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series C Preferred Stock certificate	S-1/A	July 18, 2018	4.6
4.3*	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934
10.1	2006 Stock Incentive Plan, as amended **	8-K	December 18, 2013	10.1
10.2	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan**	8-K	December 15, 2006	10.2
10.3	Form of Convertible Debenture	8-K	February 10, 2014	4.1
10.4	Form of Series B Pre-Funded Warrant	8-K	September 30, 2015	4.1
10.5	Registration Rights Agreement dated September 28, 2015	8-K	September 30, 2015	10.2
10.6	Amendment and Exchange Agreement dated April 13, 2016	S-1/A	April 14, 2016	10.43

10.7	Form of Series A Warrant	S-1/A	April 14, 2016	4.2
10.8	Form of Series B Pre-Funded Warrant	S-1/A	April 14, 2016	4.3
10.9	Form of Warrant Agency Agreement	S-1/A	April 14, 2016	4.4
10.10	Form of Series C Warrant	S-1/A	November 18, 2016	4.3
10.11	Form of Warrant Agency Agreement	S-1/A	November 18, 2016	4.4
10.12	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.13	Securities Purchase Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.1
10.14	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.15	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.16	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.17	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.18	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.19	Master Services Agreement for Clinical Research and Related Services between the Company and INC Research, LLC dated October 6, 2016	10-K	March 21, 2018	10.33
10.20	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.21	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.22	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.23	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.24	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.25	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	10-Q	May 6, 2019	10.1
10.26	Amended and Restated Employment Agreement between the Company and Jared Longcor, dated April 15, 2019**	10-Q	May 6, 2019	10.2
10.27	Placement Agency Agreement between the Company and Roth Capital Partners, LLC dated May 16, 2019	8-K	May 20, 2019	1.1
10.28	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.29	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.30	Securities Purchase Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.1
10.31	Private Placement Securities Purchase Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.2
10.32	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 219	10.3
10.33	Cellectar Biosciences, Inc. Amended and Restated Stock Incentive Plan**	8-K	June 14, 2019	10.1

10.34	Employment Agreement between the Company and Dov Elefant dated August 15, 2019**	10-Q	November 12, 2019	10.1
10.35	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.36*	Stock Option Agreement with Dov Elefant**
10.37*	Stock Option Agreement with Igor Grachev**
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

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
March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 9, 2020

By:	/s/ Dov Elefant
Dov Elefant
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 9, 2020

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 9, 2020

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
March 9, 2020

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 9, 2020

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 9, 2020
By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 9, 2020