Form 10-Q
period 2020-03-31
Cellectar Biosciences, Inc.
filed 2020-05-07
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-36598

____________________________

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,396,015 shares of common stock, $0.00001 par value per share, as of May 4, 2020.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the impact of the COVID-19 pandemic on our business, employees, operating results, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1800 series, CLR 1900 series, CLR 2000 series, CLR 2100 series, CLR 2200 series and CLR 12120;

•	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;

•	our ability to maintain orphan drug designation in the U.S. for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;

•	any disruptions at our sole supplier of CLR 131;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our enhancement and consumption of current resources along with ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, including the COVID-19 pandemic, cyber-attacks and general instability;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,092,099	$10,614,722
Prepaid expenses and other current assets	771,337	770,951
Total current assets	7,863,436	11,385,673
Fixed assets, net	411,700	435,083
Right-of-use asset, net	333,199	348,841
Long-term assets	81,214	75,000
Other assets	—	6,214
TOTAL ASSETS	$8,689,549	$12,250,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,941,395	$2,663,873
Lease liability	109,257	105,885
Total current liabilities	3,050,652	2,769,758
LONG-TERM LIABILITIES:
Lease liability	392,950	421,644
Total long-term liabilities	392,950	421,644
TOTAL LIABILITIES	3,443,602	3,191,402
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 215 issued and outstanding as of March 31, 2020 and December 31, 2019	1,148,204	1,148,204
Common stock, $0.00001 par value; 80,000,000 shares authorized; 9,396,015 and 9,386,689 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	94	94
Additional paid-in capital	119,736,512	119,592,366
Accumulated deficit	(115,638,863)	(111,681,255)
Total stockholders’ equity	5,245,947	9,059,409
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,689,549	$12,250,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

COSTS AND EXPENSES:
Research and development	$2,616,337	$2,308,397
General and administrative	1,342,318	1,321,415
Total costs and expenses	3,958,655	3,629,812

LOSS FROM OPERATIONS	(3,958,655)	(3,629,812)

OTHER INCOME (EXPENSE):
Loss on revaluation of derivative warrants	—	(4,000)
Interest income, net	1,047	12,171
Total other income, net	1,047	8,171
NET LOSS	$(3,957,608)	$(3,621,641)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.42)	$(0.76)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	9,389,661	4,773,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260,961
Stock-based compensation	—	—	—	—	207,654	—	207,654
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(12)	—	—	—	—
Conversion of preferred shares into common shares	(138)	(736,987)	345,000	4	736,983	—	—
Net loss	—	—	—	—	—	(3,621,641)	(3,621,641)
BALANCE AT MARCH 31, 2019	335	$1,789,062	5,086,709	$51	$109,267,845	$(101,209,984)	$9,846,974

BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409
Stock-based compensation	—	—	—	—	144,146	—	144,146
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	(3,957,608)	(3,957,608)
BALANCE AT MARCH 31, 2020	215	$1,148,204	9,396,015	$94	$119,736,512	$(115,638,863)	$5,245,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,957,608)	$(3,621,641)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	33,936	32,733
Stock-based compensation expense	144,146	207,654
Noncash lease expense	15,642	13,281
Loss on revaluation of derivative warrants	—	4,000
Changes in:
Prepaid expenses and other current assets	(386)	36,568
Other assets	—	11,872
Lease liability	(25,322)	511,256
Accounts payable and accrued liabilities	277,522	(10,998)
Cash used in operating activities	(3,512,070)	(2,815,275)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(10,553)	(6,242)
Cash used in investing activities	(10,553)	(6,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(811)
Cash (used in) provided by financing activities	—	(811)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,522,623)	(2,822,328)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,614,722	13,310,616
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$7,092,099	$10,488,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$1,584	$880
Obtaining a right-of-use asset in exchange for a lease liability	$—	$405,000
Lease liability established through right-of-use asset	$—	$609,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDCs™) delivery platform that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes at this time. We have continued to enroll patients in our clinical trials. However, COVID-19 may impact our ability to recruit patients for clinical trials, obtain adequate supply of CLR 131 and obtain additional financing.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $115,639,000 at March 31, 2020. The Company has devoted substantially all its efforts toward research and development and has, during the three months ended March 31, 2020, generated an operating loss of approximately $3,959,000. The Company expects that it will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash balance at March 31, 2020 is adequate to fund operations at budgeted levels into the first quarter 2021. The Company’s ability to execute its operating plan beyond that time depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2020, the Condensed Consolidated Statements of Operations and the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2020 and consolidated results of its operations, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 9, 2020.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the three months ended March 31, 2020 or year ended December 31, 2019.

Right-of-Use Asset and Lease Liabilities — In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 required lessees to recognize Right-Of-Use (“ROU”) Asset and Lease Liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for grants issued in 2020 and 2019 ranged from one year to three years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of FASB ASC Topic 505, Equity. As such, the Company recognizes expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2020 and December 31, 2019.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 at March 31, 2019. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At March 31, 2019, these warrants represented the only outstanding derivative instruments issued or held by the Company and expired on August 20, 2019.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2020 and December 31, 2019 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2020, and December 31, 2019, uninsured cash balances totaled approximately $6,600,000 and $10,100,000, respectively.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 required lessees to recognize Right-Of-Use Asset and Lease Liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting remains largely unchanged except for changes in the definition and classification of leases. Because of the immaterial financial impact, the Company will not apply ASC 842 to leases that individually have total lease payments of less than $100,000 over their life of service to the Company.

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

In accordance with the concept of ASC 820 regarding the May 2019 public offering, the Company allocated value to the proceeds to the common stock and warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on May 20, 2019, the Company computed the fair value of the shares sold. The fair value of the warrants was estimated using the Black-Scholes option-pricing model at that same date. This valuation did not impact total Stockholders’ Equity of $10.0 million, but is an internal proportionate calculation allocating the gross proceeds of approximately $6 million to common stock and $4.0 million to warrants.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2020.

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

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the three-month periods ended March 31, 2020 and 2019 options granted were 273,750 and none, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Three Months Ended March 31,
	2020	2019

Employee and director stock option grants:
Research and development	$23,735	$27,120
General and administrative	120,411	180,534
Total stock-based compensation	$144,146	$207,654

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, for the three months ended March 31, 2020 and for the year ended December 31, 2019. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the three months ended March 31, 2020 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	610,714	$6.78	8.83	$34,750
Granted	273,750	$2.58
Outstanding at March 31, 2020	884,464	$5.48	8.97	$500

Exercisable, March 31, 2020	311,799	$10.95	8.23	$—
Unvested, March 31, 2020	572,665	$2.50	9.37	$500

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2020, there was approximately $880,767 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $302,003, $349,122, $216,457, and $13,185 during 2020, 2021, 2022, and 2023 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2020 was $8.82 and $1.91, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vest annually over a three year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2019	9,334	$21.00	$196,000
Vested	(9,334)	$21.00	$(196,000)
Outstanding at March 31, 2020	—	$—	$—

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (“NOLs”) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2020 or 2019 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended March 31, 2020 and March 31, 2019 is computed by dividing net income/(loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, non-vested restricted stock, preferred shares convertible into common stock and warrants. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2020 and March 31, 2019, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2020	2019
Warrants	9,268,352	5,318,747
Preferred shares as convertible into common stock	537,500	837,500
Stock options	884,464	198,784
Non-vested restricted stock	—	9,334
Total potentially dilutive shares	10,690,316	6,364,365

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

Madison, Wisconsin

The Company presently rents office space in Madison and is rented for approximately $3,300 per month under an agreement that expires on August 31, 2020.

Legal

From time to time, the Company may become engaged in litigation or other legal proceedings as part of our ordinary course of business but are not currently party to any litigation or legal proceedings that, in the opinion of management, are likely to have a material adverse effect on its business.

8. LEASES

Operating Lease Liability

In June 2018, the Company executed an agreement for office space in the Borough of Florham Park, Morris County, New Jersey to be used as its headquarters (“HQ Lease”). The HQ Lease commenced upon completion of certain improvements in October 2018 and terminates in February 2024 with an option to extend the term of the lease for one additional 60-month period. During 2018, the landlord made certain improvements to the facility. As of December 31, 2018, the Company recorded a deferred lease liability of approximately $176,000 for the improvements funded by the landlord in deferred rent current and deferred rent, long-term on the consolidated balance sheet. The Company amortized the deferred liability as a reduction to rent expense in the consolidated statement of operations over the term of the lease.

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

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $333,000 and ($502,000), respectively, as of March 31, 2020 and rental expense for the three months ended March 31, 2020 is approximately $28,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2020:

Remainder of 2020	$115,000
Years ending December 31,
2021	155,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	603,000
Less: Imputed interest	(101,000)
Present value of lease liabilities	$502,000

9. SUBSEQUENT EVENT

On April 21, 2020, the Company received loan proceeds in the amount of approximately $184,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP requirements. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We are developing proprietary drugs independently and through research and development collaborations. Our core objective is to leverage our proprietary phospholipid drug conjugate™ (PDC™) delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations. The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes at this time. We have continued to enroll patients in our clinical trials. However, COVID-19 may impact our ability to recruit patients for clinical trials, obtain adequate supply of CLR 131 and obtain additional financing.

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatment options. CLR 131 is the company’s lead product candidate and is currently being evaluated in a Phase 2 study in relapsed/refractory (r/r) malignancies, including multiple myeloma (MM), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), lymphoplasmacytic lymphoma/Waldenstrom’s macroglobulinemia (LPL/WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), and diffuse large B-cell lymphoma (DLBCL). CLR 131 is also being evaluated in a Phase 1 dose escalation study in pediatric solid tumors and lymphoma. The U.S. Food and Drug Administration (“FDA”) granted CLR 131 Fast Track Designation for both r/r MM and r/r DLBCL and Orphan Drug Designation (ODD) of MM, LPL/WM, neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. CLR 131 was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Most recently, the European Commission granted an ODD for r/r MM.

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

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, a primary tumor, or a metastatic tumor and cancer stem cells. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor cycle. Tumor cells modify specific regions on the cell surface as a result of the utilization of this metabolic pathway. Our PDCs bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate over time, which enhances drug efficacy, and to avoid the specialized highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver molecules that previously could not be delivered. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number on the cell surface, have longer cycling time from internalization to being present on the cell surface again and available for binding and are not present on all of the tumor cells in any cancer. This means a subpopulation of tumor cells always exist that cannot be targeted by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the ability to conjugate payload molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, CLR 131 is a small-molecule, PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatments and treatments in development. CLR 131 is currently being evaluated in a Phase 2 study in r/r B-cell lymphomas, and two Phase 1 dose-escalating clinical studies, one in r/r MM and one in r/r pediatric solid tumors and lymphoma. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. Initiated in March 2017, the primary goal of the Phase 2 study is to assess the compound’s efficacy in a broad range of hematologic cancers. The Phase 1 study is designed to assess the compound’s safety and tolerability in patients with r/r MM (to determine maximum tolerated dose) and was initiated in April 2015. The FDA previously accepted our IND application for a Phase 1 open-label, dose escalating study to evaluate the safety and tolerability of a single intravenous administration of CLR 131 in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. This study was initiated during the first quarter of 2019. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act.

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

Patients with r/r NHL who received ~50mCi TBD and the ~75mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a complete response (CR), which continues at nearly 24 months post-treatment. The ORR for CLL/SLL/MZL patients was 33%. Current data from our Phase 2 CLOVER-1 clinical study show that four LPL/WM patients demonstrated 100% ORR with one patient achieving a CR which continues at nearly 27 months post-treatment. This may represent an important improvement in the treatment of relapsed/refractory LPL/WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR. LPL/WM is a rare, indolent and incurable form of NHL that is comprised of a niche patient population in need of new and better treatment options.

The most frequently reported adverse events in r/r MM patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events have not increased as doses were increased and the profile of cytopenias remains consistent. Importantly, these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade. Based upon CLR 131 being well tolerated across all dose groups and the observed response rate, especially in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the study has been expanded to test a two-cycle dosing optimization regimen of CLR 131.

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

CLR 131 in combination with dexamethasone is currently under investigation in adult patients with r/r MM. Patients must have been refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study is a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain FLC, PFS and OS. All patients have been heavily pretreated with an average of five prior lines of therapy. CLR 131 was deemed by an Independent Data Monitoring Committee (IDMC) to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five achieved stable disease however one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30-minutes of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

Following the determination that all prior dosing cohorts were safe and tolerated, we initiated a cohort 7 utilizing a 40mCi/m2 fractionated dose administered 20mCi/m2 (~40mCi TBD) on days 1 and day 8. Cohort 7 was the highest pre-planned dose cohort and subjects have completed the evaluation period. Final study report and study close-out will be completed later this year.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of CLR 131 in various animal HNC models and initiated the first human clinical trial enrolling up to 30 patients combining CLR 131 and external beam radiation with recurrent HNC in Q4 2019. As of the date of this filing, this clinical trial is suspended due to the COVID-19 pandemic.

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

 Results of Operations

Research and development expense. Research and development expense consist of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, costs of our research and manufacturing facility, cost of manufacturing materials and contract manufacturing fees paid to contract research organizations, fees paid to medical institutions for clinical trials, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical project costs, preclinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs and patent costs.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended March 31, 2020 and 2019

Research and development expense. The following table is an approximate comparison summary of research and development costs for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Variance

Clinical project costs	$890,000	$809,000	$81,000
Manufacturing and related costs	879,000	892,000	(13,000)
Pre-clinical project costs	86,000	76,000	10,000
General research and development costs	761,000	531,000	230,000
	$2,616,000	$2,308,000	$308,000

The overall increase in research and development expense of $308,000, or 13%, was primarily a result of increased general research and development costs due to increased personnel related costs and in clinical project costs. Manufacturing and related costs and pre-clinical studies were relatively consistent.

General and administrative expense. General and administrative expense for the three months ended March 31, 2020 was approximately $1,342,000, compared to approximately $1,321,000 in the three months ended March 31, 2019 and remained relatively consistent.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of approximately $7,092,000 compared to $10,615,000 as of December 31, 2019. This decrease was primarily a result of funding of our research and development programs and general and administrative expenses. Net cash used in operating activities during the three months ended March 31, 2020 was approximately $3,512,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of March 31, 2020, we had an accumulated deficit of approximately $115,639,000.

We believe the cash balance is adequate to fund budgeted operations into first quarter 2021. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding the COVID-19 pandemic and our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity. Because we have had recurring losses and negative cash flows from operating activities, and in light of our expected expenditures, the report of our independent auditors with respect to the financial statements as of December 31, 2019 and for the year ended December 31, 2019 contains an explanatory paragraph as to the potential inability to continue as a going concern. The opinion indicates that substantial doubt exists regarding our ability to remain in business.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2020, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 9, 2020 pursuant to Section 13 or 15(d) of the Exchange Act (the “2019 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. In addition, the following risk factor included substantive changes from those disclosed in the 2019 10-K:

Our operations and financial condition may be adversely impacted by the COVID-19 pandemic.

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China, resulting in thousands of confirmed cases of the disease in China. By January, the Chinese government implemented a quarantine protocol for Wuhan and implemented other restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions, all of which have subsequently been adopted in countries throughout the world. On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. This pandemic could affect our business, employees, operating results, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers.

We anticipate that COVID-19 and a prolonged public health crisis may negatively impact our financial condition and operating results; however, given the evolving health, economic, social, and governmental environments, the breadth and duration of the impact remains uncertain. Due to the pandemic, our clinical trial recruiting and participants and supply chain could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 coronavirus is difficult to predict, but it may increase our costs or expenses.

The potential effects of the COVID-19 pandemic could impact many of our risk factors, included in Part 1, Item A of our 2019 Form 10-K, However, given the evolving health, economic, social, and governmental environments, the potential impact that the COVID-19 pandemic could have on our risk factors that are described in our 2019 Form 10-K remain uncertain.

We will require additional capital in order to continue our operations, and may have difficulty raising additional capital.

We expect that we will continue to generate significant operating losses for the foreseeable future. At March 31, 2020, our consolidated cash balance was approximately $7.1 million. We believe our cash balance at March 31, 2020, is adequate to fund operations at budgeted levels into the first quarter of 2021. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We continue to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

Our capital requirements and our ability to meet them depend on many factors, including:

•	current and future impacts of the COVID-19 pandemic on all aspects of our business;
•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;
•	competing technological and market developments;
•	Claims or enforcement actions with respect to our products or operations:
•	market acceptance of our products;
•	costs for recruiting and retaining management, employees and consultants;
•	Our ability to manage computer system failures or security breaches;
•	costs for educating physicians regarding the application and use of our products;
•	whether we are able to maintain our listing on a national exchange;
•	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic, cyber-attacks and general instability; and
•	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of March 31, 2020, we had a stockholders’ equity of approximately $5,246,000. The net loss for the three months ended March 31, 2020 was approximately $3,958,000, and we may never achieve profitability.

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

CELLECTAR BIOSCIENCES, INC.

Date: May 7, 2020	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer

