Form 10-Q
period 2020-06-30
Cellectar Biosciences, Inc.
filed 2020-08-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,626,633 shares of common stock, $0.00001 par value per share, as of August 6, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,450,203	$10,614,722
Prepaid expenses and other current assets	593,590	770,951
Total current assets	23,043,793	11,385,673
Fixed assets, net	410,624	435,083
Right-of-use asset, net	316,917	348,841
Long-term assets	81,214	75,000
Other assets	—	6,214
TOTAL ASSETS	$23,852,548	$12,250,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,207,041	$2,663,873
Lease liability	112,713	105,885
Total current liabilities	3,319,754	2,769,758
LONG-TERM LIABILITIES:
Lease liability	363,534	421,644
Loan payable	184,000	—
Total long-term liabilities	547,534	421,644
TOTAL LIABILITIES	3,867,288	3,191,402
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 215 issued and outstanding as of June 30, 2020 and December 31, 2019	1,148,204	1,148,204
Common stock, $0.00001 par value; 80,000,000 shares authorized; 25,472,383 and 9,386,689 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	254	94
Additional paid-in capital	138,087,590	119,592,366
Accumulated deficit	(119,250,788)	(111,681,255)
Total stockholders’ equity	19,985,260	9,059,409
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,852,548	$12,250,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
COSTS AND EXPENSES:
Research and development	$2,465,392	$1,809,547	$5,081,729	$4,117,944
General and administrative	1,156,842	1,390,812	2,499,160	2,712,227
Total costs and expenses	3,622,234	3,200,359	7,580,889	6,830,171

LOSS FROM OPERATIONS	(3,622,234)	(3,200,359)	(7,580,889)	(6,830,171)

OTHER INCOME:
Gain/(Loss) on revaluation of derivative warrants	—	1,000	—	(3,000)
Interest income, net	10,309	11,798	11,356	23,969
Total other income	10,309	12,798	11,356	20,969
NET LOSS	$(3,611,925)	$(3,187,561)	$(7,569,533)	$(6,809,202)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.26)	$(0.46)	$(0.65)	$(1.15)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	13,793,548	6,963,301	11,591,605	5,935,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260,961
Stock-based compensation	—	—	—	—	207,654	—	207,654
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(12)	—	—	—	—
Conversion of preferred shares into common shares	(138)	(736,987)	345,000	4	736,983	—	—
Net loss	—	—	—	—	—	(3,621,641)	(3,621,641)
BALANCE AT MARCH 31, 2019	335	$1,789,062	5,086,709	$51	$109,267,845	$(101,209,984)	$9,846,974

Issuance of common stock and warrants, net of issuance costs	—	—	4,000,000	40	9,024,529	—	9,024,569
Stock-based compensation	—	—	—	—	301,471	—	301,471
Retired shares	—	—	(6)	—	—	—	—
Conversion of preferred shares into common shares	(120)	(640,858)	300,000	3	640,855	—	—
Net loss	—	—	—	—	—	(3,187,561)	(3,187,561)
BALANCE AT JUNE 30, 2019	215	$1,148,204	9,386,703	$94	$119,234,700	$(104,397,545)	$15,985,453

BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409
Stock-based compensation	—	—	—	—	144,146	—	144,146
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	(3,957,608)	(3,957,608)
BALANCE AT MARCH 31, 2020	215	$1,148,204	9,396,015	$94	$119,736,512	$(115,638,863)	$5,245,947

Issuance of common stock and warrants, net of issuance costs	—	—	14,601,628	146	18,258,435	—	18,258,581
Stock-based compensation	—	—	—	—	92,643	—	92,643
Conversion of warrants into common shares	—	—	1,474,740	14	—	—	14
Net loss	—	—	—	—	—	(3,611,925)	(3,611,925)
BALANCE AT JUNE 30, 2020	215	$1,148,204	25,472,383	$254	$138,087,590	$(119,250,788)	$19,985,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,569,533)	$(6,809,202)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	69,603	66,347
Stock-based compensation expense	236,789	509,125
Noncash lease expense	31,923	27,123
Loss on revaluation of derivative warrants	—	3,000
Changes in:
Prepaid expenses and other current assets	177,361	(692,628)
Other assets	—	477,695
Lease liability	(51,282)	(33,843)
Accounts payable and accrued liabilities	543,168	984,198
Cash used in operating activities	(6,561,971)	(5,468,185)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(45,143)	(15,724)
Cash used in investing activities	(45,143)	(15,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of underwriting issuance costs	18,258,581	9,024,569
Proceeds from long-term obligations	184,000	—
Issuance of common stock in connection with exercise of pre-funded warrants	14	—
Payments on capital lease obligations	—	(1,645)
Cash provided by financing activities	18,442,595	9,022,924
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,835,481	3,539,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,614,722	13,310,616
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,450,203	$16,849,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$1,584	$880
Obtaining a right-of-use asset in exchange for a lease liability	$—	$405,000
Lease liability established through right-of-use asset	$—	$609,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Cellectar Biosciences, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDCs™) delivery platform that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes at this time. We have not yet experienced any significant impacts as a result of the pandemic and have continued to enroll patients in our clinical trials. However, COVID-19 may impact our future ability to recruit patients for clinical trials, obtain adequate supply of CLR 131 and obtain additional financing.

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $119,251,000 at June 30, 2020. The Company has devoted substantially all its efforts toward research and development and has, during the six months ended June 30, 2020, generated an operating loss of approximately $7,581,000. The Company expects that it will continue to generate operating losses for the foreseeable future.

The Company believes that it has sufficient liquidity to fund operations for at least 12 months from the filing of these financial statements, therefore, the accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to execute its operating plan beyond that time depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to continue to actively pursue financing alternatives as there can be no assurance that we will obtain the necessary funding.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2020, the Condensed Consolidated Statements of Operations, the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2020 and consolidated results of its operations, stockholders’ equity and cash flows for the six months ended June 30, 2020 and 2019. The results for the three or six months ended June 30, 2020 are not necessarily indicative of future results.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the six months ended June 30, 2020 or year ended December 31, 2019.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2020 and December 31, 2019.

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

Derivative Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements contain a certain type of cash settlement feature, contain “down-round” provisions whereby the number of shares for which the warrants are exercisable, and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The number of shares issuable under such warrants was 49,425 at June 30, 2019. The primary underlying risk exposures pertaining to the warrants and their related fair value is the change in fair value of the underlying common stock, the market price of traded warrants, and estimated timing and probability of future financings. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of gain or loss on derivatives on the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At June 30, 2019, these warrants represented the only outstanding derivative instruments issued or held by the Company and expired on August 20, 2019.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2020 and December 31, 2019 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2020, and December 31, 2019, uninsured cash balances totaled approximately $22,000,000 and $10,100,000, respectively.

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

3. STOCKHOLDERS’ EQUITY

June 2020 Public Offering

On June 5, 2020, the Company issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance.

In accordance with the concept of ASC 820 regarding the June 2020 public offering, the Company allocated value of the proceeds to the common stock and warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on June 5, 2020, the Company computed the fair value of the shares sold. The fair value of the warrants was estimated using the Black-Scholes option-pricing model at that same date. This valuation did not impact total Stockholders’ Equity of $20.0 million, but is an internal proportionate calculation allocating the gross proceeds of approximately $12.1 million to common stock and $7.9 million to warrants.

Gross offering proceeds to the Company were $20.0 million, with net proceeds to the Company of approximately $18.3 million after deducting placement agent fees and related offering expenses. The Company intends to use the net proceeds from the offering for research and development, funding clinical studies, working capital and general corporate purposes.

The common stock, pre-funded warrants and Series H warrants were offered by the Company pursuant to a registration statement on Form S-1 filed on May 8, 2020 with the SEC under the Securities Act of 1933, as amended (the “Act”) and an additional registration statement filed on June 2, 2020 pursuant to Rule 462(b) under the Act

May 2019 Public Offering

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

Gross offering proceeds to the Company were $10.0 million, with net proceeds to the Company of approximately $9.0 million after deducting placement agent fees and related offering expenses. The Company used the net proceeds from the offering for research and development, funding clinical studies, working capital and general corporate purposes.

The registered direct offering described above was made pursuant to a registration statement on Form S-3 previously filed with and subsequently declared effective by the SEC. The unregistered common shares and warrants were offered pursuant to the exemption from registration afforded by Section 4(a)(2) under the Act, and Regulation D promulgated thereunder. The offerings’ unregistered common shares and warrants were ultimately registered through our May 31, 2019 filing of Form S-1 and acceptance of this Registration Statement by the SEC.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2020.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
June 2020 Series H Warrants	8,695,664	$1.21	June 5, 2025
June 2020 Pre-Funded Warrants	1,314,960	$0.00001	June 5, 2025
May 2019 Series G Warrants	2,018,000	$2.40	May 20, 2024
May 2019 Series F Warrants	1,982,000	$2.40	May 20, 2024
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20,2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
October 2015 Offering – Placement Agent	375	$283.00	October 1, 2020
Total	19,278,976

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the six-month periods ended June 30, 2020 and 2019 options granted were 553,750 and 321,930, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and recorded in connection with stock options granted to non-employee consultants:

	Six Months Ended June 30,
	2020	2019
Employee and director stock option grants:
Research and development	$27,213	$26,003
General and administrative	209,576	483,122
Total stock-based compensation	$236,789	$509,125

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

Forfeitures.  The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and directors, respectively, for the six months ended June 30, 2020 and for the year ended December 31, 2019. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the six months ended June 30, 2020 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	610,714	$6.78	8.83	$34,750
Granted	553,750	$1.92
Forfeited	(80,000)	$2.46
Outstanding at June 30, 2020	1,084,464	$4.62	8.99	$—

Exercisable, June 30, 2020	375,658	$9.55	8.10	$—
Unvested, June 30, 2020	708,806	$2.00	9.46	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2020, there was approximately $912,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $210,000, $389,000, $257,000, and $56,000 during 2020, 2021, 2022, and 2023 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2020 was $7.68 and $1.53, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vested annually over a three year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2019	9,334	$21.00	$196,000
Vested	(9,334)	$21.00	$(196,000)
Outstanding at June 30, 2020	—	$—	$—

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, (“NOLs”) using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2020 or 2019 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three and six months ended June 30, 2020 and June 30, 2019 is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, non-vested restricted stock, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for the three and six months ended June 30, 2020 and June 30, 2019, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Six Months Ended June 30,
	2020	2019
Warrants	19,278,976	9,318,747
Preferred shares as convertible into common stock	537,500	537,500
Stock options	1,084,464	520,714
Non-vested restricted stock	—	9,334
Total potentially dilutive shares	20,900,940	10,386,295

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

Madison, Wisconsin

The Company presently rents office space in Madison and is rented for approximately $3,000 per month under an agreement that expires on August 31, 2021.

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

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $317,000 and ($476,000), respectively, as of June 30, 2020 and rental expense for the six months ended June 30, 2020 is approximately $57,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2020:

Remainder of 2020	$77,000
Years ending December 31,
2021	155,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	565,000
Less: Imputed interest	(89,000)
Present value of lease liabilities	$476,000

9. LOAN PAYABLE

On April 21, 2020, the Company received loan proceeds in the amount of approximately $184,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the twenty four-week period.

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We are developing proprietary drugs independently and through research and development collaborations. Our core objective is to leverage our proprietary phospholipid drug conjugate™ (PDC™) delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations. The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes at this time. We have not yet experienced any significant impacts as a result of the pandemic and have continued to enroll patients in our clinical trials. However, COVID-19 may impact our future ability to recruit patients for clinical trials, obtain adequate supply of CLR 131 and obtain additional financing.

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatment options. CLR 131 is the company’s lead product candidate and is currently being evaluated in a Phase 2 study in relapsed/refractory (r/r) B-cell malignancies, including multiple myeloma (MM), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), lymphoplasmacytic lymphoma/Waldenstrom’s macroglobulinemia (LPL/WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), and diffuse large B-cell lymphoma (DLBCL). CLR 131 is also being evaluated in a Phase 1 dose escalation study in pediatric solid tumors and lymphoma. The U.S. Food and Drug Administration (“FDA”) granted CLR 131 Fast Track Designation for both r/r MM and r/r DLBCL and Orphan Drug Designation (ODD) of MM, LPL/WM, neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. CLR 131 was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Most recently, the European Commission granted an ODD for r/r MM.

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

In June 2020, the European Medicines Agency (EMA) granted us Small and Medium-Sized Enterprise status by the EMA’s Micro, Small and Medium-sized Enterprise office. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

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

In December 2014, the FDA granted ODD for CLR 131 for the treatment of MM. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. In 2018, the FDA granted ODD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The FDA may award priority review vouchers to sponsors of rare pediatric disease products that meet its specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a priority review voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, these priority review vouchers can be exchanged or sold to other companies for them to use the voucher. In May 2019, the FDA granted Fast Track designation for CLR 131 for the treatment of multiple myeloma in July 2019 for the treatment of DLBCL, in September, CLR 131 received Orphan Drug Designation from the European Union for Multiple Myeloma, and in January 2020, the FDA granted Orphan Drug Designation for CLR 131 in lymphoplasmacytic lymphoma (LPL).

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

Patients with r/r NHL who received ~50mCi TBD and the ~75mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a complete response (CR), which continues at nearly 24 months post-treatment. The ORR for CLL/SLL/MZL patients was 33%. Current data from our Phase 2 CLOVER-1 clinical study show that four LPL/WM patients demonstrated 100% ORR with one patient achieving a CR which continues at nearly 27 months post-treatment. This may represent an important improvement in the treatment of relapsed/refractory LPL/WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR. LPL/WM is a rare, indolent and incurable form of NHL that is composed of a patient population in need of new and better treatment options.

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

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds are supporting the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in r/r MM and other niche hematologic malignancies with unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma and DLBCL. The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response (CBR), with additional endpoints of ORR, progression free survival (PFS,) median Overall Survival (mOS) and other markers of efficacy following a single 25.0 mCi/m2 dose of CLR 131, with the option for a second 25.0 mCi/m2 dose approximately 75-180 days later. Based on the performance results from Cohort 5 of our Phase 1 study in patients with r/r MM, reviewed below, we have modified the dosing regimen of this study to a fractionated dose of 15.625 mCi/m2 administered on day 1 and day 8.

In May 2020, we announced that the FDA granted Fast Track Designation for CLR 131 in LPL/WM in patients having received two prior treatment regimens or more.

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study demonstrated that CLR 131 was safe and tolerated at total body dose of approximately 90mCi in r/r MM. The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of CLR 131 administered as a 30-minute I.V. infusion, either as a single bolus dose or as two fractionated doses. The r/r multiple myeloma patients in this study received single cycle doses ranging from approximately 20mCi to 90mCi total body dose. To date, an independent Data Monitoring Committee determined that all doses have been safe and well-tolerated by patients.

CLR 131 in combination with dexamethasone is currently under investigation in adult patients with r/r MM. Patients must have been refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study is a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives include the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (FLC), PFS and OS. All patients have been heavily pretreated with an average of five prior lines of therapy. CLR 131 was deemed by an Independent Data Monitoring Committee (IDMC) to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five achieved stable disease however one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30-minutes of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of CLR 131 in various animal HNC models and initiated the first human clinical trial enrolling up to 30 patients combining CLR 131 and external beam radiation with recurrent HNC in Q4 2019. This clinical trial was suspended due to the COVID-19 pandemic but has now been reopened for enrolment.

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

Results of Operations

Research and development expense. Research and development expense consist of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, cost of manufacturing materials and contract manufacturing fees paid to contract manufacturers and contract research organizations, fees paid to medical institutions for clinical trials, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical project costs, preclinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs, related overhead costs and patent costs.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance and administrative functions.  Other costs include insurance, costs for public company activities, investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended June 30, 2020 and 2019

Research and Development. Research and development expense for the three months ended June 30, 2020 was approximately $2,465,000 compared to approximately $1,810,000 for the three months ended June 30, 2019.

The following table is an approximate comparison summary of research and development costs for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,
	2020	2019	Variance

Clinical project costs	$992,000	$504,000	$488,000
Manufacturing and related costs	384,000	752,000	(368,000)
Pre-clinical project costs	71,000	170,000	(99,000)
General research and development costs	1,018,000	384,000	634,000
	$2,465,000	$1,810,000	$655,000

The overall increase in research and development expense of $655,000, or 36%, was primarily a result of increased general research and development costs resulting from increased personnel related costs and in clinical project costs. Manufacturing and related costs decreased due to a decrease in materials production processes and related costs. Pre-clinical study costs were relatively consistent.

General and administrative. General and administrative expense for the three months ended June 30, 2020 was approximately $1,157,000, compared to approximately $1,391,000 in the three months ended June 30, 2019. The decrease of approximately $234,000, or 17%, was primarily a result of lower stock-based compensation expense.

Six Months Ended June 30, 2020 and 2019

Research and Development. Research and development expense for the six months ended June 30, 2020 was approximately $5,082,000 compared to approximately $4,118,000 for the six months ended June 30, 2019.

The following table is a comparison summary of research and development costs for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019	Variance

Clinical project costs	$1,883,000	$1,313,000	$570,000
Manufacturing and related costs	1,263,000	1,645,000	(382,000)
Pre-clinical project costs	157,000	246,000	(89,000)
General research and development costs	1,779,000	914,000	865,000
	$5,082,000	$4,118,000	$964,000

The overall increase in research and development expense of approximately $964,000, or 23%, was primarily a result of increased general research and development costs resulting from increased personnel related costs and in clinical project costs. Manufacturing and related costs decreased due to a decrease in materials production processes and related costs. Pre-clinical study costs were relatively consistent.

General and Administrative. General and administrative expense for the six months ended June 30, 2020 was approximately $2,499,000, compared to approximately $2,712,000 in the six months ended June 30, 2019. The decrease of approximately $213,000, or 8%, was primarily a result of lower stock-based compensation expense.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of approximately $22,450,000 compared to $10,615,000 as of December 31, 2019. This increase was due primarily to the approximately $18,300,000 of net proceeds received in connection with the June 5, 2020 public offering. Net cash used in operating activities during the six months ended June 30, 2020 was approximately $6,562,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of June 30, 2020, we had an accumulated deficit of approximately $119,251,000.

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

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2020, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we have not yet experienced any significant impacts as a result of the pandemic and have continued to enroll patients in our clinical trials, we anticipate that the COVID-19 pandemic and a prolonged public health crisis may negatively impact our future financial condition and operating results. However, given the evolving health, economic, social, and governmental environments, the breadth and duration of any such impacts remains uncertain. Due to the pandemic, our clinical trial recruiting and participants and supply chain could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 coronavirus is difficult to predict, but it may increase our costs or expenses.

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

We expect that we will continue to generate significant operating losses for the foreseeable future. At June 30, 2020, our consolidated cash balance was approximately $22.5 million. We believe our cash balance at June 30, 2020, is adequate to fund basic operations at budgeted levels for at least 12 months from the filing of these financial statements. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical trials, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We continue to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock. Our capital requirements and our ability to meet them depend on many factors, including:

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

We have incurred net losses and negative cash flows since inception. We currently have no product revenues and may not succeed in developing or commercializing any products that will generate product or licensing revenues. We do not expect to have any products on the market for several years. Our primary activity to date has been research and development and conducting clinical trials. Development of our product candidates requires a process of preclinical and clinical testing, during which our product candidates could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we may not be able to market our product candidates. Whether we achieve profitability or not will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue for the foreseeable future. As of June 30, 2020, we had a stockholders’ equity of approximately $19,985,000. The net loss for the six months ended June 30, 2020 was approximately $7,570,000, and we may never achieve profitability.

Item 6.	Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Form of Series H Warrant		S-1/A	May 20, 2020	4.3

10.2	Form of Pre-Funded Warrant		S-1/A	May 20, 2020	4.4

10.3	Form of Warrant Agency Agreement		8-K	June 5, 2020	4.3

10.4	Amended and Restated 2015 Stock Incentive Plan		8-K	June 25, 2020	10.1

10.5	Employment Agreement between the Company and John Friend dated July 1, 2020		8-K	July 1, 2020	10.1

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 10, 2020	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer