Form 10-K
period 2020-12-31
Cellectar Biosciences, Inc.
filed 2021-03-02
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020 was $32,346,423.

As of March 1, 2021, there were 50,504,064 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

•	our current views with respect to our business strategy, business plan and research and development activities;

•	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;

•	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

•	our projected operating results, including research and development expenses;

•	our ability to continue development plans for CLR 131, CLR 1900 series, CLR 2000 series and CLR 12120;

•	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;

•	our ability to maintain orphan drug designation in the U.S. for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;

•	any disruptions at our sole supplier of CLR 131;

•	our ability to pursue strategic alternatives;

•	our ability to advance our technologies into product candidates;

•	our enhancement and consumption of current resources along with ability to obtain additional funding;

•	our current view regarding general economic and market conditions, including our competitive strengths;

•	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, including the COVID-19 pandemic, cyber-attacks and general instability;

•	assumptions underlying any of the foregoing; and

•	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes. We have not yet experienced any significant impacts as a result of the pandemic. However, COVID-19 may impact our future ability to recruit patients for clinical studies, obtain adequate supply of CLR 131 and obtain additional financing.

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatments. CLR 131 is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM), a Phase 2B study in r/r multiple myeloma (MM) patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers.

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The CLOVER-WaM Study is a pivotal registration study currently evaluating CLR 131 in Bruton tyrosine kinase inhibitor (BTKi) failed or suboptimal response in WM. The CLOVER-1 Phase 2B study is ongoing where CLR 131 remains under further evaluation in highly refractory multiple myeloma (MM) patients.

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

The U.S. Food and Drug Administration (“FDA”) granted CLR 131 Fast Track Designation for WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for WM, MM, neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. CLR 131 was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted an ODDs for r/r MM and WM.

Our product pipeline also includes one preclinical PDC chemotherapeutic program (CLR 1900) and several partnered PDC assets. The CLR 1900 Series is being targeted for solid tumors with a payload that inhibits mitosis (cell division) a validated pathway for treating cancers.

We have leveraged our PDC platform to establish three ongoing collaborations featuring four unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, a primary tumor, or a metastatic tumor and cancer stem cells. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor cycle. Tumor cells modify specific regions on the cell surface as a result of the utilization of this metabolic pathway. Our PDCs bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which can enhance drug efficacy, and to avoid the specialized highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver molecules that previously could not be delivered. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number on the cell surface, have longer cycling time from internalization to being present on the cell surface again and available for binding and are not present on all of the tumor cells in any cancer. This means a subpopulation of tumor cells always exist that cannot be targeted by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the ability to conjugate payload molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

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

In June 2020, the European Medicines Agency (EMA) granted us Small and Medium-Sized Enterprise (SME) status by the EMA’s Micro, Small and Medium-sized Enterprise office. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatments and treatments in development. CLR 131 is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/rMM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers.

CLR 131 is currently being evaluated in a pivotal study, CLOVER-WaM, in WM patients that have failed or had a suboptimal response to a BTKi therapy after receiving first line standard of care. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM expansion cohort (Phase 2B). The Phase 2B study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM (to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the first half of 2021. Initiated in March 2017, the primary goal of the Phase 2A study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

In December 2014, the FDA granted ODD for CLR 131 for the treatment of MM. In 2018, the FDA granted ODD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. In May 2019, the FDA granted Fast Track designation for CLR 131 for the treatment of MM and in July 2019 for the treatment of DLBCL, in September 2019 CLR 131 received Orphan Drug Designation from the European Union for Multiple Myeloma, in January 2020, the FDA granted Orphan Drug Designation for CLR 131 Waldenstrom’s macroglobulinemia and the European Union granted Orphan Drug Designation for CLR 131 Waldenstrom’s macroglobulinemia. The FDA granted Fast Track designation for CLR 131 for the treatment of WM in May 2020.

The FDA may award priority review vouchers (PRV) to sponsors of a RPDD that meet its specified criteria. The key criteria to receiving a PRV is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a PRV that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, the PRV’s can be exchanged or sold to other companies so that the receiving company may use the voucher.

CLOVER-WaM: Phase 2 Study Pivotal Study in: Patients with r/r Waldenstrom’s Macroglobulinemia

In January 2021, we announced that a Type C guidance meeting with the FDA was conducted in September of 2020. The results of that guidance meeting provided Cellectar with an agreed upon path for conducting the CLOVER-WaM study; a single arm, pivotal study in WM patients that have received standard of care first line therapy and either failed or had a suboptimal response to BTKi therapy. The FDA agreed with the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients. Based upon this agreement the pivotal study was initiated. WM is a rare, indolent and incurable form of non-Hodgkin’s lymphoma (NHL) that is composed of a patient population in need of new and better treatment options.

Phase 2A Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Current data from our Phase 2A CLOVER-1 clinical study show that six WM patients demonstrated 100% overall response rate (ORR) and an 83.3% major response rate with one patient achieving a complete response (CR), which continues at nearly 27 months post- last treatment. While median treatment free survival (TRS) also known as treatment free remission (TFR)) and duration of response (DOR) has not been reached, the average treatment TFS/TFR is currently at 330 days. This may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date.

Phase 2A Study: Patients with r/r Multiple Myeloma Cohort

In September 2020, we announced that a 40% ORR was observed in the subset of refractory multiple myeloma patients deemed triple class refractory who received 60 mCi or greater total body dose (TBD). Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of Cellectar’s CLOVER-1 study and additional patients enrolled in Part B from March through May 2020 and received >60mCi TBD. All MM patients enrolled in the expansion cohort are required to be triple class refractory. The additional six patients enrolled in 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a TBD of > 60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving > 60 mCi typically exhibit greater responses. Based on study results to date, patients continue to tolerate CLR 131 well, with the most common and almost exclusive treatment emergent adverse events being cytopenias.

Phase 2A: Patients with r/r non-Hodgkin’s lymphoma Cohort

In February 2020, we announced positive data from our Phase 2a CLOVER-1 study in patients with relapsed/refractory non-Hodgkin lymphoma (NHL) patients were treated with three different doses (<50mCi, ~50mCi and >60mCi TBD. Patients with r/r NHL who received <60mCi TBD and the >60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a (CR), which continues at nearly 24 months post-treatment. The ORR for chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and marginal zone lymphoma (MZL) patients was 33%.

Based upon the dose response observed in the Phase 2A for patients receiving TBDs of 60mCi or greater, we determined that patient dosing of CLR 131 would be >60mCi TBD. Therefore, patients are now grouped as receiving <60mCi or >60mCi TBD.

The most frequently reported adverse events in all patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events have not increased as doses were increased and the profile of cytopenias remains consistent. Importantly, these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade. Based upon CLR 131 being well tolerated across all dose groups and the observed response rate, especially in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the study has been expanded to test a two-cycle dosing optimization regimen with a target TBD >60 mCi/m2 of CLR 131.

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of CLR 131. The funds supported the Phase 2 study initiated in March 2017 to define the clinical benefits of CLR 131 in r/r MM and other niche hematologic malignancies with unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma/WM and DLBCL. The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response (CBR), with secondary endpoints of ORR, progression free survival (PFS,) median Overall Survival (mOS) and other markers of efficacy following patients receiving one of three TBDs of CLR 131 (<50mCi, ~50mCi and >60mCi), with the option for a second cycle approximately 75-180 days later. Dosages were provided either as a single bolus or fractionated (the assigned dose level split into two doses) given day 1 and day 15.

In May 2020, we announced that the FDA granted Fast Track Designation for CLR 131 in WM in patients having received two prior treatment regimens or more.

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study demonstrated that CLR 131 was safe and tolerated up to a TBD of approximately 95mCi in r/r MM. The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of CLR 131 administered in an up to 30-minute I.V. infusion, either as a single bolus dose or as fractionated doses. The r/r multiple myeloma patients in this study received single cycle doses ranging from approximately 20mCi to 95mCi TBD. An independent Data Monitoring Committee determined that all doses used were safe and well-tolerated by patients.

CLR 131 in combination with dexamethasone was under investigation in adult patients with r/r MM. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study was a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (FLC), PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. CLR 131 was deemed by an Independent Data Monitoring Committee (IDMC) to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a TBD of ~63 mCi. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five achieved stable disease however one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30-minutes of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

Cohort 5 and 6 were fractionated cohorts of 31.25 mCi/m2(~62.5mCi TBD) and 37.5 mCi/m2(~75mCi TBD), each administered on day 1 and on day 8. Following the determination that all prior dosing cohorts were safe and tolerated, we initiated a cohort 7 utilizing a 40mCi/m2 (~95mCi TBD) fractionated dose administered 20mCi/m2 (~40mCi TBD) on days 1 and day 8. Cohort 7 was the highest pre-planned dose cohort and subjects have completed the evaluation period. The study completed enrollment and the final clinical study report is expected in the first half of 2021.

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

Phase 1 Study in r/r Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

In December 2017 the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. In December 2017, we filed an IND application for r/r pediatric patients with select solid tumors, lymphomas and malignant brain tumors. The Phase 1 clinical study of CLR 131 is an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of CLR 131 in children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended efficacious dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents. In August 2020, it was announced that four dose levels 15mCi/m2 up to 60mCi/m2 were deemed safe and tolerable by an independent Data Monitoring Committee and evaluation of the next higher dose cohort, 75mCi/m2 was initiated. In November 2020, we announced that CLR 131 had been measured in tumors, confirming that systemic administration of CLR 131 crosses the blood brain barrier and is delivered into tumors and that disease control has been exhibited in heavily pretreated patients with ependymomas. In 2018, the FDA granted ODD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should CLR 131 be approved for any of these pediatric indications, the first approved RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (“NDA”) or Biologic License Application (“BLA”) submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity. In December 2020, the FDA extended the Priority Review Voucher Program through September 2026 for rare pediatric diseases.

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of CLR 131 in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining CLR 131 and external beam radiation with recurrent HNC in Q4 2019. This clinical study was suspended due to the COVID-19 pandemic over the first three quarters of 2020 but is now open and actively enrolling patients.

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

In parallel to advancing the clinical development of our lead PDC, CLR 131 in both adult and pediatric orphan indications; we remain focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized anti-cancer agent payloads. The objective is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Initial PDC product candidates include our CLR 1900, 2000 and 12120 series of conjugated compounds currently being researched independently and through partnerships. Other than CLR 12120, all are small-molecule, cancer-targeting chemotherapeutics in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

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

Products in Development

CLR 131

CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 (radioisotope) directly to cancer cells, while limiting exposure to healthy cells unlike many traditional on-market treatment options. CLR 131 is comprised of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid, pediatric tumors and other cancer types including NHL. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides CLR 131 with anti-cancer activity and a unique product profile. Selective uptake and retention have been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting anti-cancer activity.

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

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades. The goals of targeted cancer therapy — selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys — remain goals of new therapies as well. We believe our targeted delivery technology has the potential to achieve these goals. CLR 131 has been shown in animal models to reliably and near-universally accumulate in cancer cells, including cancer stem cells.

In view of CLR 131’s selective uptake and retention in a wide range of solid tumors and in cancer stem cells, its single-agent efficacy in animal models and its non-specific mechanism of cancer-killing (radiation), along with an understanding of classical oncology drug development our initial plan was to develop CLR 131 as a monotherapy for cancer indications with significant unmet medical need. CLR 131’s unique benefits such as a novel mechanism of action, ease of administration, and positive benefit/risk profile offered potential treatment benefits for a variety of high unmet cancer populations. While a number of cancer indications were evaluated as the initial target treatment, multiple myeloma was selected principally because, like many hematologic malignancies, is known to be highly radiosensitive and remained an incurable hematologic disease with significant unmet medical need in the relapse or refractory clinical setting. Additionally, MM is designated as an orphan disease and drugs granted an orphan drug designation (ODD) are provided regulatory and marketing exclusivity benefits. The IND application for MM was accepted by the FDA in September 2014. In December 2014, the FDA granted ODD for CLR 131 for the treatment of MM. We initiated our Phase 1 Study of CLR 131 for the treatment of r/r MM in April 2015. The Phase 1 study was a multicenter, open-label, dose-escalation study designed to evaluate the safety and tolerability of CLR 131 administered as a 15-20-minute IV infusion, either as a single bolus dose or as two fractionated doses, in patients with R/R MM. All cohorts dosed were deemed safe and well tolerated by an independent Data Monitoring Committee (DMC). The study was successfully completed in February 2020.

In February 2020, final results from a multicenter, phase 1 clinical trial of CLR 131 in r/r MM were presented. The trial was designed to evaluate the safety and potential initial efficacy of CLR 131 in heavily pretreated MM patients and enrolled a total of 26 evaluable patients at three trial sites. For the trial, which used a modified 3 + 3 dose escalation design, 15 evaluable patients were dosed in single bolus doses from 12.5mCi/m2 up to 31.25mCi/m2 (TBD 20.35-59.17 mCi) and 11 evaluable patients were dosed in fractionated dosing cohorts of 31.25mCi/m2 to 40mCi/m2 (TBD 54.915-89.107 mCi). An independent data monitoring committee determined that no dose-limiting toxicities were seen in any cohort. Of the 26 evaluable patients in the trial, a partial response was seen in 4 of 26 patients (15.4%) and stable disease or minimal response in 22 of 26 patients (84.6%), for a disease control rate of 100%. A significant decrease in M-protein and FLC was also observed, suggesting ample targeting of the tumor.

The Phase 2 A study (CLOVER-1) of CLR 131 was initiated in July 2017 and conducted in approximately 10 leading cancer centers in the United States for patients with relapsed or refractory B-cell hematologic cancers. The hematologic cancers being studied in the trial included MM, lymphoplasmacytic lymphoma (LPL) / Waldenstrom’s macroglobulinemia (WM), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), and diffuse large B-cell lymphoma (DLBCL).

The planned study enrollment was up to 80 patients. Its primary endpoint was clinical benefit response (CBR), with additional endpoints of ORR, progression free survival (PFS), median overall survival (OS) and other markers of efficacy. Over the course of the study the dosing regimen of CLR 131 advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2).

In September 2020, we announced that a 40% ORR was observed in the subset of r/r MM deemed triple class refractory who received 60 mCi or greater TBD. Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of our CLOVER-1 study and additional patients enrolled in Part B from March through May 2020 and received >60mCi TBD. All MM patients enrolled in the expansion cohort are required to be triple class refractory. The six patients enrolled from March through May 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a TBD of > 60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving > 60 mCi typically exhibit greater responses. Based on study results to date, patients continue to tolerate CLR 131 well, with the most common and almost exclusive treatment emergent adverse events being cytopenias. This cohort will continue to enroll and evaluate patients that are even more refractory (quad-class refractory (proteasome inhibitor, immunomodulatory drug, anti-CD-38 antibodies, nuclear export inhibitors, or BCMA antibody drug conjugates) or hepta-drug refractory) to determine if CLR 131 at the dose of >60mCi TBD can be effective in patients that likely have no alternative therapies.

Data from our Phase 2 CLOVER-1 clinical study show that six WM patients demonstrated 100% ORR and an 83.3% major response rate with one patient achieving a CR, which continues at nearly 27 months post- last treatment. While median treatment free survival (or treatment free remission) and duration of response has not been reached, the average treatment free survival is currently at 330 days. This may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR nor do any therapies provide any significant benefit after the therapy is stopped.

In January 2021, we announced the initiation of the CLOVER-WaM pivotal study in WM. The study is designed as a global, non-comparator, single arm, study of CLR 131. We believe this design is in alignment with the feedback received from the FDA during the guidance meeting held in September 2020.

The study will enroll 50 WM patients who have failed first-line therapy and have failed or had a suboptimal response to a BTK i (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of CLR 131 over two cycles (cycle one days 1, 15, and cycle two days 57, 71). The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum TBD of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. An independent data monitoring committee (iDMC) will perform an interim safety and futility evaluation on the first 10 patients enrolled. The assessment will occur patient by patient and will conclude after the tenth patient is evaluated; there is no planned study stoppage. The trial has been initiated at select US cancer centers and will roll out to additional US and international sites in early 2021.

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

In December 2017, we filed an IND application with the Division of Oncology at the FDA for a proposed Phase 1 study of CLR 131 in children and adolescents with select rare and orphan designated cancers. The Phase 1 pediatric study is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of CLR 131 in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The Phase 1 study was initiated in 2019 at 3 pediatric cancer centers and is currently being conducted internationally at seven leading pediatric cancer centers. Secondary objectives of the study are to identify the recommended Phase 2 dose of CLR 131 and to determine preliminary antitumor activity (treatment response) of CLR 131 in children and adolescents.

In November 2020, we announced that CLR 131 demonstrated preliminary activity in inoperable brain tumors as part of the Phase 1 study. Similar to previous CLR 131 studies in adults, this study demonstrated that 20-40% of the infused CLR 131 is delivered to cancer tumors. Additionally, the study demonstrated that systemic administration of CLR 131 results in a sufficient proportion of infused drug crossing the blood brain barrier and is delivered to different types of malignant brain tumors. CLR 131 has achieved disease control at multiple dose levels in rapidly progressing, heavily pretreated patients, including two patients at distinct dose levels with rapidly growing ependymomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the United States. Children with these tumors have a poor prognosis and limited 5-year survival.

The FDA has granted ODD’s and RPDDs for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should any of these indications reach approval, the RPDD may enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive Priority Review for a future NDA or BLA submission, which would reduce the statutory FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity.

Market Overview

Our target market is broad and represents the market for the treatment of cancer. The American Cancer Society estimated that approximately 1.90 million new cancer cases were expected to be diagnosed in the U.S. in 2019 and approximately 608,570 cancer deaths in the U.S.1 The global market for cancer drugs reached $143 billion in annual sales (2019), and could reach $250 billion by 2024, according to a report dated September 2020 by McKinsey & Company.2 This growth will be driven by emerging targeted therapies, which are expected to change the cancer treatment landscape (Cowen Report), and an increased use of cancer drug combination regimens.

Waldenstrom’s macroglobulinemia

Waldenstrom’s macroglobulinemia (WM) is a rare and incurable disease defined by specific genotypic subtypes that defines patient responses and long-term outcomes. The annual incidence is 6,500 with prevalence of approximately 60,000 patients globally. WM is a lymphoma, or cancer of the lymphatic system. The disease occurs in a type of white blood cell called a B-lymphocyte or B-cell, which normally matures into a plasma cell whose job is to manufacture immunoglobulins (antibodies) to help the body fight infection. In WM, there is a malignant change to the B-cell in the late stages of maturing, and it continues to proliferate into a clone of identical cells, primarily in the bone marrow but also in the lymph nodes and other tissues and organs of the lymphatic system. These clonal cells over-produce an antibody of a specific class called IgM.

WM cells have characteristics of both cancerous B-lymphocytes (NHL) and plasma cells (multiple myeloma), and they are called lymphoplasmacytic cells. For that reason, WM is classified as a type of non-Hodgkin’s lymphoma called lymphoplasmacytic lymphoma (LPL). About 95% of LPL cases are WM; the remaining 5% do not secrete IgM and consequently are not classified as WM.

Several drugs have demonstrated activity either alone or in combinations but only a single drug has received regulatory approval. Treatment is mainly focused on the control of symptoms and the prevention of organ damage. Front-line treatments for WM include rituximab alone or in combination with other agents. In the salvage therapy (second line or later) setting, ibrutinib, combinations of proteosome inhibitors and immunomodulatory drugs and stem cell transplantation are considered. Ibrutinib is the only drug to receive regulatory approval (2015) as a salvage therapy; in late 2019, it was approved for front-line treatment in combination with rituximab. Factors such as long-term cytopenias, age, hyper viscosity, the need for quick disease control, lymphadenopathy, co-morbidities, and IgM-related end-organ damage are key consideration in the choice of treatment.

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma is the second most common hematologic cancer with a U.S. incidence rate and a relapse or refractory patient population of 10,000 to 15,000. In 2019, Global Data Research Group estimated the multiple myeloma dollar market size to be over $20B in 2021 and is forecasted to increase to nearly $28B in 2027. The increase in drug sales over this period will be mainly driven by the increasing incidence of multiple myeloma with the U.S. market remaining the largest potential market. It is believed the largest growth will occur in patients receiving at least three lines of treatment due to the expanding elderly population, increases in treatment population and increasing rates of survival from earlier lines of treatment. According to data obtained from Decision Resource Group, over 40% of patients in later lines of therapy while eligible, refuse treatment due to higher treatment failure, severity of adverse events and difficulty of treatment dosing regimen. The average response rates for patients receiving their fourth- and fifth-line treatment are 15% and 8% response rates respectively. Additionally, the mOS for these patients also decreases by line of therapy and is less than 9 months post third-line treatment.

Based on the CLR 131 Phase 1 and Phase 2 product profile demonstrated in fifth-line patients to date with a single dose, we believe CLR 131 may meet the unmet medical need in the heavily pre-treated patient population described above.

B-Cell Lymphoma

B-cell lymphoma represents cancers of the lymphatic system. The lymphoma may be indolent or aggressive and circulates in the blood or form tumors in lymph nodes. According to the WHO Global Cancer Observatory database, the estimated 2020 US incidence of B-Cell Lymphoma was 66,289 cases.9 Types of B-Cell Lymphomas include Chronic Lymphocytic Lymphoma, Small Lymphocytic Lymphoma, Mantle Cell Lymphoma, Marginal Zone Lymphoma, and the most common lymphoma, DLBCL. According to a report dated June 2019 by Global Data Research Group, the B-cell Lymphoma market was valued at $5.7 billion for 2017, with a forecasted increase to $9.2 billion in 2027 at a Compound Annual Growth Rate (CAGR) of 4.9%.

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

We are focused on 3 subsets of Sarcomas:

•	Osteosarcoma: The tumor develops in growing bone tissues, accounts for 28% of all bone sarcomas and is the most common pediatric sarcoma (56%).

•	Ewing’s Sarcoma: The tumor develops in immature tissues in bone marrow.

•	Rhabdomyosarcoma: Tumors develop in the muscles predominately skeletal muscle.

Based on information from Market Insights, Epidemiology, and Market Forecast, the global market value of the Pediatric Sarcoma Market is expected to nearly double from $324 million in 2018 to $635 million in 2025. This growth is expected to be driven by the high rate of recurrence in pediatrics, increased incidence in select markets and new high-priced therapies coming to the market.

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

Potential Commercial Competition to Our Current and Future Clinical-Stage Compounds

Currently, many classes of approved products with various mechanisms of action exist, including: immune-modulating agents, proteasome inhibitors, histone deacetylase inhibitors, monoclonal antibodies, corticosteroids, and traditional chemotherapeutics for the treatment of liquid and solid tumors. There also remain a significant number of compounds being researched and developed for the treatment of cancer. We are focused on the product development and commercialization of adult and pediatric orphan designated indications with unmet clinical need. While multiple adult hematology indications for CLR 131 were evaluated, WM was selected based on CLR 131’s efficacy and safety profile demonstrated to date. Other considerations such as the regulatory pathway, unmet clinical need, limited commercial competition and cost efficiencies were also assessed. We believe CLR 131 is a therapeutic option in either adult or pediatric relapse or refractory settings either as a monotherapy or in combination with currently approved agents, some of which are radio-sensitizing and maintain a differential adverse event profile from that of CLR 131.

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

CLR 131

We have taken a broad approach to creating market exclusivity for CLR 131 both within the U.S., and globally, including all major markets. This approach includes numerous patents, patent applications and regulatory filings to provide maximum market exclusivity. Our patent portfolio for CLR 131 includes all of the typical filings as well as unique methods of use, methods of manufacturing, use in combinations, use to treat cancer stem cells, novel formulations, etc. In addition, to our patents, we were granted ODD for CLR 131 by the FDA for the treatment of MM in December 2014 and for WM in January 2020. In addition, we received ODD from the European Union for MM in September 2019, and for WM in January 2021. We expect to file additional orphan designations for other rare diseases. We continue to evaluate CLR 131 in additional hematologic and solid tumor orphan designated indications. Our patents have a variety expected expiry with some potentially being extended on a country-by-country basis. In 2018, the FDA a granted orphan drug and a RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. We initiated a Phase 1 study in 2019.

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

Research and Development

Our primary activity to date has been research and development. The research had historically been conducted at our facility in Madison, Wisconsin and through third-party laboratories and academic universities. Starting in 2018, we no longer used the facility in Madison, Wisconsin for these activities. The clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit spend and fixed costs. Our research and development expenses were approximately $10,141,000 and $8,996,000 for 2020 and 2019, respectively.

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

U.S. Research, Development, and Product Approval Process

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

Submission of NDA

Following the completion of clinical studies, the data are analyzed to determine whether the studies successfully demonstrated safety and effectiveness and whether a product approval application may be submitted. In the U.S., if the product is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. The NDA must include a substantial amount of data and other information concerning the safety and effectiveness of the compound from laboratory, animal, and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling.

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA and must be registered with the FDA. The application generally will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process and determines that the facility is in compliance with cGMP requirements.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2020, the NDA review fee alone is $2,942,965, although we may qualify for a waiver of these FDA filing fees since we are a small business entity.

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

Reimbursement and Pricing Controls

In many of the markets where we, or any future collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Employees

As of December 31, 2020, we had eleven employees, all of whom are full-time employees.

Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

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

Risks Related to Capital and Our Operations

We will require additional capital in order to continue our operations and may have difficulty raising additional capital.

We expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2020, our consolidated cash balance was approximately $57.2 million. We believe our cash balance at December 31, 2020, is adequate to fund our basic budgeted operations for at least 12 months from the filing of this annual report. We will require additional funds to conduct research and development, establish and conduct clinical and preclinical studies, establish commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products. Our ability to execute our operating plan depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue financing alternatives. However, there can be no assurance that we will obtain the necessary funding in the amounts we seek or that it will be available on a timely basis or upon terms acceptable to us. If we obtain capital by issuing debt or preferred stock, the holders of such securities would likely obtain rights that are superior to those of holders of our common stock.

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

The COVID-19 pandemic could materially and adversely affect our business.

The COVID-19 pandemic could significantly disrupt our business and may prevent us from conducting business activities due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions have included restrictions on our ability to travel, as well as temporary closures. While we have not yet experienced any significant impacts as a result of the pandemic, it is not possible at this time to estimate the ultimate impact that it could have on our business. The continued rapid spread of COVID-19 including new virus strains and the measures taken by government authorities has created uncertainties and could delay our ongoing clinical studies or the manufacture or shipment of CLR 131 for clinical studies.

We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business. Our clinical trial sites may be affected by travel or quarantine restrictions imposed by federal, state or local governments. We may in the future need to update or suspend our clinical studies as a result of the pandemic. In addition, we have made and we (and our CROs) may need to make certain adjustments to the operation of clinical studies in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA in 2020, which describes a number of considerations for sponsors of clinical studies impacted by the pandemic, including, among other requirements, the requirements to include in the clinical trial report contingency measures implemented to manage the clinical trial, any disruption of the clinical trial as a result of the COVID-19 pandemic, and analyses and corresponding discussions that address the impact of implemented contingency measures on the safety and efficacy results reported for the clinical trial. To the extent we (or our third-party suppliers and manufacturers) are required to implement additional or to modify existing policies and procedures for our clinical studies and/or manufacturing functions, or if the pandemic significantly impacts recruitment of patients or the conduct of our clinical studies, our anticipated timelines for initiating or completing clinical studies and seeking regulatory approval may be substantially delayed, and we may incur additional costs. Also, to the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

Although we expect no material impact on the supply of CLR 131 for our current clinical studies, should our third-party manufacturers experience extended disruptions, we could experience delays in future trials. Further, in June 2020, FDA issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Such guidance and any future guidance or regulatory requirements impacting drug product manufacturing, including delays associated with complying with new requirements, could impact the operations of our contract manufacturers, our business, and our ability to obtain sufficient supplies for our clinical development on a timely basis.

The COVID-19 pandemic continues to rapidly evolve. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, financial condition and operating results. To the extent that COVID-19 pandemic impacts our business in any way, it may also have the effect of heightening the impact of other risk factors disclosed herein.

Conflicts, military actions, terrorist attacks, natural disasters. public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus, cyber-attacks and general instability could adversely affect our business.

Conflicts, military actions, terrorist attacks, natural disasters, public health crises and cyber-attacks have precipitated economic instability and turmoil in financial markets. Instability and turmoil may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action, acts of terrorism, public health crises or cyber-attacks may impact our operations or those of our suppliers. Accordingly, any conflict, military action, terrorist attack, public health crises or cyber-attack that impacts us or any of our suppliers, could have a material adverse effect on our business, liquidity, prospects, financial condition and results of operations.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our third-party manufacturers, contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, phishing attempts, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption in our business. For example, the loss of clinical study data from ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets, inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, lack of access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks or other malfeasance by hackers. This type of breach of our cybersecurity may compromise our confidential and financial information, adversely affect our business, or result in legal proceedings. Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

Risks Related to Manufacturing and Supply

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

Risks Related to Research and Development and the FDA

We cannot assure the successful development and commercialization of our compounds in development.

At present, our success is dependent on one or more of the following to occur: the successful development of CLR 131 for the treatment of a hematologic or solid tumor cancer including Waldenstrom’s macroglobulinemia, multiple myeloma and B-Cell lymphomas or the treatment of pediatric solid tumors and lymphomas; the development of new PDCs, specifically new products developed from our PDC program, and the advancement of our PDC agents through research and development; and/or commercialization partnerships.

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

Our proposed products and their potential applications are in clinical and manufacturing/process development and face a variety of risks and uncertainties, including the following:

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

The FDA has granted rare pediatric disease designation, RPDD, to CLR 131 for treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma; however, we may not be able to realize any value from such designation.

Our CLR 131 compound has received RPDD designation from the FDA for the treatment of neuroblastoma, rhabdomyosarcoma, osteosarcoma and Ewing’s sarcoma. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s Rare Pediatric Disease Priority Review Voucher Program, upon the approval of an NDA or a BLA for the treatment of a rare pediatric disease, the sponsor of such application could be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher or that it will result in a faster development process, review or approval for a subsequent marketing application. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a Priority Review Voucher. In December 2020, the Priority Review Voucher Program was extended by the FDA permitting additional grants through September 2026 for rare pediatric diseases. It is possible that even if we obtain approval for CLR 131 and qualify for a priority review voucher, the program may no longer be in effect at the time of such approval.

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

Risks Related to Legal Compliance and Litigation

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

Risks Related to Intellectual Property

We expect to rely on our patents as well as specialized regulatory designations such as orphan drug classification for our product candidates, but regulatory drug designations may not confer marketing exclusivity or other expected commercial benefits.

We expect to file for ODD or other regulatory designations (fast track, break-through, priority review, etc.) as appropriate for our product candidates. Orphan drug status confers seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act in the U.S., and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted ODD in the U.S. for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma/Waldenstrom’s macroglobulinemia. Additionally, we have been granted ODD in Europe for CLR 131 as a therapeutic for the treatment of multiple myeloma and Waldenstrom’s macroglobulinemia. While we have been granted this orphan designation, we will not be able to rely on it to exclude other companies from manufacturing or selling products using the same principal molecular structural features for the same indication beyond these timeframes without our patent portfolio. For any product candidate for which we have been or will be granted ODD in a particular indication, it is possible that another company also holding ODD for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we were the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product or deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted ODD, or for other indications if not for our patent portfolio, or for the use of other types of products in the same indications as our orphan product. Furthermore, although the ODD and exclusivity are in effect right now, the FDA has the authority to modify this assessment at any time.

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

Risks Related to Our Employees

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

Risks Related to Commercialization of our Products

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

Risks Related to Internal Controls

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

We lease administrative office space in Florham Park, New Jersey and Madison, Wisconsin. The space in New Jersey consists of approximately 4,000 square feet and is rented for approximately $12,900 per month under an agreement that expires on February 29, 2024, subject to one five-year extension. The space in Wisconsin consists of approximately 300 square feet and is rented for approximately $3,100 per month under an agreement that expires on August 31, 2021.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

 PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the NASDAQ Capital Market under the ticker symbol CLRB.

On February 25, 2021 there were 181 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

Equity compensation plans

During 2015, we issued 3,750 options to our Chief Executive Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vested annually over four years and expire ten years after the date of grant. During 2016, we issued 7,500 options to our Chief Business Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vested annually over three years and expire ten years after the date of grant. During 2019, we issued 90,000 options to our Chief Financial Officer that were not issued pursuant to our 2015 Stock Incentive Plan. During 2020, we issued 100,000 options to our Chief Medical Officer that were not issued pursuant to our 2015 Stock Incentive Plan. These options vest annually over three years and expire ten years after the date of grant. For all option issuances, the option price per share is not less than the fair market value of our common stock on the date of grant.

The following table provides information as of December 31, 2020 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

Plan category	Number of shares to be issued upon exercise of outstanding options and rights (#)	Weighted-average exercise price of outstanding options and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	983,214	$3.65	675,685

Equity compensation plans not approved by stockholders	201,250	$7.71	n/a

Total	1,184,464	$4.34	675,685

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary PDC delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations.

Our lead PDC therapeutic, CLR 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatments. CLR 131 is currently being evaluated in the multi cohort CLOVER-1 Phase 2 study in adult B-cell malignancies and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. Our product pipeline also includes one preclinical PDC chemotherapeutic program (CLR 1900) and several partnered PDC assets. The CLR 1900 Series is being targeted for solid tumors with a payload that inhibits mitosis (cell division) a validated pathway for treating cancers.

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

Twelve Months Ended December 31, 2020 and 2019

Research and Development. Research and development expense for the year ended December 31, 2020 was approximately $10,141,000 compared to approximately $8,996,000 for the year ended December 31, 2019.

The following table is a comparison summary of research and development costs for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2020	2019	Variance
Clinical project costs	$3,794,000	$3,629,000	$165,000
Manufacturing and related costs	2,322,000	2,772,000	(450,000)
Pre-clinical project costs	213,000	323,000	(100,000)
General research and development costs	3,812,000	2,272,000	1,540,000
	$10,141,000	$8,996,000	$1,145,000

The overall increase in research and development expense of approximately $1,145,000, or 13%, was primarily attributable to an increase in general research and development costs of approximately $1,540,000 largely related to an increase in research and development personnel. Manufacturing and related costs decreased by approximately $450,000 due to a reduction in materials production processes and related costs. The clinical and pre-clinical project costs were relatively consistent.

General and Administrative. General and administrative expense for the year ended December 31, 2020 was approximately $5,150,000 compared to approximately $5,183,000 in 2019. The decrease of $18,000, or less than 1%, in general and administrative costs was primarily related to a decrease of approximately $42,000 in personnel costs and an approximate $158,000 decrease related to public company expenses. These costs were offset by an increase in legal fees and business insurance of approximately $185,000.

Gain on Revaluation of Derivative Warrants. We recorded a gain on the revaluation of derivative warrants of approximately $43,000 in 2019. These amounts, which are non-cash in nature, represent the change in fair value (resulting primarily from changes in our stock price, and reduced remaining time over which the warrants will remain outstanding), during the respective period, of outstanding warrants which were classified as liabilities because they contain a certain type of cash settlement provision or a “down-round” anti-dilution provision whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants is subject to change in the event of certain issuances of stock at prices below the then-effective exercise prices of the warrants. For the year ended December 31, 2020, there was no gain or loss on derivatives as they expired on August 20, 2019.

Other income (expense), net. Other income for the year ended December 31, 2020 was approximately $185,000 due a gain on extinguishment of debt related to the forgiveness of our loan and accrued interest obtained under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24-week period. Interest income, net, for the year ended December 31, 2020 was approximately $11,000, as compared to approximately $43,000 for the year ended December 31, 2019. The decrease is a result of decreased returns on investments.

Liquidity and Capital Resources

Year ended December 31, 2020 Compared to Year Ended December 31, 2019

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $57.2 million compared to $10.6 million at December 31, 2019. The increase was largely attributable to net cash received from financing activities of approximately $60.5 million, offset by cash used in operating activities of $13.9 million and cash used in investing activities of approximately $62,000.

Cash provided from financing activities of approximately $60.5 million was due to the net proceeds we received from the sale of our common stock, preferred stock and pre-funded warrants. On June 5, 2020, we issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance. Gross offering proceeds were $20.0 million, with net proceeds of approximately $18.3 million after deducting placement agent fees and related offering expenses. On December 23, 2020, we entered into an underwriting agreement where we agreed to sell 18,148,136 shares of common stock at a public offering price of $1.35 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses. On December 23, 2020, in a separate concurrent private placement, we entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which we agreed to issue and sell, 1,518.5180 shares of Series D convertible preferred stock (the “Preferred Shares”). The Preferred Shares are convertible into a number of shares of common stock equal to $13,500 divided by $1.35 (or 10,000 shares of common stock for each share of Series D Preferred Stock converted) and were issued at a price of $13,500 per share of Series D Preferred Stock. The net proceeds of the offerings, after deducting the underwriting discounts and commissions, placement agency fees and estimated offering expenses payable by us were approximately $41.4 million.

Cash used in operating activities of approximately $13.9 million was largely due to funding of our research and development programs and general and administrative expenses.

Cash used in investing activities of $62,000 was due to the purchase of computer hardware.

Liquidity Outlook

We have incurred losses since inception in devoting substantially all of our efforts toward research and development and have an accumulated deficit of approximately $126.8 million at December 31, 2020. During the year ended December 31, 2020, we generated a net loss of approximately $15.1 million, and used approximately $13.9 million in cash from operations. We expect that we will continue to generate operating losses for the foreseeable future. At December 31, 2020, our consolidated cash balance was approximately $57.2 million. We believe our cash balance at December 31, 2020, is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity. To date we have raised capital aggregating approximately $267 million.

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

Long-Lived Assets. Long-lived assets include property, equipment and right-of-use assets. We periodically evaluate long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived asset impairment charges recorded during the years ended December 31, 2020 or 2019.

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

The fair value of outstanding derivative warrants was estimated as of a reporting date. Where an active market for the warrant exists, fair value is based on the market value. Where no active market exists, the Company principally uses a modified option-pricing model together with assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rates, volatility, contractual term of the warrants, projected future financings and dividend rates in estimating fair value for the warrants considered to be derivative instruments. We estimate volatility based on an average of our historical volatility and volatility estimates of publicly held drug development companies with similar market capitalizations. If our estimates of the fair value of these derivative warrants are too high or too low, our expenses may be over- or understated. No derivative warrants existed on December 31, 2020 or December 31, 2019.

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with our financing in 2019 we allocated the common stock and warrants separately based on the respective estimated relative fair value. In conjunction with our financing in June 2020, we allocated the common stock, warrants and pre-funded warrants separately based on the respective estimated relative fair value. In conjunction with our financing in December 2020, we allocated the common stock and preferred stock separately based on the respective estimated relative fair value. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cellectar Biosciences, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Complex Equity Instruments

As described in Note 6 to the consolidated financial statements, the Company issued $20.5 million of Series D Convertible Preferred Stock (“Preferred Stock”) in December 2020. The Preferred Stock is redeemable and convertible upon the occurrence of certain events. The Preferred Stock was evaluated to determine whether or not it (i) was mandatorily redeemable or (ii) represented an unconditional obligation of the Company to be settled in a variable number of shares of common stock. The Company determined that the Preferred Stock was neither mandatorily redeemable nor did it require settlement in a variable number of shares of common stock.

The embedded conversion features were evaluated for bifurcation as an embedded derivative instrument. This evaluation included determining whether or not the economic characteristics and risks of the embedded conversion features were clearly and closely related to the economic characteristics of the Preferred Stock. Based on its terms, the Company determined that the Preferred Stock was akin to an equity-like host. As a result, the Company concluded that the embedded conversion features were clearly and closely related to the Preferred Stock.

The embedded conversion features were further evaluated for the presence of a beneficial conversion feature and the Preferred Stock for classification as mezzanine, or temporary, equity. As the Preferred Stock is contingently convertible at the commitment date and requires shareholder approval, a beneficial conversion feature was not recognized in 2020.

Mezzanine equity classification is required when preferred stock is redeemable upon the occurrence of an event that is not solely within the control of the Company. There is a limited exception provided to this requirement. The Company determined that this exception was applicable based upon the terms of the Preferred Stock. The Company concluded that the Preferred Stock should be classified in stockholders’ equity.

Also as described in Note 6 to the consolidated financial statements, the Company issued $20.0 million of common stock, pre-funded warrants, which are exercisable for one share of common stock, and Series H warrants to purchase additional shares of common stock in June 2020. The Company determined the pre-funded warrants and the Series H warrants are freestanding financial instruments because both the pre-funded warrants and the Series H warrants are separately exercisable and legally detachable from each other and from the common stock. The Company evaluated the pre-funded warrants and Series H warrants pursuant to ASC 480, Distinguishing Liabilities from Equity, and concluded they are not liabilities. The pre-funded warrants and Series H warrants were further evaluated to determine whether or not they were derivative financial instruments. The Company concluded that both the pre-funded warrants and the Series H warrants should be classified in stockholders’ equity, as they meet both the indexation guidance and the equity classification guidance included in ASC 815-40. The Company allocated the proceeds to the common stock, pre-funded warrants and the Series H warrants based on their relative fair values.

The principal considerations for our determination that the accounting for complex equity instruments constituted a critical audit matter included the significant complexity of the relevant accounting guidance, as well as extent of management judgments involved in the application of that guidance. In addition, the audit effort included the use of firm personnel with relevant expertise to assist in auditing these transactions.

The primary procedures we performed to address this critical audit matter included:

▪	We assessed the design and implementation of management’s controls over the accounting for complex equity instruments
▪	We read the agreements and compared the relevant terms to management’s analysis of the transactions
▪	With the assistance of firm personnel having expertise in the accounting for complex equity instruments, we evaluated management’s conclusions regarding the balance sheet classification and valuation of the complex equity instruments
▪	We tested the Company’s determination of the fair value for the transactions, as well as the respective relative fair value allocations. Our testing included assessing the reasonableness of certain assumptions used by the Company, as well as, the completeness and accuracy of the data utilized
▪	We assessed the required financial statement disclosures related to the transactions

/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2016.

Madison, Wisconsin

March 2, 2021

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,165,377	$10,614,722
Prepaid expenses and other current assets	774,432	770,951
Total current assets	57,939,809	11,385,673
Fixed assets, net	355,982	435,083
Right-of-use asset, net	282,365	348,841
Long-term assets	75,000	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$58,659,370	$12,250,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,443,197	$2,663,873
Lease liability	119,904	105,885
Total current liabilities	3,563,101	2,769,758
LONG-TERM LIABILITIES:
Lease liability	301,740	421,644
Total long-term liabilities	301,740	421,644
TOTAL LIABILITIES	3,864,841	3,191,402
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 215 issued and outstanding as of both December 31, 2020 and 2019	1,148,204	1,148,204
Series D preferred stock: 1,519 and 0 issued and outstanding as of December 31, 2020 and 2019, respectively	18,887,645	—
Common stock, $0.00001 par value; 80,000,000 shares authorized; 45,442,729 and 9,386,689 shares issued and outstanding at December 31, 2020 and 2019, respectively	454	94
Additional paid-in capital	161,533,653	119,592,366
Accumulated deficit	(126,775,427)	(111,681,255)
Total stockholders’ equity	54,794,529	9,059,409
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,659,370	$12,250,811

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
COSTS AND EXPENSES:
Research and development	$10,140,681	$8,996,058
General and administrative	5,149,668	5,182,566
Total costs and expenses	15,290,349	14,178,624

LOSS FROM OPERATIONS	(15,290,349)	(14,178,624)

OTHER INCOME:
Gain on revaluation of derivative warrants	—	43,000
Gain on extinguishment of debt	185,280	—
Interest income, net	10,897	42,712
Total other income, net	196,177	85,712
NET LOSS	$(15,094,172)	$(14,092,912)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.76)	$(1.84)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	19,812,659	7,675,092

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Total
	Shares	Amount	Shares	Par Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders' Equity
BALANCE AT DECEMBER 31, 2018	473	$2,526,049	4,732,387	$47	$108,323,208	$(97,588,343)	$13,260,961

Issuance of common stock, warrants and preferred stock, net of issuance costs	—	—	4,000,000	40	9,024,529	—	9,024,569
Stock-based compensation	—	—	—	—	866,791	—	866,791
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(32)	—	—	—	—
Conversion of preferred shares into common shares	(258)	(1,377,845)	645,000	7	1,377,838	—	-
Net loss	—	—	—	—	—	(14,092,912)	(14,092,912)
BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409

Issuance of common stock, preferred stock, pre-funded warrants and warrants, net of issuance costs	1,519	18,887,645	32,749,764	327	40,831,284	—	59,719,256
Stock-based compensation	—	—	—	—	467,541	—	467,541
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(133)	—	—	—	—
Conversion of warrants into common shares	—	—	3,297,075	33	642,462	—	642,495
Net loss	—	—	—	—	—	(15,094,172)	(15,094,172)
BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	45,442,729	$454	$161,533,653	$(126,775,427)	$54,794,529

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,094,172)	$(14,092,912)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	141,453	132,798
Stock-based compensation	467,541	866,791
Gain on extinguishment of debt	(185,280)	—
Noncash lease expense	66,476	56,562
Gain on revaluation of derivative warrants	—	(43,000)
Changes in:
Prepaid expenses and other current assets	(3,480)	(129,733)
Other assets	—	477,695
Accounts payable and accrued liabilities	780,604	1,120,054
Lease liability	(105,885)	(81,963)
Cash used in operating activities	(13,932,743)	(11,693,708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(62,353)	(24,542)
Cash used in investing activities	(62,353)	(24,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(2,213)
Proceeds from long-term obligations	184,000	—
Proceeds from issuance of common stock and preferred stock, net of underwriting issuance costs	59,719,256	9,024,569
Proceeds from exercise of warrants	642,495	—
Cash provided by financing activities	60,545,751	9,022,356
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	46,550,655	(2,695,894)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,614,722	13,310,616
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$57,165,377	$10,614,722
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$1,584	$880
Gain on extinguishment of debt	$185,280	$—
Conversion of preferred stock to common stock	$—	$1,377,845

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

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

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $126,775,000 at December 31, 2020. During the year ended December 31, 2020 the Company generated a net loss of approximately $15,094,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance at December 31, 2020 is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements. The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements. The consolidated financial statements as of and for the twelve months ended December 31, 2020 are presented on a consolidated basis.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Due to the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no fixed asset impairment charges recorded during the years ended December 31, 2020 or 2019.

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

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for 2019 ranged from seven months to three years and for grants issued in 2020 was over three years. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period. Non-employee stock-based compensation is accounted for in accordance with the guidance of FASB Accounting Standards Codification (“ASC”) Topic 505, Equity. The Company recognizes an expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered and deemed completed.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of December 31, 2020 and 2019.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2020 and 2019 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of December 31, 2020, uninsured cash balances totaled approximately $56,700,000.

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. See Note 11 for additional details. The Company elected to apply the practical expedients in ASC 842-10-65-1 (f) and (gg) and therefore:

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

Recently Adopted Accounting Pronouncements - In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company believes that its adoption of ASU 2017-11 has not had a material impact on its results of operations, cash flows and financial position.

For the fiscal year beginning January 1, 2021, management early adopted ASU 2020-06 using the modified retrospective method. ASU 2020-06 simplifies entities’ accounting for convertible instruments by eliminating the cash conversion and BCF models outlined in ASC 470-20. Under ASU 2020-06, convertible instruments that would have previously been subject to the BCF or cash conversion guidance no longer require separate accounting for the conversion feature. Entities may elect to early adopt ASU 2020-06 for fiscal years beginning after December 15, 2020. Since the Company early adopted ASU 2020-06 beginning January 1, 2021, the Company would no longer be required to recognize a BCF even when shareholder approval is received. In December 2020, the Company completed a private placement where we issued Series D convertible preferred stock. The preferred shares are convertible into shares of common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting. As such, management will continue to account for the Series D Preferred Stock in equity without any separate accounting for the conversion options.

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

 4. FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2020	2019
Office and laboratory equipment	$445,758	$430,591
Computer software	4,000	4,000
Leasehold improvements	309,897	309,897
Total fixed assets	759,655	744,488
Less– accumulated depreciation and amortization	(403,673)	(309,405)
Fixed assets, net	$355,982	$435,083

For the years ended December 31, 2020 and 2019, the Company incurred approximately $141,000 and $133,000 of depreciation and amortization expense, respectively.

5. ACCRUED EXPENSES

Accounts payable and accrued liabilities approximately consist of the following:

	2020	2019
Incentive compensation	$850,000	$395,000
Accounts payable	1,429,000	1,278,000
Clinical study costs	787,000	720,000
Professional fees	221,000	157,000
Insurance	—	111,000
Other	156,000	3,000
	$3,443,000	$2,664,000

6. STOCKHOLDERS’ EQUITY

December 2020 Public Offering and Private Placement

On December 23, 2020, the Company issued and sold 18,148,136 shares of common stock, par value $0.00001 per share, of the at a public offering price of $1.35 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses.

In a concurrent private placement, we issued and sold 1,518.5180 shares of Series D convertible preferred stock. The preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $1.35 (or 10,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares will only be convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose.

In accordance with the concept of ASC 820 regarding the December 2020 public offering, the Company allocated value of the proceeds to the common stock and preferred stock utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on December 28, 2020, the Company computed the fair value of the shares sold. The fair value of the preferred stock was estimated on a relative fair value basis. This valuation did not impact total Stockholders’ Equity of $45.0 million, but is an internal proportionate calculation allocating the gross proceeds of approximately $24.5 million to common stock and $20.5 million to preferred stock.

The net proceeds of the offerings to the Company, after deducting the underwriting discounts and commissions, placement agency fees and estimated offering expenses payable by the Company were approximately $41.4 million.

The common stock were offered by the Company pursuant to a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on February 1, 2021.The preferred shares are only convertible upon stockholder approval.

June 2020 Public Offering

On June 5, 2020, the Company issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance. As of December 31, 2020, all 2,789,700 pre-funded warrants and 482,375 Series H warrants have been exercised.

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

The common stock, pre-funded warrants and Series H warrants were offered by the Company pursuant to a registration statement on Form S-1 filed on May 8, 2020 with the SEC under the Act and an additional registration statement filed on June 2, 2020 pursuant to Rule 462(b) under the Act.

May 2019 Public Offering

On May 20, 2019, the Company issued and sold 1,982,000 shares of common stock at an offering price of $2.50 per share. In a concurrent private placement, we issued to the purchasers of our common stock, Series F warrants to purchase an aggregate of 1,982,000 shares of common stock. The Series F warrants were immediately exercisable, expire five years after the date of issuance, and have an exercise price of $2.40. As of December 31, 2020, 25,000 Series F warrants have been exercised.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2020:

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
June 2020 Series H Warrants	8,213,289	$1.21	June 5, 2025
May 2019 Series F Warrants	1,957,000	$2.40	May 20, 2024
May 2019 Series G Warrants	2,018,000	$2.40	May 20, 2024
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20,2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
Total	17,456,266

7. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

Increase in 2015 Stock Incentive Plan. At the 2020 annual meeting of stockholders held on June 24, 2020, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2015 Stock Incentive Plan by 700,000 shares.

2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was adopted on June 9, 2015 authorizing an aggregate of 42,000 shares for issuance (after taking into account the 2018 and 2016 10:1 reverse stock splits). On May 31, 2017, our stockholders approved the Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”) to increase the authorized shares by 120,000 shares. On May 31, 2018, our stockholders approved the Amended and Restated 2015 Stock Incentive Plan to increase the authorized shares by 120,000. On June 13, 2019, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2015 Stock Incentive Plan by 700,000 shares. On June 24, 2020, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2015 Stock Incentive Plan by 700,000 shares. A total of 1,682,000 shares of common stock are authorized for issuance under the 2015 Plan for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. A committee of the board of directors determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and four years. Options granted pursuant to the Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. Upon adoption of the 2015 Plan, shares were no longer available for grant under our 2006 Stock Incentive Plan (the “2006 Plan”). All outstanding awards under the 2006 Plan remained in effect according to the terms of the 2006 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2006 Plan and any shares underlying awards under the 2006 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2015 Plan. As of December 31, 2020, there are an aggregate of 675,685 shares available for future grants under the 2015 Plan.

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

During the twelve-months ended December 31, 2020 and 2019, stock options granted were 653,750 and 411,930, respectfully. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended December 31,
	2020	2019
Employee and director stock option grants:
Research and development	$72,579	$62,932
General and administrative	394,962	803,859
Total stock-based compensation	$467,541	$866,791

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. An annual forfeiture rate of 2% was applied to all unvested options for employees and no forfeiture rate to directors for the twelve months ended December 31, 2020 and 2019. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Dividends. The Company has not historically recorded dividends related to stock options.

Summary. The following table summarizes the weighted-average values and assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2020	2019
Volatility	96-106%	91-93%
Risk-free interest rate	0.42-1.67%	1.62-3.05%
Expected life (years)	6	6
Dividend	0%	0%
Weighted-average exercise price	$1.84	$2.33
Weighted-average grant-date fair value	$1.42	$1.76

Exercise prices for all grants made during the twelve months ended December 31, 2020 and 2019 were equal to the market value of the Company’s common stock on the date of grant. There were 653,750 stock option grants during the twelve months ended December 31, 2020.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	232,343	$14.37
Granted	411,930	$2.33
Forfeited	(33,559)	$4.78
Outstanding at December 31, 2019	610,714	$6.78		$34,650
Granted	653,750	$1.84
Forfeited	80,000	$2.46
Outstanding at December 31, 2020	1,184,464	$4.34	8.57	$316,688

Exercisable, December 31, 2020	458,325	$8.26	7.70	$6,828
Unvested, December 31, 2020	726,139	$1.87	9.12	$309,859

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $1.42 and $1.76, respectively. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $389,398 and $715,587, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2020 was $6.62 and $1.44, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2019 was $10.62 and $1.82, respectively.

The weighted average grant date fair value of options forfeited during the years ended December 31, 2020 and 2019 was $1.90 and $3.80 respectively. The number of options vested during the years ended December 31, 2020 and December 31, 2019 was 209,354 and 203,523, respectively. The number of options unvested at January 1, 2020 and January 1, 2019 was 361,743 and 186,895, respectively. The weighted average grant date fair value of options unvested at January 1, 2020 and January 1, 2019 was $1.82 and $4.14, respectively.

As of December 31, 2020, there was approximately $790,035 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $424,673, $292,129 and $73,233 during 2021, 2022 and 2023, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future, less the forfeiture rate discussed above. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2020 was $6.62 and $1.44, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. In 2017, 8,000 shares were forfeited. The shares vest annually over a three-year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2018	18,668	$21.00	$392,000
Granted	—	—	—
Vested	(9,334)	21.00	(196,000)
Forfeited	—	—	—
Outstanding at December 31, 2019	9,334	21.00	196,000
Granted	—	—	—
Vested	(9,334)	21.00	(196,000)
Forfeited	—	—	—
Outstanding at December 31, 2020	—	$—	$—

8. INCOME TAXES

	2020	2019
Tax provision (benefit)
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(3,481,6764)	(2,141,153)
State	(1,416,877)	(6,146,506)
Total deferred	(4,898,641)	(8,287,659)

Change in valuation allowance	4,898,641	8,287,659
Total	$—	$—

Deferred tax assets consisted of the following at December 31:

	2020	2019
Deferred tax assets
Federal net operating loss	$30,179,562	$28,261,717
Federal research and development tax credit carryforwards	7,063,702	6,137,842
State net operating losses and tax credit carryforwards	4,393,526	3,590,961
Capitalized research and development expenses	9,911,446	8,955,425
Stock-based compensation expense	2,459,336	2,333,551
Depreciable assets	—	—
Other	419,597	292,259
Total deferred tax assets	54,427,169	49,571,755

Deferred tax liabilities
Depreciable assets	(110,705)	(153,928)
Total deferred tax liabilities	(110,705)	(153,928)

Net deferred tax assets	54,316,463	49,417,827
Less– valuation allowance	(54,316,463)	(49,417,827)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2020	2019
Income tax benefit using U.S. federal statutory rate	(21.00)%	(21.00)%
State income taxes	(7.42)%	(34.46)%
Permanent items	0.00%	0.01%
Federal tax credits	(6.13)%	(5.21)%
Change in valuation allowance	34.81%	58.81%
Other	(0. 26)%	1.85%
Total	0.00%	0.00%

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $143,722,000. Federal net operating loss generated as of December 31, 2017 will expire in 2021 through 2037, net operating loss generated during 2018 and later will be carried forward indefinitely until utilized. As of December 31, 2020,the Company also had state net operating loss carryforwards of approximately $54,283,000. State net operating loss will expire in 2028 through 2040.

As of December 31, 2020, the Company had federal research and development and orphan drug credit carryforwards of approximately $7,064,000 which will expire in 2021 through 2040. As of December 31, 2020, the Company also had state credit carryforwards of approximately $850,000which will expire in 2024 through 2035.

As of December 31, 2020, the company had federal NOLs and research and development credit carryforwards of $1,690,848 and $65,675, respectively, that expired in 2020.

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

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Under the Tax Act, federal net operating losses generated after 2017 could not be carried back and utilization was limited to 80% of taxable income. The CARES Act allows for a five-year carryback of federal net operating losses generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing entities to fully utilize net operating loss carryforwards to offset taxable income in 2018 through 2020. In addition, the CARES Act generally allows taxpayers to deduct interest up to 50% of adjusted taxable income (30% limit under the Tax Act) for tax years 2019 and 2020.

The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to its deferred taxes and related allowance as of December 31, 2020.

Effective January 1, 2019, the Company adopted ASU 2016-02, which resulted in the recognition of lease liabilities and right-of-use assets. The Company’s deferred tax balances have been adjusted to reflect the adoption of ASU2016-02.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2020 or 2019 and does not anticipate having unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS and state taxing authorities for tax periods commencing January 1, 2017. Additionally, the Company may be subject to examination by the IRS for years beginning prior to January 1, 2017 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. Since there is a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2020	2019
Warrants	17,456,266	9,268,352
Stock options	1,184,464	610,714
Non-vested restricted stock	—	9,334
Preferred shares convertible to common	15,722,680	537,500
Total potentially dilutive shares	34,363,410	10,425,900

10. COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

11. LEASES

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

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and ROU lease liability are approximately $282,000 and ($422,000), respectively, as of December 31, 2020 and rental expense for the twelve months ended December 31, 2020 was approximately $113,000. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of December 31, 2020:

Years ending December 31,
2021	$155,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	488,000
Less: Imputed interest	(66,000)
Present value of lease liabilities	$422,000

12. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that allows eligible employees who meet minimum age requirements to contribute a portion of their annual compensation on a pre-tax basis. The Company has not made any matching contributions under this plan.

13. LOAN PAYABLE

On April 21, 2020, the Company received loan proceeds in the amount of approximately $184,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP requirements. On December 30, 2020, the principal loan amount of $184,000 and accrued interest of $1,280 were forgiven.

14. SUBSEQUENT EVENTS

In January and February 2021, the Company received proceeds of $1,213,924 upon the exercise of 1,005,320 Series H warrants.

In February 2021, a holder of 215 shares of our Series C Preferred Stock converted them into 537,500 shares of Common Stock at a conversion rate of 1 to 2,500 shares.

Special Meeting of Stockholders

At a special meeting of stockholders held on February 25, 2021, the Company’s stockholders approved the amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the authorized common stock from 80,000,000 shares to 160,000,000 shares. In addition, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D Preferred Stock issued in a private placement on December 28, 2020. In February 2021, 351.8515 shares of our Series D Preferred Stock were converted into 3,518,515 shares of Common Stock at a conversion rate of 1 to 10,000 shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2020, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions “Proposal No. 1 — Election of Directors,” “Officers and Directors” and “Corporate Governance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers and Directors —Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this annual report on Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions “Proposal No. 4 — Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.	All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Amended and Restated By-laws	8-K	June 1, 2011	3.1
3.10	Form of Certificate of Designation of Series C Preferred Stock	S-1/A	July 18, 2018	3.11
3.11	Form of Certificate of Designation of Series D Preferred Stock certificate	8-K	December 28, 2020	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series C Preferred Stock certificate	S-1/A	July 18, 2018	4.6
4.3	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.4*	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934
10.1	2006 Stock Incentive Plan, as amended **	8-K	December 18, 2013	10.1
10.2	Form of Non-Statutory Stock Option under Novelos Therapeutics, Inc.’s 2006 Stock Incentive Plan**	8-K	December 15, 2006	10.2
10.3	Registration Rights Agreement dated September 28, 2015	8-K	September 30, 2015	10.2

10.4	Form of Series A Warrant	S-1/A	April 14, 2016	4.2
10.5	Form of Warrant Agency Agreement	S-1/A	April 14, 2016	4.4
10.6	Form of Series C Warrant	S-1/A	November 18, 2016	4.3
10.7	Form of Warrant Agency Agreement	S-1/A	November 18, 2016	4.4
10.8	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.9	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.10	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.11	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.12	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.13	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.14	Master Services Agreement for Clinical Research and Related Services between the Company and INC Research, LLC dated October 6, 2016	10-K	March 21, 2018	10.33
10.15	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.16	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.17	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.18	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.19	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.20	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.21	Amended and Restated Employment Agreement between the Company and Jared Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.22	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.23	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.24	Securities Purchase Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.1
10.25	Private Placement Securities Purchase Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.2

10.26	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.27	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.28	Employment Agreement between the Company and Dov Elefant dated August 15, 2019**	8-K	August 19, 2019	10.1
10.29	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.30	Stock Option Agreement with Dov Elefant**	10-K	March 9, 2020	10.36
10.31	Stock Option Agreement with Igor Grachev**	10-K	March 9, 2020	10.37
10.32	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.33	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.34	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.35	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.36	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.37	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

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
March 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints James V. Caruso and Dov Elefant, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 2, 2021

By:	/s/ Dov Elefant
Dov Elefant
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 2, 2021

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 2, 2021

By:	/s/ Stephen A. Hill
Stephen A. Hill
Title: Director
March 2, 2021

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 2, 2021

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 2, 2021

By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 2, 2021