Form 10-K/A
period 2020-12-31
Cellectar Biosciences, Inc.
filed 2021-04-30
CIK 1279704

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

As of April 26, 2021, there were 52,726,278 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission on March 2, 2021 (the “Original Filing”) by Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”). We are filing this Amendment to include in the Original Filing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in the Original Filing because our definitive proxy statement will be filed later this year.

Part III (Items 10, 11, 12, 13 and 14) of the Original Filing is hereby deleted in its entirety and replaced with the following Part III set forth below, and Item 15 of Part IV of the Original Filing is being amended to add new certificates (filed as exhibits hereto). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of ordinary shares outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

OFFICERS AND DIRECTORS

Our executive officers and directors as of the date hereof are as follows:

Name	Age	Position
James V. Caruso	62	President, Chief Executive Officer and Director
Dov Elefant	53	Vice President and Chief Financial Officer
Jarrod Longcor	48	Chief Business Officer
John E. Friend II, M.D.	51	Vice President and Chief Medical Officer
Douglas J. Swirsky(1)(2)	51	Chairman of the Board and Director
Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S. (1)(2)	62	Director
John Neis (1)(3)	65	Director
Stefan D. Loren, Ph.D.(2)(3)	57	Director
Frederick W. Driscoll(3)	70	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

The following biographical descriptions set forth certain information with respect to the nominees for election as Class I directors, the incumbent, continuing directors who are not up for election at this Annual Meeting and our current executive officers who are not directors. This information has been furnished by the respective individuals.

Class I Directors – Term Expiring 2021

John Neis.  Mr. Neis been a member of the Board of Directors since 2008. Mr. Neis is a Managing Director of Venture Investors LLC, where he leads the firm and heads the firm’s Health Care practice. He also serves on the Board of Directors of privately held Prevacept Infection Control, Inc., Delphinus Medical Technologies, Inc., TAI Diagnostics, Inc. and Health Scholars, Inc. He serves on the Board of Directors of the Wisconsin Technology Council, the science and technology advisor to Wisconsin’s Governor and Legislature, and the Wisconsin Venture Capital Association. He serves on the Board of Trustees at the Morgridge Institute for Research. He also serves on the Weinert Applied Ventures Program Advisory Board in the School of Business and chairs the Tandem Press Advisory Board in the School of Education at the University of Wisconsin – Madison. He holds a B.S. in finance from the University of Utah, and received a M.S. in Marketing and Finance from the University of Wisconsin – Madison. He is a Chartered Financial Analyst. Mr. Neis’ extensive experience leading emerging companies and his financial experience makes him a highly qualified member of our Board of Directors as well as member of the Audit and Compensation Committees.

Stephen A. Hill.  Dr. Hill has been a member of the Board of Directors since 2007 and served as its Chairman from 2007 until 2015. Dr. Hill was appointed Chief Executive Officer of Faraday Pharmaceuticals, Inc. in September 2015. Dr. Hill was the President and CEO of Targacept Inc. from December 2012 until the company merged with Catalyst Biosciences, Inc. in August 2015. Dr. Hill was the President and CEO of 21CB, a nonprofit initiative of UPMC designed to provide the United States government with a domestic solution for its biodefense and infectious disease biologics portfolio, from March 2011 until December 2011. Dr. Hill served as the President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. from April 2008 until its acquisition by Abbott Laboratories in 2010. Prior to joining Solvay, Dr. Hill had served as ArQule’s President and Chief Executive Officer since April 1999. Prior to his tenure at ArQule, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. from 1997 to 1999. Dr. Hill joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom. He held several senior positions at Roche, including Medical Director where he was responsible for clinical trials of compounds across a broad range of therapeutic areas, including CNS, HIV, cardiovascular, metabolic and oncology products. Subsequently, he served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities. Dr. Hill also was a member of Roche’s Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards. Prior to Roche, Dr. Hill served seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery. Dr. Hill has served on the Board of Directors of Lipocine, Inc. since January 2014. Dr. Hill is a Fellow of the Royal College of Surgeons of England and holds his scientific and medical degrees from St. Catherine’s College at Oxford University. Dr. Hill chairs the Compensation Committee.

Class II Directors – Term Expiring 2022

James V. Caruso. Mr. Caruso was appointed our President and Chief Executive Officer and a director in June 2015. He came to Cellectar from Hip Innovation Technology, a medical device company where he was a founder and served as Executive Vice President and Chief Operating Officer from August 2010 to June 2015, and he currently serves on their board. Prior to his time at Hip Innovation Technology, he was Executive Vice President and Chief Commercial Officer of Allos Therapeutics, Inc., an oncology company acquired by Spectrum Pharmaceuticals, from June 2006 to August 2010. He was also Senior Vice President, Sales and Marketing, from June 2002 to May 2005, at Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation. In addition, Mr. Caruso has held key positions at several well-known pharmaceutical companies, including Novartis, where he was Vice President of Neuroscience Specialty Sales, BASF Pharmaceuticals-Knoll, where he was Vice President, Sales, and Bristol-Myers Squibb Company in several senior roles. Mr. Caruso earned a Bachelor of Science degree in Finance from the University of Nevada. Mr. Caruso’s extensive experience in the biotechnology industry and his recent experience as our Chief Executive Officer make him a highly qualified member of our Board of Directors.

Frederick W. Driscoll. Mr. Driscoll was appointed as a director of Cellectar in April 2017. Mr. Driscoll served as Chief Financial Officer at Flexion Therapeutics from 2013 to 2017, spearheading an initial public offering in 2014. Prior to joining Flexion, he was Chief Financial Officer at Novavax, Inc., a publicly traded biopharmaceutical company, from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as Chief Executive Officer of Genelabs Technologies, Inc., a publicly traded biopharmaceutical and diagnostics company later acquired by GlaxoSmithKline. He previously served as Genelabs’ Chief Financial Officer from 2007 to 2008. From 2000 to 2006, Mr. Driscoll served as Chief Executive Officer at OXiGENE, Inc., a biopharmaceutical company. Mr. Driscoll has also served as Chairman of the Board and Audit Committee Chair at OXiGENE and as a member of the Audit Committee for Cynapsus, which was sold to Sunovion Pharmaceuticals in 2016. Mr. Driscoll earned a Bachelor’s degree in accounting and finance from Bentley University. Mr. Driscoll is a member of the board of directors of Cue Biopharma and MEI Pharma. Mr. Driscoll chairs the Audit Committee. Mr. Driscoll’s significant corporate management and board experience at multiple biotechnology companies as well as his strong financial background make him a highly qualified member of our Board of Directors.

Class III Directors – Term Expiring in 2023

Stefan D. Loren, Ph.D. Dr. Loren began serving as director of Cellectar in June 2015. Dr. Loren is currently a managing director with Oppenheimer and Company’s healthcare investment banking group. Prior, he was the founder and managing member of Loren Capital Strategy (LCS), a strategic consulting and investment firm focused on life science companies since February 2014. Prior to LCS, he headed the life science practice of Westwicke Partners, a healthcare-focused consulting firm from July 2008 to February 2014. Prior to joining Westwicke, he worked as an Analyst/Portfolio Manager with Perceptive Advisors, a health care hedge fund, and MTB Investment Advisors, a long-term oriented family of equity funds. His focus areas included biotechnology, specialty pharmaceuticals, life science tools, and health care service companies. Prior to moving to the buy side, Dr. Loren was Managing Director, Health Care Specialist/Desk Analyst for Legg Mason where he discovered, evaluated, and communicated investment opportunities in the health care area to select clients. In addition, he assisted both advising management teams on strategic options. He started his Wall Street career as a sell side analyst at Legg Mason covering biotechnology, specialty pharmaceuticals, life science tools, pharmaceuticals, and chemistry outsourcing companies. In his research career, Dr. Loren was an early member of Abbott Laboratories Advanced Technologies Division, analyzing and integrating new technological advances in Abbott’s pharmaceutical research. Before industry, he was a researcher at The Scripps Research Institute, working with Nobel Laureate K. Barry Sharpless on novel synthetic routes to chiral drugs. Dr. Loren received a doctorate in Organic Chemistry from the University of California at Berkeley and an undergraduate degree in Chemistry from UCSD. His scientific work has been featured in Scientific American, Time, Newsweek, and Discover, as well as other periodicals and journals. Dr. Loren is Chair of the Nominating and Corporate Governance Committee and member of the Audit Committee. Dr. Loren’s extensive experience in the biotechnology and financial industries make him a highly qualified member of our Board of Directors.

Douglas J. Swirsky. Mr. Swirsky was appointed as a director of Cellectar in April 2017 and Chairman of our Board in August 2017. Since February 2021, Mr. Swirsky has served as Chief Financial Officer and Treasurer of AavantiBio. Prior to AavantiBio, Mr. Swirsky served as President, Chief Executive Officer and a director of Rexahn Pharmaceuticals from November 2018 to November 2020; having previously served as Rexahn’s President and Chief Financial Officer from January 2018 until his appointment as CEO. Prior to Rexahn, Mr. Swirsky served as President and Chief Executive Officer of GenVec, Inc., a clinical-stage biopharmaceutical company, from 2014 to June 2017. From 2006 through 2014, Mr. Swirsky served as Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec. Mr. Swirsky previously held investment banking positions at UBS, PaineWebber, Morgan Stanley, and Legg Mason. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his undergraduate degree in business administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a Certified Public Accountant and a CFA® charterholder. Mr. Swirsky currently serves on the board of directors of NeuroBo Pharmaceuticals, Inc. Within the past five years, Mr. Swirsky has also served on the board of Fibrocell Science, Inc., Pernix Therapeutics Holdings, Inc. and GenVec, Inc.. Mr. Swirsky is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Swirsky’s distinguished career in financial services and corporate management, including his investment banking experience and his experience serving as a principal executive officer and principal financial officer, make him a highly qualified member of our Board of Directors. Mr. Swirsky is National Association of Corporate Directors (NACD) Directorship Certified™. The NACD Directorship Certification® program equips directors with the foundation of knowledge sought by boards to effectively contribute in the boardroom. NACD Directorship Certified directors establish themselves as committed to continuing education on emerging issues and helping to elevate the profession of directorship.

Executive Officers Who Are Not Directors

Jarrod Longcor. Mr. Longcor was appointed Chief Business Officer of Cellectar in September 2017. He previously served as Senior Vice President of Corporate Development and Operations since July 2016. Mr. Longcor brings years of pharmaceutical and biotech experience to Cellectar and was previously the Chief Business Officer for Avillion LLP. In this role, he was responsible for executing the company’s unique co-development partnership strategy. Prior to Avillion, Mr. Longcor was the Vice President of Corporate Development for Rib-X Pharmaceuticals, Inc. (now Melinta Therapeutics) where he was responsible for identifying and concluding several critical collaborations for the company, including a major discovery collaboration with Sanofi Aventis valued over $700M. Prior to Rib-X, Mr. Longcor held key positions in several small to midsized biotech companies where he was responsible for business development, strategic planning and operations. Jarrod holds a B.S. from Dickinson College, a M.S. from Boston University School of Medicine and an M.B.A. from Saint Joseph’s University’s Haub School of Business.

Dov Elefant. Mr. Elefant was appointed our Vice President and Chief Financial Officer in September 2019. Mr. Elefant has more than 20 years of industry experience at both public and private biopharmaceutical companies. Most recently, he served as Chief Financial Officer of Akari Therapeutics PLC, a publicly-traded biopharmaceutical company specializing in treatments for autoimmune and inflammatory diseases, from September 2015 to August 2019. Prior to his service at Akari Therapeutics, PLC, Mr. Elefant served as Chief Financial Officer of Celsus Therapeutics, Inc., a publicly-traded biopharmaceutical company, from January 2012 to September 2015. Mr. Elefant holds a B.S. in accounting from Yeshiva University.

John E. Friend II, M.D. Dr. Friend was appointed Chief Medical Officer of Cellectar in July 2020. Dr. Friend has more than 17 years of global drug development and medical affairs expertise in hematology/oncology as well as a variety of other therapeutic indications. Most recently, he was Chief Medical Officer of DRGT and prior to his earlier tenure at Cellectar, he served as Senior Vice President of Research and Development at Helsinn Therapeutics (U.S.), Inc. leading its research and development, clinical, medical affairs and regulatory affairs divisions. Prior to his time at Helsinn, he held executive responsibility for clinical research, medical affairs, pharmacovigilance and risk management at various pharmaceutical companies including Akros Pharma, Actavis, Alpharma, Hospira and Abbott. He completed his post-graduate residency program in family medicine and subsequently served as Clinical Director and Faculty Attending Physician at Cabarrus Family Medicine Residency Program in North Carolina. He earned his medical degree from UMDNJ-Robert Wood Johnson Medical School (now Rutgers, RWJMS) and received his undergraduate degree in Chemistry from Southern Methodist University.

Audit Committee

Our Audit Committee is currently composed of Mr. Driscoll (Chairman), Dr. Loren and Mr. Neis. The Board has determined that Mr. Driscoll and Mr. Neis are each an “audit committee financial expert” within the meaning of the applicable SEC rules and regulations. The Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and members of the Board, and the independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, and our independent registered public accounting firm’s qualifications, independence and performance. The Audit Committee is directly responsible for appointing, compensating, evaluating and, when necessary, terminating our independent registered public accounting firm. The Audit Committee has established procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. Our Audit Committee met four times during the fiscal year ended December 31, 2020. Our Audit Committee Charter is available on our website at www.cellectar.com.

Director Nomination Process

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since we filed our definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.	Executive Compensation.

Executive Compensation

This section provides information, in tabular and narrative formats specified in applicable SEC rules, regarding the amounts of compensation paid to each of our NEOs and related information. As a smaller reporting company, the Company has presented such information in accordance with the scaled disclosure requirements permitted under applicable SEC regulations.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our each of NEOs for the years ended 2020 and 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)	Other Compensation ($) (3)	Total ($)
James V. Caruso	2020	475,000	332,500	208,740	—	1,016,240
President and Chief	2019	450,500	213,988	269,972	—	934,460
Executive Officer

Dov Elefant	2020	324,450	126,536	20,874	—	471,860
Vice President and Chief	2019	97,500	57,788	157,149	—	312,437
Financial Officer

Jarrod Longcor	2020	353,245	137,766	83,496	—	574,507
Chief Business Officer	2019	333,250	94,976	111,077	—	539,303

Igor Grachev, M.D., Ph.D. (4)	2020	192,622	—	151,960	239,494	584,076
Former Chief Medical	2019	—	—	—	—	—
Officer

(1)	Amounts in this column represent bonuses paid by the Compensation Committee based on its annual review of the performance of the executive officers against predetermined financial and strategic objectives. Executive officers are paid the same percentage upon the achievement of financial objectives and may be paid varied percentages upon the achievement of strategic objectives depending on the subject matter.
(2)	The reported amounts represent the aggregate grant date fair value computed in accordance with ASC 718. All assumptions made regarding the valuation of equity awards can be referenced in Note 7 to the financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2021.
(3)	The methodology used to compute the aggregate incremental cost of perquisites and other personal benefits for each individual NEO is based on the total cost to the Company, and such costs are required to be reported under SEC rules when the total costs are equal to or greater than $10,000 in the aggregate for a NEO.
(4)	Mr. Grachev served from January 6, 2020 until his resignation effective June 26, 2020. The amount included in “Other Compensation” for Mr. Grachev consists of severance payments he received in connection with his resignation from the Company pursuant to his employment agreement.

Employment Agreements

James V. Caruso. We entered into an employment agreement with Mr. Caruso as of June 15, 2015, as amended on April 15, 2019, pursuant to which Mr. Caruso serves as President and Chief Executive Officer of the Company. Under the agreement, the Company pays Mr. Caruso a base salary that is adjusted from time to time. Mr. Caruso is also eligible for an annual bonus, based on performance, with an initial target of up to 50% of his base salary at the discretion of the Compensation Committee. If Mr. Caruso is terminated other than for cause or by Mr. Caruso for good reason within 12 months after a change in control (i.e. double trigger), he is entitled to severance in an amount equal to (i) 18 months of base salary, (ii) his then applicable target bonus payable over 18 months (a total of 1.5x the annual target bonus payable at the time of termination) and (iii) 18 months of payment or reimbursement of health insurance, each payable in installments over 18 months following a termination of employment by the Company without cause or by Mr. Caruso for good reason, and contingent upon the execution of a release agreement in favor of the Company, he is entitled to severance in an amount equal to 12 months base salary plus payment or reimbursement of health insurance for 12 months.

Dov Elefant. We entered into an employment agreement with Mr. Elefant as of August 15, 2019, pursuant to which Mr. Elefant serves as Vice President and Chief Financial Officer of the Company. Under the agreement, the Company is paying Mr. Elefant a base salary that is adjusted from time to time. Mr. Elefant is eligible for an annual bonus, based on performance, with an initial target of up to 30% of his base salary. If Mr. Elefant is terminated other than for cause or by Mr. Elefant for good reason within 12 months after a change in control (i.e. double trigger), Mr. Elefant is entitled to severance in an amount equal to (i) 12 months of base salary, (ii) 12 months of annual bonus and (iii) 12 months of payment or reimbursement of health insurance, each payable in installments over 12 months. Following a termination by the Company without cause or by Mr. Elefant for good reason, and contingent upon the execution of a release agreement in favor of the Company, the agreement provides for a payment equal to 75% of Mr. Elefant’s annual base salary and payments for the cost of health insurance for nine months and outplacement services not to exceed $7,500.

Jarrod Longcor. We entered into an employment agreement with Mr. Longcor as of July 15, 2016, as amended on April 15, 2019 and November 10, 2019, pursuant to which Mr. Longcor serves as the Chief Business Officer of the Company. Under the agreement, the Company is paying Mr. Longcor a base salary that is adjusted from time to time. Mr. Longcor is eligible for an annual bonus, based on performance, with an initial target of up to 30% of his base salary. If Mr. Longcor’s employment is terminated other than for cause or by Mr. Longcor for good reason within 12 months after a change in control (i.e. double trigger), Mr. Longcor is entitled to severance in an amount equal to (i) 12 months of base salary and (ii) 12 months of payment or reimbursement of health insurance, each payable in installments over 12 months. Following a termination of employment by the Company without cause or by Mr. Longcor for good reason, and contingent upon the execution of a release agreement in favor of the Company, the agreement provides for a payment equal to 75% of Mr. Longcor’s annual base salary, a payment amount equal to the annual bonus Mr. Longcor would have received for the calendar year in which the termination occurred prorated for the number of days elapsed in such year, payments for the cost of health insurance for nine months and outplacement services not to exceed $7,500.

John E. Friend II, M.D. We entered into an employment agreement with Dr. Friend as of July 1, 2020, pursuant to which Dr. Friend serves as Vice President and Chief Medical Officer of the Company. Under the agreement, the Company is paying Dr. Friend a base salary that is adjusted from time to time. Dr. Friend is eligible for an annual bonus, based on performance, with an initial target of up to 30% of his base salary. If Dr. Friend is terminated other than for cause or by Dr. Friend for good reason within 12 months after a change in control (i.e. double trigger), Dr. Friend is entitled to severance in an amount equal to (i) 12 months of base salary, (ii) 12 months of annual bonus and (iii) 12 months of payment or reimbursement of health insurance, each payable in installments over 12 months. Following a termination of employment by the Company without cause or by Dr. Friend for good reason, and contingent upon the execution of a release agreement in favor of the Company, the agreement provides for a payment equal to 75% of Dr. Friend’s annual base salary and payments for the cost of health insurance for nine months and outplacement services not to exceed $7,500.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2020 with respect to our NEOs:

			Option Awards				Stock Awards
Name	Date of Award		Number of securities underlying unexercised options (# exercisable)	Number of securities underlying unexercised options (# unexercisable)	Option Exercise Price ($/share)	Option Expiration date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
James V. Caruso	2/3/2020	(7)	—	100,000	2.71	2/3/2030	—	—
	1/17/2019	(1)	47,919	27,081	1.99	1/17/2029	—	—
	10/12/2018	(2)	120,356	29,644	2.61	10/12/2028	—	—
	5/12/2016	(4)	20,000	—	14.80	5/12/2026	—	—
	6/15/2015	(5)	3,750	—	264.00	6/15/2025	—	—
Dov Elefant	2/3/2020	(7)	—	10,000	2.71	2/3/2030	—	—
	9/10/2019	(3)	30,000	60,000	2.32	9/10/2029	—	—
Jarrod Longcor	2/3/2020	(7)	—	40,000	2.71	2/3/2030	—	—
	1/17/2019	(1)	19,167	10,833	1.99	1/17/2029	—	—
	10/12/2018	(6)	50,557	12,443	2.61	10/12/2028	—	—
	9/18/2017	(4)	2,500	—	18.30	9/18/2027	—	—
	7/15/2016	(4)	7,500	—	29.30	7/15/2026	—	—

(1)	These shares vest in increments of one-third at first anniversary from grant date and then vesting in 24 equal monthly installments over a 24-month period beginning on the first anniversary of the grant date.
(2)	This option grant was divided into a definitive grant of 70,950 shares, which vested on October 12, 2019, and a contingent grant of 79,050 shares, which vest in 24 equal monthly installments over a 24-month period beginning on the first anniversary of the grant date.
(3)	These shares vest annually in increments of one-third over three years from the date of grant.
(4)	These shares vest quarterly in increments of one-twelfth over three years from the date of grant. The exercise price equals the closing price on the date of grant.
(5)	These shares vest annually in increments of one-fourth over four years from the date of grant. The exercise price equals the closing price on the date of grant.
(6)	This option grant was divided into a definitive grant of 29,820 shares which vested on October 12, 2019, and a contingent grant of 33,180 shares, which vest in 24 equal monthly installments over a 24-month period beginning on the first anniversary of the grant date.
(7)	These shares vest annually in increments of one-third over three years from the date of grant. The exercise price equals the closing price on the date of grant.

Pursuant to the terms of the option award agreements, options granted pursuant to the 2015 Plan become fully vested upon a termination event within one year following a change in control, as defined therein. A termination event is defined as either termination of employment other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.

Director Compensation

The following table sets forth certain information about the compensation of our non-employee directors who served during the year ended December 31, 2020:

Name and Principal Position	Year	Director Fees ($)(1)	Option Awards ($)		Total ($)
Frederick W. Driscoll	2020	60,000	49,165	(2)	109,165
Stephen A. Hill	2020	60,000	49,165	(2)	109,165
Stefan D. Loren, Ph.D.	2020	60,000	49,165	(2)	109,165
John Neis	2020	60,000	49,165	(2)	109,165
Douglas J. Swirsky	2020	60,000	78,664	(2)	138,664

(1)	Director fees consist of annual cash fees for service.
(2)	Granted on June 24, 2020 at an exercise price of $1.28 per share, which vest over a period of three years from the grant date, with one-third vesting on the first anniversary of the grant date and the remainder vesting in 24 equal monthly installments over a 24 month period beginning on the first anniversary of the grant date. All assumptions made regarding the valuation of equity awards can be referenced in Note 7 to the financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2021.

During 2020, we paid each of our non-employee directors an annual cash fee of $60,000. We reimbursed directors for reasonable out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf. Mr. Swirsky receives additional option awards for his service as Chairman of the Board of the Company. Directors who are our employees do not receive additional fees for their services as directors.

The aggregate number of option awards outstanding as of December 31, 2020 for each non-employee director was as follows:

Name and Principal Position	Stock Options Outstanding
Frederick W. Driscoll	70,500
Stephen A. Hill	73,041
Stefan D. Loren, Ph.D.	72,850
John Neis	72,975
Douglas J. Swirsky	110,250

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on April 26, 2021, there were 52,726,278 shares of our common stock outstanding. The following table provides information regarding beneficial ownership of our common stock as of April 26, 2021:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each executive officer named in the summary compensation table; and
•	all of our current directors and executive officers as a group.

The address of each executive officer and director is c/o Cellectar Biosciences, Inc., 100 Campus Drive, Florham Park, New Jersey 07932, except as otherwise indicated. The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. In these cases, the information with respect to voting and investment power has been provided to us by the security holder. The identification of natural persons having voting or investment power over securities held by a beneficial owner listed in the table below does not constitute an admission of beneficial ownership of any such natural person. Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options or warrants that are exercisable within 60 days of April 26, 2021.

Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percentage
Consonance Capital Management LP (1)	4,703,435	—	4,703,435	9.99%
Laurence W. Lytton (2)	4,744,003	—	4,744,003	9.99%
Sio Capital Management, LLC (3)	2,331,123	—	2,331,123	8.69%
James V. Caruso	86,231	268,489	354,720	*
Dov Elefant	11,755	35,507	47,262	*
Jarrod Longcor	102,148	138,961	241,109	*
John E. Friend II, M.D.	3,333	—	3,333	*
Frederick W. Driscoll	—	37,170	37,170	*
Stephen A. Hill	18,000	39,711	57,711	*
Stefan Loren, Ph.D.	—	39,520	39,520	*
John Neis (4)	62,609	72,978	135,587	*
Douglas Swirsky	—	56,922	56,922	*
All directors and officers as a group (9 persons)	284,076	689,258	973,334	1.82%

* Less than 1%

(1)	As reported in Schedule 13G filed with the SEC on February 17, 2021. Based on such 13G filing, Consonance Capital Management LP has sole voting power over 0 shares, shared voting power over 4,703,435 shares, sole dispositive power over 0 shares and shared dispositive power over 4,703,435 shares. Consonance Capital Opportunity Fund Management LP has sole voting power over 0 shares, shared voting power over 2,844,444 shares, sole dispositive power over 0 shares and shared dispositive power over 2,844,444 shares. Mitchell Blutt has sole voting power over 0 shares, shared voting power over 4,587,679 shares, sole dispositive power over 0 shares and shared dispositive power over 4,587,679 shares. Consonance Capman GP LLC has sole voting power over 0 shares, shared voting power over 4,587,679 shares, sole dispositive power over 0 shares and shared dispositive power over 4,587,679 shares. The address of Consonance Capital Management LP is 1370 Avenue of the Americas, Floor 33, New York, New York 10019.
(2)	As reported in Schedule 13G/A filed with the SEC on February 16, 2021. Based on such 13G/A filing, Laurence W. Lytton has sole voting power over 4,730,003 shares, shared voting power over 14,000 shares, sole dispositive power over 4,730,003 shares and shared dispositive power over 14,0000 shares. The principal business office address of Laurence W. Lytton is 467 Central Park West, New York, New York 10025.
(3)	As reported in Schedule 13G filed with the SEC on February 16, 2021. Based on such 13G filing, Sio Capital Management, LLC has sole voting power over 0 shares, shared voting power over 2,331,123 shares, sole dispositive power over 0 shares and shared dispositive power over 2,331,123 shares. The address of Sio Capital Management, LLC is 600 Third Avenue, 2nd Floor, New York, New York 10016.
(4)	Consists of shares of common stock held by Venture Investors Early Stage Fund IV Limited Partnership and Advantage Capital Wisconsin Partners I, Limited Partnership. VIESF IV GP LLC is the general partner of Venture Investors Early Stage Fund IV Limited Partnership and Venture Investors LLC is the submanager and special limited partner of Advantage Capital Wisconsin Partners I, Limited Partnership. The investment decisions of VIESF IV GP LLC and Venture Investors LLC are made collectively by five managers, including Mr. Neis. Each such manager and Mr. Neis disclaim such beneficial ownership except to the extent of his pecuniary interest therein. The address of Mr. Neis is c/o Venture Investors LLC, 505 South Rosa Road, #201, Madison, Wisconsin 53719. Shares in the “Right to Acquire” column consist of 33,333 shares of common stock issuable upon the exercise of warrants held by Venture Investors Early Stage Fund IV Limited and Advantage Capital Wisconsin Partners I, Limited Partnership and common stock issuable upon options to purchase 39,645 shares of common stock issued to Mr. Neis in his capacity as director.

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

On June 3, 2020, we entered into an underwriting agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) as representative of the several underwriters therein pursuant to which we paid Oppenheimer an underwriting discount of 7% of the public offering amount raised by Oppenheimer, or $1,050,000 in total. Dr. Loren is currently a managing director with Oppenheimer in its healthcare investment banking group. Dr. Loren did not participate in the offering on behalf of the Company or Oppenheimer and had no direct interest in the transaction.

On August 11, 2020, we entered into an equity distribution agreement with Oppenheimer pursuant to which we agreed to pay Oppenheimer a commission of 3.0% of the gross proceeds from the sales of up to $14.5 million in our common stock, or up to $435,000. No sales were made during 2020 and no commissions were paid. Dr. Loren is currently a managing director with Oppenheimer in its healthcare investment banking group. Dr. Loren did not participate in the agreement on behalf of the Company or Oppenheimer and had no direct interest in the transaction.

On December 23, 2020, we entered into an underwriting agreement with Oppenheimer as representative of the several underwriters therein pursuant to which we paid Oppenheimer an underwriting discount of 7% of the public offering amount raised by Oppenheimer, or $1,372,000 in total. In a separate concurrent private placement, we paid Oppenheimer 7% of the private placement amount raised by Oppenheimer, or $1,148,000 in total. Dr. Loren is currently a managing director with Oppenheimer in its healthcare investment banking group. Dr. Loren did not participate in the offering on behalf of the Company or Oppenheimer and had no direct interest in these transactions.

Director Independence

Our Board of Directors has determined that, with the exception of Mr. Caruso who is our employee, all of the members of our Board of Directors are “independent directors” under the applicable rules of the Nasdaq Stock Market. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is an “independent director” under the rules of the Nasdaq Stock Market applicable to such committees.

Item 14.	Principal Accounting Fees and Services.

Audit and Other Fees

The following table shows fees for professional audit services, audit-related fees, tax fees and other services rendered by Baker Tilly US, LLP, including its affiliates, for the audit of our annual financial statements for the fiscal years ended December 31, 2019 and 2020:

Fee Category	Fiscal 2019	Fiscal 2020
Audit fees	$148,652	$156,100
Audit-related fees	40,450	112,000
Tax fees	—	—
All other fees	—	—
Total fees	$189,102	$268,100

Audit Fees. Audit fees were for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.

Audit-Related Fees. Audit-related fees include fees for assurance and related services by the principal accountant that are reasonably related to the performance of audit and reviews but that are not included under “Audit Fees” above. Includes approximately $112,000 in fees associated with work performed in connection with registration statements.

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

Our Audit Committee has determined that the services Baker Tilly US, LLP performed for us during fiscal 2020 were at all times compatible with its independence.

Policy on Pre-Approval of Audit and Non-Audit Services

At present, our Audit Committee approves each engagement for audit and non-audit services before we engage Baker Tilly US, LLP to provide those services.

Our Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage Baker Tilly US, LLP to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Baker Tilly US, LLP for 2020 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment.

(a) Documents filed with this report.

(1)	Exhibits – The exhibits to this report are listed on the Exhibit Index below.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ Dov Elefant
Dov Elefant
Title: Chief Financial Officer
April 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
April 30, 2021

By:	/s/ Dov Elefant
Dov Elefant
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
April 30, 2021

By:	*
Frederick W. Driscoll
Title: Director
April 30, 2021

By:	*
Stephen A. Hill
Title: Director
April 30, 2021

By:	*
Stefan D. Loren
Title: Director
April 30, 2021

By:	*
John L. Neis
Title: Director
April 30, 2021

By:	*
Douglas J. Swirsky
Title: Director
April 30, 2021

By:	/s/ Dov Elefant
Dov Elefant
Title: Attorney-in-fact
April 30, 2021

