Form 10-Q
period 2021-03-31
Cellectar Biosciences, Inc.
filed 2021-05-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 52,726,278 shares of common stock, $0.00001 par value per share, as of May 5, 2021.

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,626,722	$57,165,377
Prepaid expenses and other current assets	774,886	774,432
Total current assets	54,401,608	57,939,809
Fixed assets, net	317,915	355,982
Right-of-use asset, net	264,042	282,365
Long-term assets	75,000	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$55,064,779	$58,659,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,895,981	$3,443,197
Lease liability	123,643	119,904
Total current liabilities	5,019,624	3,563,101
Long-term lease liability	269,308	301,740
TOTAL LIABILITIES	5,288,932	3,864,841
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 0 and 215 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	1,148,204
Series D preferred stock: 945 and 1,519 issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	11,747,197	18,887,645
Common stock, $0.00001 par value; 160,000,000 and 80,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 52,726,278 and 45,442,729 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	527	454
Additional paid-in capital	171,160,720	161,533,653
Accumulated deficit	(133,132,597)	(126,775,427)
Total stockholders’ equity	49,775,847	54,794,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,064,779	$58,659,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
COSTS AND EXPENSES:
Research and development	$4,633,194	$2,616,337
General and administrative	1,726,338	1,342,318
Total costs and expenses	6,359,532	3,958,655

LOSS FROM OPERATIONS	(6,359,532)	(3,958,655)

OTHER INCOME:
Interest income, net	2,362	1,047
Total other income, net	2,362	1,047
NET LOSS	$(6,357,170)	$(3,957,608)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.13)	$(0.42)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	48,139,189	9,389,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Amount
BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409
Stock-based compensation	—	—	—	—	144,146	—	144,146
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	(3,957,608)	(3,957,608)
BALANCE AT MARCH 31, 2020	215	$1,148,204	9,396,015	$94	$119,736,512	$(115,638,863)	$5,245,947

BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	45,442,729	$454	$161,533,653	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	124,564	—	124,564
Conversion of preferred shares into common shares	(789)	(8,288,652)	6,278,236	63	8,288,589	—	—
Exercise of warrants for common shares	—	—	1,005,320	10	1,213,914	—	1,213,924
Retired shares	—	—	(7)	—	—	—	—
Net loss	—	—	—	—	—	(6,357,170)	(6,357,170)
BALANCE AT MARCH 31, 2021	945	$11,747,197	52,726,278	$527	$171,160,720	$(133,132,597)	$49,775,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,357,170)	$(3,957,608)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,130	33,936
Stock-based compensation expense	124,564	144,146
Noncash lease expense	18,322	15,642
Loss on disposal of fixed assets	2,938	—
Changes in:
Prepaid expenses and other current assets	(454)	(386)
Lease liability	(28,693)	(25,322)
Accounts payable and accrued liabilities	1,452,784	277,522
Cash used in operating activities	(4,752,579)	(3,512,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(10,553)
Cash used in investing activities	—	(10,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,213,924	—
Cash provided by financing activities	1,213,924	—
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,538,655)	(3,522,623)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,165,377	10,614,722
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,626,722	$7,092,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$1,584
Conversion of preferred stock to common stock	$8,288,652	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDC™) delivery platform that are designed to specifically targets cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $133,132,597 at March 31, 2021. During the three months ended March 31, 2021, the Company generated a net loss of approximately $6,357,170 and expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance at March 31, 2021 is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements. The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the Company’s audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2021, and the Condensed Consolidated Statements of Operations, the Condensed Statements of Stockholders’ Equity and, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and the related interim information contained within the notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2021 and consolidated results of its operations, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 2, 2021.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the three months ended March 31, 2021 or year ended December 31, 2020.

Right-of-Use (ROU) Asset and Lease Liabilities —On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for grants issued in 2021 and 2020 ranged from one year to three years for stock options.

Research and Development — Research and development costs are expensed as incurred. To the extent that such costs are reimbursed by the federal government on a fixed price, best efforts basis and the federal government is the sole customer for such research and development, the funding is recognized as a reduction of research and development expenses.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2021 and December 31, 2020 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2021, and December 31, 2020, uninsured cash balances totaled approximately $53,100,000 and $56,700,000, respectively.

Recently Adopted Accounting Pronouncements - For the fiscal year beginning January 1, 2021, management early adopted Accounting Standards Update (“ASU”) 2020-06 using the modified retrospective method. ASU 2020-06 simplifies entities’ accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature (“BCF”) models outlined in ASC 470-20 Debt-Debt with Conversion and Other Options. Under ASU 2020-06, convertible instruments that would have previously been subject to the BCF or cash conversion guidance no longer require separate accounting for the conversion feature. Entities may elect to early adopt ASU 2020-06 for fiscal years beginning after December 15, 2020. Since the Company early adopted ASU 2020-06 beginning January 1, 2021, the Company would no longer be required to recognize a BCF even when shareholder approval is received. In December 2020, the Company completed a private placement where we issued Series D convertible preferred stock. The preferred shares are convertible into shares of common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting. The shareholders approved this conversion on February 25, 2021. As such, management will continue to account for the Series D Preferred Stock in equity without any separate accounting for the conversion options.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported on the Consolidated Balance sheets for other current financial assets and liabilities approximate fair value because of their short-term nature.

3. STOCKHOLDERS’ EQUITY

Authorized Share Increase

At a special meeting held on February 25, 2021, the Company’s stockholders approved the amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the authorized common stock from 80,000,000 shares to 160,000,000 shares.

December 2020 Public Offering and Private Placement

On December 23, 2020, the Company issued and sold 18,148,136 shares of common stock, par value $0.00001 per share, at a public offering price of $1.35 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses.

In a concurrent private placement, the Company issued and sold 1,518.518 shares of Series D convertible preferred stock. The preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $1.35 (or 10,000 shares of common stock for each share of Series D preferred stock converted), and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares will only be convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the quarter ended March 31, 2021, 574.0736 shares of our Series D convertible preferred stock were converted into 5,740,736 Common Stock at a rate of 1 to 10,000 shares.

The net proceeds of the offerings to the Company, after deducting the underwriting discounts and commissions, placement agency fees and estimated offering expenses payable by the Company were approximately $41.4 million.

The common stock issued in the public offering was offered by the Company pursuant to a registration statement on Form S-3, which was declared effective by the SEC on August 20, 2020.

The common stock issuable upon conversion of the Series D preferred Stock in the private placement was offered by the Company pursuant to a registration statement on Form S-3, which was declared effective by the SEC on February 1, 2021.

In accordance with the concept of ASC 820 regarding the December 2020 public offering, the Company allocated the value of the proceeds to the common stock and preferred stock utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on December 28, 2020, the Company computed the fair value of the shares sold. The fair value of the preferred stock was estimated on a relative fair value basis. This valuation did not impact total Stockholders’ Equity of $45.0 million, but is an internal proportionate calculation allocating the gross proceeds of approximately $24.5 million to common stock and $20.5 million to preferred stock.

June 2020 Public Offering

On June 5, 2020, the Company issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance. As of March 31, 2021, all 2,789,700 pre-funded warrants have been exercised. During the three months ended 1,005,320 series H warrants were exercised. As of March 31, 2021, a total of 1,487,695 Series H warrants have been exercised.

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

The common stock, pre-funded warrants and Series H warrants were offered by the Company pursuant to a registration statement on Form S-1, which was declared effective by the SEC on June 2, 2020 and an additional registration statement filed on June 2, 2020 pursuant to Rule 462(b) under the Act.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2021.

Offering	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
June 2020 Series H Warrants	7,207,969	$1.2075	June 5, 2025
May 2019 Series F Warrants	1,957,000	$2.40	May 20, 2024
May 2019 Series G Warrants	2,018,000	$2.40	May 20, 2024
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
April 2016 Underwritten Registered Series A	362,694	$30.40	April 20,2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
October 2015 Private Placement Series A	8,636	$21.30	April 1, 2021
Total	16,450,946

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

During the three-month periods ended March 31, 2021 and 2020, options granted were 208,500 and 273,750, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option:

	Three Months Ended March 31,
	2021	2020
Employee and director stock option grants:
Research and development	$29,395	$23,735
General and administrative	95,169	120,411
Total stock-based compensation	$124,564	$144,146

On March 4, 2021, the Company granted 2,810,000 contingent non-statutory stock option awards at an exercise price of $1.74 per share to our employees. Each of these grants is contingent on approval of the 2021 Stock Incentive Plan that is to be voted upon by the stockholders at the Annual Meeting of Stockholders to be held on June 23, 2021. Until such time that the contingent non-statutory stock option awards are approved by stockholders, no expense will be accrued by the Company.

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

Volatility. The Company estimates volatility based on the Company’s historical volatility since its common stock is publicly traded.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. The Company applies the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110, as the historical experience is not indicative of the expected behavior in the future. The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted. The Company applied the simplified method to non-employees who have a truncation of term based on termination of service and utilizes the contractual life of the stock options granted for those non-employee grants which do not have a truncation of service.

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest. The Company accounts for forfeitures as they occur.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the three months ended March 31, 2021 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,184,464	$4.34		$316,688
Granted	208,500	$1.78
Outstanding at March 31, 2021	1,392,964	$3.96	8.56	$122,700

Exercisable, March 31, 2021	549,134	$7.32	7.63	$1,100
Unvested, March 31, 2021	843,830	$1.77	9.17	$121,600

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2021, there was approximately $968,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $388,000, $392,000, $173,000, and $15,000 during 2021, 2022, 2023, and 2024 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2021 was $5.84 and $1.38, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vested annually over a three year period. The following table summarizes the restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Outstanding at December 31, 2019	9,334	$21.00	$196,000
Vested	(9,334)	$21.00	$(196,000)
Outstanding at December 31, 2020	—	$—	$—

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2021 or 2020 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three months ended March 31, 2021 and March 31, 2020 is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, non-vested restricted stock, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2021 and March 31, 2020, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Three Months Ended March 31,
	2021	2020
Warrants	16,450,946	9,268,352
Preferred shares as convertible into common stock	9,444,444	537,500
Stock options	1,392,964	884,464
Total potentially dilutive shares	27,288,354	10,690,316

7. COMMITMENTS AND CONTINGENCIES

Real Property Leases

Florham Park, New Jersey

On June 4, 2018, the Company entered in an Agreement of Lease for 3,893 square feet for its corporate headquarters in Florham Park, New Jersey. The lease commencement date was October 2018 and terminates in February 2024. The Company has an option to extend the term of the lease for one additional 60-month period.

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

Operating Lease Liability

In June 2018, the Company executed an agreement for office space in the Borough of Florham Park, Morris County, New Jersey to be used as its headquarters (“HQ Lease”). The HQ Lease commenced upon completion of certain improvements by the landlord in October 2018 and terminates in February 2024 with an option to extend the term of the lease for one additional 60-month period. As of December 31, 2018, the Company recorded a deferred lease liability of approximately $176,000 for the improvements funded by the landlord on the consolidated balance sheet. The Company amortizes the deferred liability as a reduction to rent expense in the consolidated statement of operations over the term of the lease.

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and lease liability are approximately $264,000 and ($393,000), respectively, as of March 31, 2021 and rental expense for the three months ended March 31, 2021 is approximately $28,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2021:

Years ending December 31,
Remainder of 2021	$117,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	450,000
Less: Imputed interest	(57,000)
Present value of lease liabilities	$393,000

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

8. LOAN PAYABLE

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP requirements. On December 30, 2020, the principal loan amount of $184,000 and accrued interest of $1,280 were forgiven, and recognized as a gain on extinguishment of debt.

9. SUBSEQUENT EVENTS

On April 1, 2021, the Company’s October 2015 Private Placement Series A warrants expired and on April 20, 2021, the Company’s April 2016 Underwritten Registered Series A warrants expired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer. Our core objective is to leverage our proprietary PDC delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. Our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations.

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes. We have not yet experienced any significant impacts as a result of the pandemic. However, COVID-19 may impact our future ability to recruit patients for clinical studies, obtain adequate supply of CLR 131 and obtain additional financing.

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

Our PDC platform provides selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, a primary tumor, or a metastatic tumor and cancer stem cells. The PDC platform’s mechanism of entry does not rely upon specific cell surface epitopes or antigens as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by all tumor cell types in all stages of the tumor cycle. Tumor cells modify specific regions on the cell surface as a result of the utilization of this metabolic pathway. Our PDCs bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which can enhance drug efficacy, and to avoid the specialized highly acidic cellular compartment known as the lysosome, which allows a PDC to deliver molecules that previously could not be delivered. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number on the cell surface, have longer cycling time from internalization to being present on the cell surface again and available for binding and are not present on all of the tumor cells in any cancer. This means a subpopulation of tumor cells always exist that cannot be targeted by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the ability to conjugate payload molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

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

In June 2020, the European Medicines Agency’s (EMA) Micro, Small and Medium-sized Enterprise office granted us Small and Medium-Sized Enterprise (SME) status. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, CLR 131 is a small-molecule, PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatments and treatments in development. CLR 131 is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r multiple myeloma (MM) patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers.

CLR 131 is currently being evaluated in a pivotal study, CLOVER-WaM, in WM patients that have failed or had a suboptimal response to a BTKi therapy after receiving first line standard of care. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling a MM expansion cohort (Phase 2B). The Phase 2B study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM (to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the first half of 2021. Initiated in March 2017, the primary goal of the Phase 2A study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

In December 2014, the FDA granted ODD for CLR 131 for the treatment of MM. In 2018, the FDA granted ODD and RPDD for CLR 131 for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. In May 2019, the FDA granted Fast Track designation for CLR 131 for the treatment of MM and in July 2019 for the treatment of DLBCL, in September 2019 CLR 131 received Orphan Drug Designation from the European Union for Multiple Myeloma, in January 2020, the FDA granted Orphan Drug Designation for CLR 131 WM and the European Union granted Orphan Drug Designation for CLR 131 WM. The FDA granted Fast Track designation for CLR 131 for the treatment of WM in May 2020.

As the result of CLR 131’s RPDD designation, Cellectar may be eligible to receive a priority review voucher (PRV) if the product receives approval for any of the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma or osteosarcoma. The FDA may award (PRVs) to sponsors of a RPDD that meet its specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a PRV that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, the PRV’s can be exchanged or sold to other companies so that the receiving company may use the voucher.

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

Phase 2A Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Current data from our Phase 2A CLOVER-1 clinical study show that six WM patients demonstrated 100% overall response rate (ORR) and an 83.3% major response rate with one patient achieving a complete response (CR), which continues at nearly 27 months post- last treatment. While median treatment free survival ((TRS) also known as treatment free remission (TFR)) and duration of response (DOR) has not been reached, the average treatment TFS/TFR is currently at 330 days. This may represent an important improvement in the treatment of relapsed/refractory WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date.

Phase 2A Study: Patients with r/r Multiple Myeloma Cohort

In September 2020, we announced that a 40% ORR was observed in the subset of refractory multiple myeloma patients deemed triple class refractory who received 60 mCi or greater total body dose (TBD). Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of Cellectar’s CLOVER-1 study and additional patients enrolled in Part B from March through May 2020 and received >60mCi TBD. All MM patients enrolled in the expansion cohort are required to be at least triple class refractory. The additional six patients enrolled in 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a total body dose of > 60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving > 60 mCi typically exhibit greater responses. Based on study results to date, patients continue to tolerate CLR 131 well, with the most common and almost exclusive treatment emergent adverse events being cytopenias.

Phase 2A: Patients with r/r non-Hodgkin’s lymphoma Cohort

In February 2020, we announced positive data from our Phase 2a CLOVER-1 study in patients with relapsed/refractory non-Hodgkin lymphoma (NHL) patients that were treated at three different doses (<50mCi, ~50mCi and >60mCi TBD. Patients with r/r NHL who received <60mCi TBD and the >60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a CR, which continues at nearly 24 months post-treatment. The ORR for chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and marginal zone lymphoma (MZL) patients was 33%.

Based upon the dose response observed in the Phase 2A for patients receiving total body doses of 60mCi or greater, we determined that patient dosing of CLR 131 would be >60mCi TBD. Therefore, patients are now grouped as receiving <60mCi or >60mCi TBD.

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

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study demonstrated that CLR 131 was safe and tolerated up to a total body dose of approximately 95mCi in r/r MM. The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of CLR 131 administered in an up to 30-minute I.V. infusion, either as a single bolus dose or as fractionated doses. The r/r multiple myeloma patients in this study received single cycle doses ranging from approximately 20mCi to 95mCi total body dose. An independent Data Monitoring Committee determined that all doses used were safe and well-tolerated by patients.

CLR 131 in combination with dexamethasone was under investigation in adult patients with r/r MM. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study was a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (FLC), PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. CLR 131 was deemed by an Independent Data Monitoring Committee (IDMC) to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a total body dose of ~63 mCi. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five achieved stable disease however one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30-minutes of 31.25mCi/m2 of CLR 131 was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of CLR 131 in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining CLR 131 and external beam radiation with recurrent HNC in Q4 2019. This clinical study was suspended because of the COVID-19 pandemic over the first three quarters of 2020 but is now open and actively enrolling patients.

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

Three Months Ended March 31, 2021 and 2020

Research and Development. Research and development expense for the three months ended March 31, 2021 was approximately $4,633,000 compared to approximately $2,616,000 for the three months ended March 31, 2020.

The following table is an approximate comparison summary of research and development costs for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020	Variance
Clinical project costs	$2,987,000	$890,000	$2,097,000
Manufacturing and related costs	506,000	879,000	(373,000)
Pre-clinical project costs	8,000	86,000	(78,000)
General research and development costs	1,132,000	761,000	371,000
	$4,633,000	$2,616,000	$2,017,000

The overall increase in research and development expense of $2,017,000, or 77%, was primarily a result of an increase related to clinical study costs of approximately $2,100,000. General research and development costs increased because of an increase in personnel and related costs offset by a decrease in manufacturing and related costs and pre-clinical study costs.

General and administrative. General and administrative expense for the three months ended March 31, 2021 was approximately $1,726,000, compared to approximately $1,342,000. The overall increase in general and administrative expense of $384,000, or 29% was primarily a result of an increase in professional fees and insurance.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of approximately $53,627,000 compared to $57,165,000 as of December 31, 2020. This decrease was due primarily a result of research and development expense and general and administrative expenses. Net cash used in operating activities during the three months ended March 31, 2021 was approximately $4,753,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of March 31, 2021, we had an accumulated deficit of approximately $133,133,000.

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

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2021, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 2, 2021 pursuant to Section 13 or 15(d) of the Exchange Act (the “2020 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation		8-K	February 25, 2021	3.1

3.2*	Certificate of Correction to Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	X

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 10, 2021	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer