Form 10-Q
period 2021-06-30
Cellectar Biosciences, Inc.
filed 2021-08-09
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-36598

CELLECTAR BIOSCIENCES, INC.

( Exact name of registrant as specified in its charter )

DELAWARE	04-3321804
( State or other jurisdiction of	( IRS Employer
incorporation or organization )	Identification No. )

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 61,101,264 shares of common stock, $0.00001 par value per share, as of August 4, 2021.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;

●	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;

●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

●	our projected operating results, including research and development expenses;

●	our ability to continue development plans for CLR 131, CLR 1900 series, CLR 2000 series and CLR 12120;

●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;

●	our ability to maintain orphan drug designation in the U.S. for CLR 131 as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;

●	any disruptions at our sole supplier of CLR 131;

●	our ability to pursue strategic alternatives;

●	our ability to advance our technologies into product candidates;

●	our enhancement and consumption of current resources along with ability to obtain additional funding;

●	our current view regarding general economic and market conditions, including our competitive strengths;

●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, including the COVID-19 pandemic, cyber-attacks and general instability;

●	assumptions underlying any of the foregoing; and

●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,777,855	$57,165,377
Prepaid expenses and other current assets	347,028	774,432
Total current assets	47,124,883	57,939,809
Fixed assets, net	286,768	355,982
Right-of-use asset, net	244,993	282,365
Long-term assets	75,000	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$47,737,858	$58,659,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,391,017	$3,443,197
Lease liability	127,476	119,904
Total current liabilities	3,518,493	3,563,101
Long-term lease liability	236,058	301,740
TOTAL LIABILITIES	3,754,551	3,864,841
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 0 and 215 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	1,148,204
Series D preferred stock: 695 and 1,519 issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	8,637,645	18,887,645
Common stock, $0.00001 par value; 160,000,000 and 80,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 55,267,931 and 45,442,729 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	553	454
Additional paid-in capital	174,505,736	161,533,653
Accumulated deficit	(139,160,627)	(126,775,427)
Total stockholders’ equity	43,983,307	54,794,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,737,858	$58,659,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

COSTS AND EXPENSES:
Research and development	$4,627,636	$2,465,392	$9,260,830	$5,081,729
General and administrative	1,401,053	1,156,842	3,127,391	2,499,160
Total costs and expenses	6,028,689	3,622,234	12,388,221	7,580,889

LOSS FROM OPERATIONS	(6,028,689)	(3,622,234)	(12,388,221)	(7,580,889)

OTHER INCOME:
Interest income, net	659	10,309	3,021	11,356
Total other income	659	10,309	3,021	11,356
NET LOSS	$(6,028,030)	$(3,611,925)	$(12,385,200)	$(7,569,533)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.11)	$(0.26)	$(0.25)	$(0.65)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	52,763,809	13,793,548	50,464,274	11,591,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409
Stock-based compensation	—	—	—	—	144,146	—	144,146
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	(3,957,608)	(3,957,608)
BALANCE AT MARCH 31, 2020	215	$1,148,204	9,396,015	$94	$119,736,512	$(115,638,863)	$5,245,947
Issuance of common stock and warrants, net of issuance costs	—	—	14,601,628	146	18,258,435	—	18,258,581
Stock-based compensation	—	—	—	—	92,643	—	92,643
Conversion of warrants for common shares	—	—	1,474,740	14	—	—	14
Net loss	—	—	—	—	—	(3,611,925)	(3,611,925)
BALANCE AT JUNE 30, 2020	215	$1,148,204	25,472,383	$254	$138,087,590	$(119,250,788)	$19,985,260

BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	45,442,729	$454	$161,533,653	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	124,564	—	124,564
Conversion of preferred shares for common shares	(789)	(8,288,652)	6,278,236	63	8,288,589	—	—
Exercise of warrants for common shares	—	—	1,005,320	10	1,213,914	—	1,213,924
Retired shares	—	—	(7)	—	—	—	—
Net loss	—	—	—	—	—	(6,357,170)	(6,357,170)
BALANCE AT MARCH 31, 2021	945	$11,747,197	52,726,278	$527	$171,160,720	$(133,132,597)	$49,775,847

Stock-based compensation	—	—	—	—	200,617	—	200,617
Conversion of preferred shares for common shares	(250)	(3,109,552)	2,500,000	25	3,109,527	—	—
Issuance of common stock, net of issuance costs	—	—	41,692	1	34,872	—	34,873
Retired shares	—	—	(39)	—	—	—	—
Net loss	—	—	—	—	—	(6,028,030)	(6,028,030)
BALANCE AT JUNE 30, 2021	695	$8,637,645	55,267,931	$553	$174,505,736	$(139,160,627)	$43,983,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,385,200)	$(7,569,533)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	73,835	69,603
Stock-based compensation expense	325,181	236,789
Noncash lease expense	37,372	31,923
Loss on disposal of fixed assets	2,938	—
Changes in:
Prepaid expenses and other current assets	427,403	177,361
Lease liability	(58,110)	(51,282)
Accounts payable and accrued liabilities	(52,180)	543,168
Cash used in operating activities	(11,628,761)	(6,561,971)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(7,559)	(45,143)
Cash used in investing activities	(7,559)	(45,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting issuance costs	34,874	18,258,581
Proceeds from long-term obligations	—	184,000
Issuance of common stock in connection with exercise of pre-funded warrants	—	14
Proceeds from exercise of warrants	1,213,924	—
Cash provided by financing activities	1,248,798	18,442,595
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,387,522)	11,835,481
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,165,377	10,614,722
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,777,855	$22,450,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$1,584
Conversion of preferred stock to common stock	$11,398,204	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDC™) delivery platform that specifically targets cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $139,160,627 at June 30, 2021. During the six months ended June 30, 2021, the Company generated a net loss of approximately $12,385,200 and expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance at June 30, 2021 is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements.The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives , but there can be no assurance that it will obtain the necessary funding.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from our audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2021, and the Condensed Consolidated Statements of Operations, the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and the related interim information contained within the notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2021 and consolidated results of its operations and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of future results.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the six months ended June 30, 2021 or year ended December 31, 2020.

Right-of-Use (ROU) Asset and Lease Liabilities -On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2021 and December 31, 2020 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2021, and December 31, 2020, uninsured cash balances totaled approximately $46,300,000 and $56,700,000, respectively.

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

2. FAIR VALUE

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

●	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
●	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets, and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
●	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

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

Equity Distribution Agreement

On August 11, 2020, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”). Pursuant to the Sales Agreement, the Company may offer and sell from time to time through the Sales Agent, up to $14.5 million of shares of the Company’s common stock, par value $0.00001 per share (the “ATM Shares”). The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of the ATM Shares pursuant to the terms of the Sales Agreement. The offering of the ATM Shares pursuant to the Sales Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the Sales Agreement, and (ii) the termination of the Sales Agreement by the Company or the Sales Agent. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes, including working capital.

The ATM Shares issued under the Sales Agreement are offered pursuant to a registration statement on Form S-3, which was declared effective by the SEC on August 20, 2020.

In June 2021, the Company issued and sold an aggregate of 41,692 ATM Shares pursuant to the Sales Agreement and received gross proceeds of approximately $69,000 and net proceeds of $35,000 after deducting commissions to the Sales Agent and other offering expenses.

December 2020 Public Offering and Private Placement

On December 23, 2020, the Company issued and sold 18,148,136 shares of common stock, par value $0.00001 per share, at a public offering price of $1.35 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses.

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. The preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $1.35 (or 10,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares will only be convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the three months ended March 31, 2021, 574.0736 shares of our Series D convertible preferred stock were converted into 5,740,736 Common Stock at a rate of 1 to 10,000 shares. During the three months ended June 30, 2021, 250 shares of our Series D convertible preferred stock were converted into 2,500,000 Common Stock at a rate of 1 to 10,000 shares. For the six months ended June 30, 2021 the total Series D convertible preferred stock converted into 8,240,736 Common Stock at a rate of 1 to 10,000 shares.

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

June 2020 Public Offering

On June 5, 2020, the Company issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance. As of June 30, 2021, all 2,789,700 pre-funded warrants have been exercised. As of June 30, 2021, a total of 1,487,695 Series H warrants have been exercised.

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

The common stock, pre-funded warrants and Series H warrants were offered by the Company pursuant to a registration statement on Form S-1 , which was declared effective by the SEC on June 2, 2020 and an additional registration statement filed on June 2, 2020 pursuant to Rule 462(b) under the Act.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2021.

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
June 2020 Series H Warrants	7,207,969	$1.2075	June 5, 2025
May 2019 Series F Warrants	1,957,000	$2.40	May 20, 2024
May 2019 Series G Warrants	2,018,000	$2.40	May 20, 2024
July 2018 Series E Warrants	4,140,000	$4.00	July 31, 2023
October 2017 Series D Warrants	310,856	$17.80	October 14, 2024
November 2016 Public Offering Series C	415,785	$15.00	November 29, 2021
October 2015 Incremental Series A	30,006	$21.30	October 20,2021
Total	16,079,616

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021 authorizing an aggregate of 6,000,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and four years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan. As of June 30, 2021, there are an aggregate of 3,158,362 shares available for future grants under the 2021 Plan.

During the six-month periods ended June 30, 2021 and 2020, options granted were 3,517,500 and 553,750, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Employee and director stock option grants:
Research and development	$41,400	$3,478	$70,795	$27,213
General and administrative	159,217	89,165	254,386	209,576
Total stock-based compensation	$200,617	$92,643	$325,181	$236,789

On March 4, 2021, we granted 2,810,000 contingent non-statutory stock option awards at an exercise price of $1.74 per share to our employees. Each of these grants was contingent on approval of the 2021 Plan that was voted on and approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2021. In accordance with the timing of the stockholder approval, the Company recognized the compensation expense of the contingent non-statutory stock option awards issued in March 2021 beginning in June 2021.

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

Exercise prices for all grants made during the six months ended June 30, 2021 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

			Weighted
	Number of		Average
	Shares Issuable		Remaining
	Upon Exercise	Weighted	Contracted	Aggregate
	of Outstanding	Average	Term in	Intrinsic
	Options	Exercise Price	Years	Value
Outstanding at December 31, 2020	1,184,464	$4.34		$316,688
Granted	208,500	$1.78
Outstanding at March 31, 2021	1,392,964	$3.96	8.56	$122.700
Granted	3,309,000	$1.66
Expired	(177)	$2,800.00
Outstanding at June 30, 2021	4,701,787	$2.23	9.31	$—

Exercisable, June 30, 2021	701,870	$5.34	7.67	$—
Unvested, June 30, 2021	3,999,917	$1.69	9.59	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2021, there was approximately $3,482,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $855,000, $1,416,000, $1,037,000, and $174,000 during 2021, 2022, 2023, and 2024 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2021 was $4.24 and $0.92, respectively.

Restricted Stock Grants. During 2017, the Company issued 46,000 shares under the 2015 Plan of restricted common stock with a weighted average grant date fair value of $20.96. The shares vested annually over a three year period. The following table summarizes the restricted stock grants:

		Weighted
		Average
		Grant Date	Total Grant
	Number of	Fair Value	Date Fair
	Shares	Per Share	Value
Outstanding at December 31, 2019	9,334	$21.00	$196,000
Vested	(9,334)	$21.00	$(196,000)
Outstanding at December 31, 2020	—	$—	$—

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2021 or 2020 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three and six months ended June 30, 2021 and June 30, 2020 is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, non-vested restricted stock, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for the three and six months ended June 30, 2021 and June 30, 2020, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Six Months Ended
	June 30,
	2021	2020
Warrants	16,079,616	19,278,976
Preferred shares as convertible into common stock	6,944,444	537,500
Stock options	4,701,787	1,084,464
Total potentially dilutive shares	27,725,847	20,900,940

7. COMMITMENTS AND CONTINGENCIES

Real Property Leases

Florham Park, New Jersey

On June 4, 2018, the Company entered in an Agreement of Lease for 3,893 square feet for its corporate headquarters in Borough of Florham Park, New Jersey (the “HQ Lease”). The HQ Lease commencement date was October 2018 and terminates in February 2024. The Company has an option to extend the term of the HQ Lease for one additional 60-month period.

Under the terms of the HQ Lease, the Company paid a security deposit of $75,000 and the aggregate rent due over the term of the HQ Lease is approximately $828,000, which will be reduced to approximately $783,000 after certain rent abatements. The Company is required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After certain rent abatements the rent is approximately $12,500 per month for the first year and then escalates thereafter by 2% per year for the duration of the term.

Madison, Wisconsin

The Company presently rents office space in Madison and is rented for approximately $3,000 per month under an agreement that expires on August 31, 2022.

Operating Lease Liability

In June 2018, the Company entered into the HQ Lease. The HQ Lease commenced upon completion of certain improvements by the landlord in October 2018 and terminates in February 2024 with an option to extend the term of the lease for one additional 60-month period. As of December 31, 2018, the Company recorded a deferred lease liability of approximately $176,000 for the improvements funded by the landlord on the consolidated balance sheet. The Company amortizes the deferred liability as a reduction to rent expense in the consolidated statement of operations over the term of the lease.

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and lease liability are approximately $245,000 and ($364,000), respectively, as of June 30, 2021 and rental expense for the six months ended June 30, 2021 is approximately $57,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2021:

Years ending December 31,
Remainder of 2021	$78,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	411,000
Less: Imputed interest	(47,000)
Present value of lease liabilities	$364,000

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP requirements. On December 30, 2020, the principal loan amount of $184,000 and accrued interest of $1,280 were forgiven and recognized as a gain on extinguishment of debt in the fourth quarter of 2020.

9. SUBSEQUENT EVENTS

On July 23, 2021, 453.7037 shares of Series D preferred stock were converted into 4,537,037 shares of common stock.

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

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The CLOVER-WaM Study is a pivotal registration study currently evaluating CLR 131 in Bruton tyrosine kinase inhibitor (BTKi) failed or suboptimal response in WM. The CLOVER-1 Phase 2B study is ongoing where CLR 131 remains under further evaluation in highly refractory MM patients.

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

We have leveraged our PDC platform to establish four ongoing collaborations featuring four unique payloads and mechanisms of action. Through research and development collaborations, our strategy is to generate near-term capital, supplement internal resources, gain access to novel molecules or payloads, accelerate product candidate development and broaden our proprietary and partnered product pipelines.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, CLR 131 is a small-molecule, PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates CLR 131 from many traditional on-market treatments and treatments in development. CLR 131 is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r MM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers.

CLR 131 is currently being evaluated in a pivotal study, CLOVER-WaM, in Waldenstrom’s macroglobulinemia (WM) patients that have failed or had a suboptimal response to a BTKi therapy after receiving first line standard of care. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling a MM expansion cohort (Phase 2B). The Phase 2B study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM (to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the second half of 2021. Initiated in March 2017, the primary goal of the Phase 2A study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

As the result of CLR 131’s RPDD designation, we may be eligible to receive a priority review voucher (PRV) if the product receives approval for any of the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma or osteosarcoma. The FDA may award PRV to sponsors of a RPDD that meet its specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a PRV that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, the PRV’s can be exchanged or sold to other companies so that the receiving company may use the voucher.

CLOVER-WaM: Phase 2 Study Pivotal Study in: Patients with r/r Waldenstrom’s Macroglobulinemia

In January 2021, we announced that a Type C guidance meeting with the FDA was conducted in September of 2020. The results of that guidance meeting provided Cellectar with an agreed upon path for conducting the CLOVER-WaM study; single arm, pivotal study in Waldenstrom’s macroglobulinemia patients that have received at least two prior lines of therapy and either failed or had a suboptimal response to BTKi therapy. The FDA agreed with the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients. Based upon this agreement the pivotal study was initiated. WM is a rare, indolent and incurable form of non-Hodgkin’s lymphoma (NHL) that is composed of a patient population in need of new and better treatment options.

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

Phase 2A Study: Patients with r/r Multiple Myeloma Cohort

In September 2020, we announced that a 40% ORR was observed in the subset of refractory multiple myeloma patients deemed triple class refractory who received 60 mCi or greater total body dose (TBD). Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of Cellectar’s CLOVER-1 study and additional patients enrolled in Part B from March through May 2020 and received ≥60mCi TBD. All MM patients enrolled in the expansion cohort are required to be triple class refractory. The additional six patients enrolled in 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a total body dose of ≥60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving ≥60 mCi typically exhibit greater responses. Based on study results to date, patients continue to tolerate CLR 131 well, with the most common and almost exclusive treatment emergent adverse events being cytopenias.

Phase 2A: Patients with r/r non-Hodgkin’s lymphoma Cohort

In February 2020, we announced positive data from our Phase 2a CLOVER-1 study in patients with relapsed/refractory non-Hodgkin lymphoma (NHL) patients were treated with three different doses (<50mCi, ~50mCi and ≥60mCi TBD. Patients with r/r NHL who received <60mCi TBD and the ≥60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a CR, which continues at nearly 24 months post-treatment. The ORR for chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and marginal zone lymphoma (MZL) patients was 33%.

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

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (“SOC”) for the treatment of a broad range of human cancers:

●	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development and if we elect to progress any molecules further, we will select preferred candidates.

●	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a developer of antibody drug conjugates (“ADCs”). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes. The CLR 2000 Series has demonstrated improved safety, efficacy and tissue distribution with the cytotoxic payload in animal models. A candidate molecule and a back-up have been selected for further advancement at a future time.

●	CLR 12120 Series is a collaborative PDC program with Orano Med for the development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether; the companies intend to evaluate the new PDCs in up to three oncology indications.

●	Expanded ongoing collaboration with biotechnology company IntoCell Inc., combining their novel linker chemistry with our validated targeting platform to create novel next generation phospholipid drug conjugate therapeutics.

●	Co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

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

Three Months Ended June 30, 2021 and 2020

Research and Development. Research and development expense for the three months ended June 30, 2021 was approximately $4,628,000 compared to approximately $2,465,000 for the three months ended June 30, 2020.

The following table is an approximate comparison summary of research and development costs for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended
	June 30,
	2021	2020	Variance
Clinical project costs	$3,009,000	$992,000	$2,017,000
Manufacturing and related costs	651,000	384,000	267,000
Pre-clinical project costs	11,000	71,000	(60,000)
General research and development costs	957,000	1,018,000	(61,000)
	$4,628,000	$2,465,000	$2,163,000

The overall increase in research and development expense of $2,163,000, or 88%, was primarily a result of an increase related to clinical project costs of approximately $2,017,000. Manufacturing and related costs increased due to an increase in materials production processes offset by a decrease in pre-clinical project costs and general research and development costs.

General and administrative. General and administrative expense for the three months ended June 30, 2021 was approximately $1,401,000, compared to approximately $1,157,000. The overall increase in general and administrative expense of $244,000, or 21% was primarily a result of an increase in professional fees and insurance.

Six Months Ended June 30, 2021 and 2020

Research and Development. Research and development expense for the six months ended June 30, 2021 was approximately $9,261,000 compared to approximately $5,082,000 for the six months ended June 30, 2020.

The following table is an approximate comparison summary of research and development costs for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
	June 30,
	2021	2020	Variance

Clinical project costs	$5,995,000	$1,883,000	$4,112,000
Manufacturing and related costs	1,157,000	1,263,000	(106,000)
Pre-clinical project costs	19,000	157,000	(138,000)
General research and development costs	2,090,000	1,779,000	311,000
	$9,261,000	$5,082,000	$4,179,000

The overall increase in research and development expense of $4,179,000, or 82%, was primarily a result of an increase related to start-up costs for our WM pivotal study and clinical project costs of approximately $4,112,000 and general research and development costs of approximately $311,000 offset by a decrease in manufacturing and related costs.

General and administrative. General and administrative expense for the six months ended June 30, 2021 was approximately $3,127,000, compared to approximately $2,499,000. The overall increase in general and administrative expense of $628,000, or 25%, was primarily a result of an increase in professional fees and insurance of approximately $485,000 and personnel cost of approximately $140,000.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of approximately $46,778,000 compared to $57,165,000 as of December 31, 2020. This decrease was due primarily a result of research and development expense and general and administrative expenses. Net cash used in operating activities during the six months ended June 30, 2021 was approximately $11,629,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of June 30, 2021, we had an accumulated deficit of approximately $139,161,000.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2021, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2021, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.       Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	2021 Stock Incentive Plan		8-K	June 24, 2021	10.1

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 9, 2021	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer