Form 10-Q
period 2021-09-30
Cellectar Biosciences, Inc.
filed 2021-11-08
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 61,101,264 shares of common stock, $0.00001 par value per share, as of November 5, 2021.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;

●	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to recruit patients for clinical studies, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;

●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;

●	our projected operating results, including research and development expenses;

●	our ability to continue development plans for iopofosine I-131 (iopofosine, also known as CLR 131), CLR 1900 series, CLR 2000 series and CLR 12120;

●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;

●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;

●	any disruptions at our sole supplier of iopofosine;

●	our ability to pursue strategic alternatives;

●	our ability to advance our technologies into product candidates;

●	our enhancement and consumption of current resources along with ability to obtain additional funding;

●	our current view regarding general economic and market conditions, including our competitive strengths;

●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, including the COVID-19 pandemic, cyber-attacks and general instability;

●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;

●	assumptions underlying any of the foregoing; and

●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,344,727	$57,165,377
Prepaid expenses and other current assets	1,048,082	774,432
Total current assets	41,392,809	57,939,809
Fixed assets, net	254,041	355,982
Right-of-use asset, net	225,205	282,365
Long-term assets	75,000	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$41,953,269	$58,659,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,034,489	$3,443,197
Lease liability	131,406	119,904
Total current liabilities	3,165,895	3,563,101
Long-term lease liability	201,970	301,740
TOTAL LIABILITIES	3,367,865	3,864,841
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series C preferred stock: 0 and 215 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1,148,204
Series D preferred stock: 111 and 1,519 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,382,023	18,887,645
Common stock, $0.00001 par value; 160,000,000 and 80,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 61,101,264 and 45,442,729 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	611	454
Additional paid-in capital	182,182,461	161,533,653
Accumulated deficit	(144,979,691)	(126,775,427)
Total stockholders’ equity	38,585,404	54,794,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,953,269	$58,659,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

COSTS AND EXPENSES:
Research and development	$3,937,464	$2,683,944	$13,198,294	$7,765,673
General and administrative	1,882,190	1,225,993	5,009,581	3,725,153
Total costs and expenses	5,819,654	3,909,937	18,207,875	11,490,826

LOSS FROM OPERATIONS	(5,819,654)	(3,909,937)	(18,207,875)	(11,490,826)

OTHER INCOME:
Interest income, net	590	374	3,611	11,730
Total other income	590	374	3,611	11,730
NET LOSS	$(5,819,064)	$(3,909,563)	$(18,204,264)	$(11,479,096)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.10)	$(0.15)	$(0.34)	$(0.69)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	59,868,374	26,326,782	53,633,421	16,539,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2019	215	$1,148,204	9,386,689	$94	$119,592,366	$(111,681,255)	$9,059,409
Stock-based compensation	—	—	—	—	144,146	—	144,146
Vested restricted stock	—	—	9,334	—	—	—	—
Retired shares	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	(3,957,608)	(3,957,608)
BALANCE AT MARCH 31, 2020	215	$1,148,204	9,396,015	$94	$119,736,512	$(115,638,863)	$5,245,947
Issuance of common stock and warrants, net of issuance costs	—	—	14,601,628	146	18,258,435	—	18,258,581
Stock-based compensation	—	—	—	—	92,643	—	92,643
Conversion of warrants for common shares	—	—	1,474,740	14	—	—	14
Net loss	—	—	—	—	—	(3,611,925)	(3,611,925)
BALANCE AT JUNE 30, 2020	215	$1,148,204	25,472,383	$254	$138,087,590	$(119,250,788)	$19,985,260
Stock-based compensation	—	—	—	—	116,292	—	116,292
Conversion of warrants for common shares	—	—	1,341,210	14	31,697	—	31,711
Net loss	—	—	—	—	—	(3,909,563)	(3,909,563)
BALANCE AT SEPTEMBER 30, 2020	215	$1,148,204	26,813,593	$268	$138,235,579	$(123,160,351)	$16,223,700

BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	45,442,729	$454	$161,533,653	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	124,564	—	124,564
Conversion of preferred shares for common shares	(789)	(8,288,652)	6,278,236	63	8,288,589	—	—
Exercise of warrants for common shares	—	—	1,005,320	10	1,213,914	—	1,213,924
Retired shares	—	—	(7)	—	—	—	—
Net loss	—	—	—	—	—	(6,357,170)	(6,357,170)
BALANCE AT MARCH 31, 2021	945	$11,747,197	52,726,278	$527	$171,160,720	$(133,132,597)	$49,775,847

Stock-based compensation	—	—	—	—	200,617	—	200,617
Conversion of preferred shares for common shares	(250)	(3,109,552)	2,500,000	25	3,109,527	—	—
Issuance of common stock, net of issuance costs	—	—	41,692	1	34,872	—	34,873
Retired shares	—	—	(39)	—	—	—	—
Net loss	—	—	—	—	—	(6,028,030)	(6,028,030)
BALANCE AT JUNE 30, 2021	695	$8,637,645	55,267,931	$553	$174,505,736	$(139,160,627)	$43,983,307
Stock-based compensation	—	—	—	—	421,161	—	421,161
Conversion of preferred shares for common shares	(584)	(7,255,622)	5,833,333	58	7,255,564	—	—
Net loss	—	—	—	—	—	(5,819,064)	(5,819,064)
BALANCE AT SEPTEMBER 30, 2021	111	1,382,023	61,101,264	$611	$182,182,461	$(144,979,691)	$38,585,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,204,264)	$(11,479,096)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	110,624	105,529
Stock-based compensation expense	746,342	353,081
Noncash lease expense	57,160	48,859
Loss on disposal of fixed assets	2,938	—
Changes in:
Prepaid expenses and other current assets	(273,650)	(189,955)
Lease liability	(88,268)	(77,897)
Accounts payable and accrued liabilities	(408,708)	1,175,445
Cash used in operating activities	(18,057,826)	(10,064,034)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(11,622)	(45,143)
Cash used in investing activities	(11,622)	(45,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting issuance costs	34,874	18,258,581
Deferred issuance costs	—	(137,907)
Proceeds from long-term obligations	—	184,000
Issuance of common stock in connection with exercise of pre-funded warrants	—	28
Proceeds from exercise of warrants	1,213,924	31,697
Cash provided by financing activities	1,248,798	18,336,399
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,820,650)	8,227,222
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,165,377	10,614,722
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,344,727	$18,841,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$1,584
Conversion of preferred stock to common stock	$18,653,826	$—

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

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $144,979,691 at September 30, 2021. During the nine months ended September 30, 2021, the Company generated a net loss of approximately $18,204,264 and expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance at September 30, 2021 is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements.The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives , but there can be no assurance that it will obtain the necessary funding.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from our audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2021, and the Condensed Consolidated Statements of Operations, the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and the related interim information contained within the notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2021 and consolidated results of its operations and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of future results.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the nine months ended September 30, 2021 or year ended December 31, 2020.

Right-of-Use (ROU) Asset and Lease Liabilities -On January 1, 2019, the Company implemented FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for grants issued in 2021 and 2020 ranged from one year to three years for stock options.

Research and Development — Research and development costs are expensed as incurred. The Company recognizes revenue and cost reimbursements from government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized in the Consolidated Statements of Operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the Consolidated Statements of Operations. The Company records government grants receivable in the Consolidated Balance Sheets in accounts receivable.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2021 and December 31, 2020 is on deposit in interest-bearing transaction accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2021, and December 31, 2020, uninsured cash balances totaled approximately $39,800,000 and $56,700,000, respectively.

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

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. The preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $1.35 (or 10,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares will only be convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the three months ended March 31, 2021, 574.0736 shares of our Series D convertible preferred stock were converted into 5,740,736 Common Stock at a rate of 1 to 10,000 shares. During the three months ended June 30, 2021, 250 shares of our Series D convertible preferred stock were converted into 2,500,000 Common Stock at a rate of 1 to 10,000 shares. During the three months ended September 30, 2021, 583.33 shares of our Series D convertible preferred stock were converted into 5,833,333 Common Stock at a rate of 1 to 10,000 shares. For the nine months ended September 30, 2021 the total Series D convertible preferred stock converted into 14,074,069 Common Stock at a rate of 1 to 10,000 shares.

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

June 2020 Public Offering

On June 5, 2020, the Company issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance. As of September 30, 2021, all 2,789,700 pre-funded warrants have been exercised. As of September 30, 2021, a total of 1,487,695 Series H warrants have been exercised.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2021.

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

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021 authorizing an aggregate of 6,000,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and four years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan. As of September 30, 2021, there are an aggregate of 3,184,363 shares available for future grants under the 2021 Plan.

During the nine-month periods ended September 30, 2021 and 2020, options granted were 3,537,500 and 653,750, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Employee and director stock option grants:
Research and development	$62,655	$22,858	$133,450	$50,071
General and administrative	358,506	93,435	612,892	303,010
Total stock-based compensation	$421,161	$116,292	$746,342	$353,081

On March 4, 2021, we granted 2,810,000 contingent non-statutory stock option awards at an exercise price of $1.74 per share to our employees. Each of these grants was contingent on approval of the 2021 Plan that was voted on and approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2021. In accordance with the timing of the stockholder approval, the Company recognized the compensation expense of the contingent non-statutory stock option awards issued in March 2021 beginning in June 2021 and continuing through vesting period.

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

Exercise prices for all grants made during the nine months ended September 30, 2021 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

			Weighted
	Number of		Average
	Shares Issuable		Remaining
	Upon Exercise	Weighted	Contracted	Aggregate
	of Outstanding	Average	Term in	Intrinsic
	Options	Exercise Price	Years	Value
Outstanding at December 31, 2020	1,184,464	$4.34		$316,688
Granted	208,500	$1.78
Outstanding at March 31, 2021	1,392,964	$3.96	8.56	$122,700
Granted	3,309,000	$1.66
Expired	(177)	$2,800.00
Outstanding at June 30, 2021	4,701,787	$2.23	9.31	$—
Granted	20,000	$1.06
Forfeited	(46,001)	$2.01
Outstanding at September 30, 2021	4,675,786	$2.23	9.05	$—

Exercisable, September 30, 2021	810,100	$4.87	7.45	$—
Unvested, September 30, 2021	3,865,686	$1.68	9.38	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2021, there was approximately $3,005,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $413,000, $1,396,000, $1,020,000, and $176,000 during 2021, 2022, 2023, and 2024 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at September 30, 2021 was $3.86 and $0.90, respectively.

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

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2021 or 2020 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three and nine months ended September 30, 2021 and September 30, 2020 is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, non-vested restricted stock, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and September 30, 2020, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share since their inclusion would be antidilutive:

	Nine Months Ended
	September 30,
	2021	2020
Warrants	16,079,616	17,937,766
Preferred shares as convertible into common stock	1,111,111	537,500
Stock options	4,675,786	1,184,464
Total potentially dilutive shares	21,866,513	19,659,730

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

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and lease liability are approximately $225,000 and ($333,000), respectively, as of September 30, 2021 and rental expense for the nine months ended September 30, 2021 is approximately $85,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2021:

Years ending December 31,
Remainder of 2021	$39,000
2022	158,000
2023	161,000
2024	14,000
Total undiscounted lease payments	372,000
Less: Imputed interest	(39,000)
Present value of lease liabilities	$333,000

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

The COVID-19 pandemic, including variants thereof, has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes. While we have commenced dosing in our CLOVER-WaM pivotal clinical study of iopofosine in WM, we have experienced material delays in patient recruitment and enrollment as a result of continued resourcing issues related to COVID-19 at study sites and potentially due to concerns among patients about participating in clinical studies during a public health emergency. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our CLOVER-WaM pivotal clinical study or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic and whether it may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing studies and the incurrence of unforeseen costs as a result of disruptions in clinical supply of iopofosine or preclinical study or clinical study delays and our ability to obtain additional financing. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease. In October 2021, we announced that we are collaborating with BBK Worldwide to provide new concierge services for patients participating in our clinical studies. These services are designed to improve patient’s and their caregivers access to high quality care and innovative treatments for their cancer.

Our lead PDC therapeutic, iopofosine is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM), a Phase 2B study in r/r multiple myeloma (MM) patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers.

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The CLOVER-WaM Study is a pivotal registration study currently evaluating iopofosine in Bruton tyrosine kinase inhibitor (BTKi) failed or suboptimal response in WM. The CLOVER-1 Phase 2B study is ongoing where iopofosine remains under further evaluation in highly refractory MM patients.

The CLOVER-2 Phase 1 pediatric study is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The study is being conducted internationally at seven leading pediatric cancer centers.

The U.S. Food and Drug Administration (“FDA”) granted iopofosine Fast Track Designation for WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for WM, MM, neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted an ODDs for r/r MM and WM.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine, is a small-molecule, PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r MM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers.

Iopofosine is currently being evaluated in a pivotal study, CLOVER-WaM, in Waldenstrom’s macroglobulinemia (WM) patients that have failed or had a suboptimal response to a BTKi therapy after receiving first line standard of care. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling a MM expansion cohort (Phase 2B). The Phase 2B study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM (to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the second half of 2021. Initiated in March 2017, the primary goal of the Phase 2A study was to assess the compound’s efficacy in a broad range of hematologic cancers.

The CLOVER-2 Phase 1 pediatric study is being conducted internationally at seven leading pediatric cancer centers. The study is an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The FDA previously accepted our IND application for a Phase 1 open-label, dose escalating study to evaluate the safety and tolerability of a single intravenous administration of iopofosine in up to 30 children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. This study was initiated during the first quarter of 2019. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act.

In December 2014, the FDA granted ODD for iopofosine for the treatment of MM. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. In May 2019, the FDA granted Fast Track designation for iopofosine for the treatment of MM and in July 2019 for the treatment of DLBCL, in September 2019 iopofosine received Orphan Drug Designation from the European Union for Multiple Myeloma, in January 2020, the FDA granted Orphan Drug Designation for iopofosine Waldenstrom’s macroglobulinemia and the European Union granted Orphan Drug Designation for iopofosine Waldenstrom’s macroglobulinemia. The FDA granted Fast Track designation for iopofosine for the treatment of WM in May 2020.

As the result of iopofosine’s RPDD designation, we may be eligible to receive a priority review voucher (PRV) if the product receives approval for any of the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma or osteosarcoma. The FDA may award PRV to sponsors of a RPDD that meet its specified criteria. The key criteria to receiving a priority review voucher is that the disease being treated is life-threatening and that it primarily effects individuals under the age of 18. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a PRV that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, the PRV’s can be exchanged or sold to other companies so that the receiving company may use the voucher.

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

Phase 2A Study: Patients with r/r Multiple Myeloma Cohort

In September 2020, we announced that a 40% ORR was observed in the subset of refractory multiple myeloma patients deemed triple class refractory who received 60 mCi or greater total body dose (TBD). Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of Cellectar’s CLOVER-1 study and additional patients enrolled in Part B from March through May 2020 and received ≥60mCi TBD. All MM patients enrolled in the expansion cohort are required to be triple class refractory. The additional six patients enrolled in 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a total body dose of ≥60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving ≥60 mCi typically exhibit greater responses. Based on study results to date, patients continue to tolerate iopofosine well, with the most common and almost exclusive treatment emergent adverse events being cytopenias.

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

Based upon the dose response observed in the Phase 2A for patients receiving total body doses of 60mCi or greater, we determined that patient dosing of iopofosine would be >60mCi TBD. Therefore, patients are now grouped as receiving <60mCi or >60mCi TBD.

The most frequently reported adverse events in all patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events have not increased as doses were increased and the profile of cytopenias remains consistent. Importantly, these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade. Based upon iopofosine being well tolerated across all dose groups and the observed response rate, especially in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the study has been expanded to test a two-cycle dosing optimization regimen with a target total body dose >60 mCi/m2 of iopofosine.

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of iopofosine. The funds supported the Phase 2 study initiated in March 2017 to define the clinical benefits of iopofosine in r/r MM and other niche hematologic malignancies with unmet clinical need. These niche hematologic malignancies include Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Marginal Zone Lymphoma, Lymphoplasmacytic Lymphoma/WM and DLBCL. The study is being conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The study’s primary endpoint is clinical benefit response (CBR), with secondary endpoints of ORR, progression free survival (PFS,) median Overall Survival (mOS) and other markers of efficacy following patients receiving one of three TBDs of iopofosine (<50mCi, ~50mCi and >60mCi), with the option for a second cycle approximately 75-180 days later. Dosages were provided either as a single bolus or fractionated (the assigned dose level split into two doses) given day 1 and day 15.

In May 2020, we announced that the FDA granted Fast Track Designation for iopofosine in WM in patients having received two prior treatment regimens or more.

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study demonstrated that iopofosine was safe and tolerated up to a total body dose of approximately 95mCi in r/r MM. The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of iopofosine administered in an up to 30-minute I.V. infusion, either as a single bolus dose or as fractionated doses. The r/r multiple myeloma patients in this study received single cycle doses ranging from approximately 20mCi to 95mCi total body dose. An independent Data Monitoring Committee determined that all doses used were safe and well-tolerated by patients.

Iopofosine in combination with dexamethasone was under investigation in adult patients with r/r MM. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study was a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancers. Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (FLC), PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. Iopofosine was deemed by an Independent Data Monitoring Committee (IDMC) to be safe and tolerable up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a total body dose of ~63 mCi. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four achieved stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five achieved stable disease however one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort and all achieved stable disease. In September 2017, we announced results for cohort 4, showing that a single infusion up to 30-minutes of 31.25mCi/m2 of iopofosine was safe and tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

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

In May 2019, we announced that the FDA granted Fast Track Designation for iopofosine in fourth line or later r/r MM. Iopofosine is our small molecule radiotherapeutic PDC designed to deliver cytotoxic radiation directly and selectively to cancer cells and cancer stem cells. It is currently being evaluated in our ongoing CLOVER-1 Phase 2 clinical study in patients with relapsed or refractory multiple myeloma and other select B-cell lymphomas.

Phase 1 Study in r/r Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

In December 2017 the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of iopofosine in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. In December 2017, we filed an IND application for r/r pediatric patients with select solid tumors, lymphomas and malignant brain tumors. The Phase 1 clinical study of iopofosine is an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of iopofosine in children and adolescents with cancers including neuroblastoma, sarcomas, lymphomas (including Hodgkin’s lymphoma) and malignant brain tumors. Secondary objectives of the study are to identify the recommended efficacious dose of iopofosine and to determine preliminary antitumor activity (treatment response) of iopofosine in children and adolescents. In August 2020, it was announced that four dose levels 15mCi/m2 up to 60mCi/m2 were deemed safe and tolerable by an independent Data Monitoring Committee and evaluation of the next higher dose cohort, 75mCi/m2 was initiated. In November 2020, we announced that iopofosine had been measured in tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that disease control has been exhibited in heavily pretreated patients with ependymomas. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Should iopofosine be approved for any of these pediatric indications, the first approved RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (“NDA”) or Biologic License Application (“BLA”) submission, which would reduce the FDA review time from 12 months to six months. Currently, these vouchers can also be transferred or sold to another entity. In December 2020, the FDA extended the Priority Review Voucher Program through September 2026 for rare pediatric diseases.

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (“UWCCC”) was awarded a five-year Specialized Programs of Research Excellence (“SPORE”) grant of $12,000,000 from the National Cancer Institute and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer, HNC, patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining iopofosine and external beam radiation (EBRT) with recurrent HNC in Q4 2019. UWCCC has completed the part A portion of a safety and tolerability study of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory head and neck cancer. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with head and neck cancer typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 – 3 Gy daily doses over a 6-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the study will further assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients.

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

Three Months Ended September 30, 2021 and 2020

Research and Development. Research and development expense for the three months ended September 30, 2021 was approximately $3,937,000 compared to approximately $2,684,000 for the three months ended September 30, 2020.

The following table is an approximate comparison summary of research and development costs for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended
	September 30,
	2021	2020	Variance
Clinical project costs	$2,242,000	$1,184,000	$1,058,000
Manufacturing and related costs	506,000	655,000	(149,000)
Pre-clinical project costs	4,000	36,000	(32,000)
General research and development costs	1,185,000	809,000	376,000
	$3,937,000	$2,684,000	$1,253,000

The overall increase in research and development expense of $1,253,000, or 47%, was primarily a result of an increase related to clinical project costs of approximately $1,058,000. General research and development costs increased due to an increase in personnel slightly offset by a decrease in manufacturing and related costs and pre-clinical project costs.

General and administrative. General and administrative expense for the three months ended September 30, 2021 was approximately $1,882,000, compared to approximately $1,226,000. The overall increase in general and administrative expense of $656,000, or 54% was primarily a result of an increase in professional fees and stock-based compensation expense.

Nine Months Ended September 30, 2021 and 2020

Research and Development. Research and development expense for the nine months ended September 30, 2021 was approximately $13,198,000 compared to approximately $7,766,000 for the nine months ended September 30, 2020.

The following table is an approximate comparison summary of research and development costs for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
	September 30,
	2021	2020	Variance

Clinical project costs	$8,237,000	$3,066,000	$5,171,000
Manufacturing and related costs	1,664,000	1,918,000	(254,000)
Pre-clinical project costs	9,000	193,000	(184,000)
General research and development costs	3,288,000	2,589,000	699,000
	$13,198,000	$7,766,000	$5,432,000

The overall increase in research and development expense of $5,432,000, or 70%, was primarily a result of an increase related to start-up costs for our WM pivotal study and clinical project costs of approximately $5,171,000 and general research and development costs of approximately $699,000 offset by a decrease in manufacturing and related costs.

General and administrative. General and administrative expense for the nine months ended September 30, 2021 was approximately $5,010,000, compared to approximately $3,725,000. The overall increase in general and administrative expense of $1,285,000, or 34%, was primarily a result of an increase in professional fees and insurance, personnel costs and stock-based compensation expense.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of approximately $40,345,000 compared to $57,165,000 as of December 31, 2020. This decrease was due primarily a result of research and development expense and general and administrative expenses. Net cash used in operating activities during the nine months ended September 30, 2021 was approximately $18,058,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of September 30, 2021, we had an accumulated deficit of approximately $144,980,000.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2021, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2021, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

On October 15, 2021, the Company filed a lawsuit against Dr. Jamey Weichert, a former director and executive officer of the Company (“Dr. Weichert”) and Dr. Anatoly Pinchuk, a former employee and consultant of the Company (“Dr. Pinchuk”) in the U.S. District Court for the Western District of Wisconsin. The Company is alleging, among other claims, that Dr. Weichert and Dr. Pinchuk breached their contractual and fiduciary duties to the Company by diverting intellectual property that rightfully belonged to the Company to a company controlled by Dr. Weichert. Although the disputed intellectual property does not directly affect the clinical studies of iopofosine or other compounds in the Company’s clinical pipeline, the disputed intellectual property may potentially enhance future areas of research, development and commercialization. The Company is seeking monetary damages, injunctive relief, and reasonable attorneys’ fees and expenses in conjunction with this lawsuit.

Item 1A.       Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 2, 2021 pursuant to Section 13 or 15(d) of the Exchange Act (the “2020 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. In addition, the following risk factor included substantive changes from those disclosed in the 2020 10-K:

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

We require our employees and consultants to execute appropriate confidentiality and assignment-of-inventions agreements. However, such employees and consultants may not always comply with these agreements and enforcing them can be expensive and uncertain. For example, on October 15, 2021, we filed a lawsuit against Dr. Jamey Weichert, a former director and executive officer of the Company and Dr. Anatoly Pinchuk, a former employee and consultant of the Company, alleging breach of their contractual and fiduciary duties by diverting intellectual property that rightfully belongs to the Company. If our employees and consultants fail to comply with their obligations, we may be unable to meaningfully protect our rights in our patentable technology.

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

Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.

In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced in an attempt to lower drug prices. These include proposals that would allow the U.S. government to negotiate prices for drugs covered under Medicare and to limit drug reimbursement in Medicare and/or the commercial market based on reference prices. For example, in late 2019, a drug-pricing bill, H.R. 3, passed the House of Representatives, which would, among other things, enable direct price negotiations by the federal government on certain drugs (with the maximum price paid by Medicare capped by prices derived from an international index), includes a penalty for failing to reach agreement with the government and requires that manufacturers offer these negotiated prices to other payers. On November 2, 2021, Congress announced a framework for drug pricing reform that includes inflation penalties, Medicare negotiation for select drugs paid for under Parts B and D, and a Medicare Part D redesign. As of the date of this filing, this framework remains in discussion with policymakers in Congress and the Administration. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

CELLECTAR BIOSCIENCES, INC.

Date: November 8, 2021	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer