Form 10-Q
period 2022-03-31
Cellectar Biosciences, Inc.
filed 2022-05-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-36598

CELLECTAR BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3321804
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 61,101,251 shares of common stock, $0.00001 par value per share, as of May 6, 2022.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to recruit patients for clinical studies, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans for iopofosine I-131 (also known as CLR 131), CLR 1900 series, CLR 2000 series and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;
●	any disruptions at our sole supplier of iopofosine;
●	our ability to pursue strategic alternatives;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as the COVID-19 pandemic, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could”, “would” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report.

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

This quarterly report on Form 10-Q contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this quarterly report on Form 10-Q, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	December 31,
	(Unaudited)	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,634,122	$35,703,975
Prepaid expenses and other current assets	760,420	867,485
Total current assets	31,394,542	36,571,460
Fixed assets, net	331,144	344,491
Right-of-use asset, net	183,286	204,644
Long-term and other assets	81,214	81,214
TOTAL ASSETS	$31,990,186	$37,201,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,511,716	$3,854,914
Lease liability	139,594	135,449
Total current liabilities	4,651,310	3,990,363
Long-term lease liability, net of current portion	129,714	166,292
TOTAL LIABILITIES	4,781,024	4,156,655
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series D preferred stock: 111 issued and outstanding as of March 31, 2022 and December 31, 2021	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 61,101,251 and 61,101,263 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	611	611
Additional paid-in capital	182,864,114	182,560,309
Accumulated deficit	(157,037,586)	(150,897,789)
Total stockholders’ equity	27,209,162	33,045,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,990,186	$37,201,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
COSTS AND EXPENSES:
Research and development	$3,887,039	$4,633,194
General and administrative	2,253,188	1,726,338
Total costs and expenses	6,140,227	6,359,532

LOSS FROM OPERATIONS	(6,140,227)	(6,359,532)

OTHER INCOME:
Interest income, net	430	2,362
Total other income, net	430	2,362
NET LOSS	$(6,139,797)	$(6,357,170)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.10)	$(0.13)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	61,101,262	48,139,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	45,442,729	$454	$161,533,653	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	124,564	—	124,564
Conversion of preferred shares for common shares	(789)	(8,288,652)	6,278,236	63	8,288,589	—	—
Exercise of warrants for common shares	—	—	1,005,320	10	1,213,914	—	1,213,924
Retired shares	—	—	(7)	—	—	—	—
Net loss	—	—	—	—	—	(6,357,170)	(6,357,170)
BALANCE AT MARCH 31, 2021	945	$11,747,197	52,726,278	$527	$171,160,720	$(133,132,597)	$49,775,847

BALANCE AT DECEMBER 31, 2021	111	$1,382,023	61,101,263	$611	$182,560,309	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	303,805	—	303,805
Retired shares	—	—	(12)	—	—	—	—
Net loss	—	—	—	—	—	(6,139,797)	(6,139,797)
BALANCE AT MARCH 31, 2022	111	$1,382,023	61,101,251	$611	$182,864,114	$(157,037,586)	$27,209,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,139,797)	$(6,357,170)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,417	35,130
Stock-based compensation expense	303,805	124,564
Noncash lease expense	21,358	18,322
Loss on disposal of fixed assets	—	2,938
Changes in:
Prepaid expenses and other current assets	107,065	(454)
Lease liability	(32,433)	(28,693)
Accounts payable and accrued liabilities	656,802	1,452,784
Cash used in operating activities	(5,039,783)	(4,752,579)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(30,070)	—
Cash used in investing activities	(30,070)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	1,213,924
Cash provided by financing activities	—	1,213,924
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,069,853)	(3,538,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	57,165,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,634,122	$53,626,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$—	$8,288,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDC™) delivery platform that specifically targets cancer cells and delivers improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $157,038,000 as of March 31, 2022. During the three months ended March 31, 2022, the Company generated a net loss of approximately $6,140,000 and expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance as of March 31, 2022 is adequate to fund its basic budgeted operations for at least 12 months from the filing of these financial statements.The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from our audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2022, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2022 and consolidated results of its operations, cash flows, and stockholders’ equity for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 21, 2022.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the three months ended March 31, 2022.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for stock option grants issued in 2022 and 2021 ranged from one year to three years.

Research and Development — Research and development costs are expensed as incurred. The Company recognizes revenue and cost reimbursements from government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized in the Condensed Consolidated Statements of Operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the Condensed Consolidated Statements of Operations. The Company records government grants receivable in the Condensed Consolidated Balance Sheets in accounts receivable.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2022 and December 31, 2021.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2022 and December 31, 2021 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2022, and December 31, 2021, uninsured cash balances totaled approximately $30,100,000 and $35,200,000, respectively.

Recently Adopted Accounting Pronouncements - Beginning January 1, 2021, management adopted Accounting Standards Update (“ASU”) 2020-06 using the modified retrospective method. ASU 2020-06 simplifies entities’ accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature (BCF) models outlined in ASC 470-20. Under ASU 2020-06, convertible instruments that would have previously been subject to the BCF or cash conversion guidance no longer require separate accounting for the conversion feature.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported in the Condensed Consolidated Balance sheets for other current financial assets and liabilities approximate fair value because of their short-term nature.

3. STOCKHOLDERS’ EQUITY

Authorized Share Increase

At a special meeting held on February 25, 2021, the Company’s stockholders approved the amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the authorized common stock from 80,000,000 shares to 160,000,000 shares.

Equity Distribution Agreement

On August 11, 2020, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”). Pursuant to the Sales Agreement, the Company may offer and sell from time to time through the Sales Agent, up to $14.5 million of shares of the Company’s common stock, par value $0.00001 per share (the “ATM Shares”). The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of the ATM Shares pursuant to the terms of the Sales Agreement. The offering of the ATM Shares pursuant to the Sales Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the Sales Agreement, or (ii) the termination of the Sales Agreement by the Company or the Sales Agent. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes, including working capital.

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

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. These preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $1.35 (or 10,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares were only convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the three months ended March 31, 2021, 574.0736 shares of our Series D convertible preferred stock were converted into 5,740,736 share of common stock at the established conversion rate. During the three months ended June 30, 2021, 250 shares of our Series D convertible preferred stock were converted into 2,500,000 of common stock. During the three months ended September 30, 2021, 583.33 shares of our Series D convertible preferred stock were converted into 5,833,333 shares of common stock. There were no preferred stock conversions for the three months ended December 31, 2021, or the three months ended March 31, 2022.

The net proceeds of the December public offering and private placement to the Company, after deducting underwriting discounts and commissions, placement agency fees, and estimated offering expenses payable by the Company, were approximately $41.4 million.

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

In accordance with the concept of ASC 820 regarding the December 2020 public offering, the Company allocated the value of the proceeds to the common stock and preferred stock utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on December 28, 2020, the Company computed the fair value of the shares sold. The fair value of the preferred stock was estimated on a relative fair value basis. This valuation did not impact the total increase to Stockholders’ Equity of $45.0 million, but is an internal, proportionate calculation allocating gross proceeds of approximately $24.5 million to common stock and $20.5 million to preferred stock.

June 2020 Public Offering

On June 5, 2020, the Company issued and sold 14,601,628 shares of common stock, 2,789,700 pre-funded warrants exercisable for one share of our common stock at an exercise price of $0.00001 per share and 8,695,664 Series H warrants to purchase 8,695,664 shares of common stock. The public offering price of a share of common stock together with one-half of a Series H warrant to purchase one share of common stock was $1.15. The public offering price of a pre-funded warrant together with one-half of a Series H Warrant was $1.1499. The Series H warrants have an exercise price of $1.2075 per share and are exercisable for five years from the date of issuance. As of March 31, 2022, all 2,789,700 pre-funded warrants have been exercised, and a total of 1,487,695 Series H warrants have been exercised.

In accordance with the concept of ASC 820 regarding the June 2020 public offering, the Company allocated value of the proceeds to the common stock and warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on June 5, 2020, the Company computed the fair value of the shares sold. The fair value of the warrants was estimated using the Black-Scholes option-pricing model at that same date. This valuation did not impact the total increase to Stockholders’ Equity of $20.0 million, but is an internal, proportionate calculation allocating gross proceeds of approximately $12.1 million to common stock and $7.9 million to warrants.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2022:

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

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021 authorizing an aggregate of 6,000,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and three years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan. As of March 31, 2022, there are an aggregate of 1,605,449 shares available for future grants under the 2021 Plan.

During the three-month period ended March 31, 2022 and 2021, options granted were 2,778,500 and 208,500, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended
	March 31,
	2022	2021

Employee and director stock option grants:
Research and development	$41,928	$29,395
General and administrative	261,877	95,169
Total stock-based compensation	$303,805	$124,564

On March 4, 2021, we granted 2,810,000 contingent non-statutory stock option awards at an exercise price of $1.74 per share to our employees. Each of these grants was contingent on approval of the 2021 Plan that was voted on and approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2021. In accordance with the timing of the stockholder approval, the Company recognized the compensation expense of the contingent non-statutory stock option awards issued in March 2021 beginning in June 2021 and continuing through the remaining vesting period.

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

Exercise prices for all grants made during the three months ended March 31, 2022 and March 31, 2021 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

			Weighted
	Number of		Average
	Shares Issuable		Remaining
	Upon Exercise	Weighted	Contracted	Aggregate
	of Outstanding	Average	Term in	Intrinsic
	Options	Exercise Price	Years	Value
Outstanding at December 31, 2021	4,238,200	$2.27		$—
Granted	2,778,500	$0.55
Forfeited	(952,000)	$1.86
Outstanding at March 31, 2022	6,064,700	$1.64	9.03	$338,910

Exercisable March 31, 2022	1,555,630	$3.33	7.94	$—
Unvested, March 31, 2022	4,509,070	$1.05	9.41	$338,910

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2022, there was approximately $2,800,400 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $1,092,300, $1,193,600, $489,500, and $25,000 during 2022, 2023, 2024, and 2025 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2022 was $2.43 and $0.68, respectively. As of March 31, 2021, vested and unvested options were $5.84 and $1.38, respectively.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2022 or 2021 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share for the three months ended March 31, 2022 and March 31, 2021 is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2022 and March 31, 2021, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended
	March 31,
	2022	2021
Warrants	15,633,825	16,450,946
Preferred shares as convertible into common stock	1,111,111	9,444,444
Stock options	6,064,700	1,392,964
Total potentially dilutive shares	22,809,636	27,288,354

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

Under the HQ Lease, the Company will pay monthly fixed rent based on approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and lease liability are approximately $183,000 and ($269,000), respectively, as of March 31, 2022 and rental expense for the three months ended March 31, 2022 is approximately $28,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2022:

Years ending December 31,
Remainder of 2022	$119,000
2023	161,000
2024	13,000
Total undiscounted lease payments	293,000
Less: Imputed interest	(24,000)
Present value of lease liabilities	$269,000

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The U.S. Food and Drug Administration (FDA) granted iopofosine Fast Track Designation for lymphoplasmacytic lymphoma (LPL) and WM patients having received two or more prior treatment regimens, as well as relapsed or refractory (r/r) multiple myeloma (MM) and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted ODD for r/r MM and WM.

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

In June 2020, the European Medicines Agency (EMA) granted us Small and Medium-Sized Enterprise (SME) status by the EMA’s Micro, Small and Medium-sized Enterprise office. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre- and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r MM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial due to medical problems that may not be related to clinical trial treatments. Adverse events across all studies include fatigue (39%) and cytopenias, specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (56%), and lymphopenia (34%). Fatalities due to infection have occurred in patients treated with iopofosine.

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

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The CLOVER-1 Phase 2B study, where iopofosine remains under further evaluation in late treatment line highly refractory MM patients, is ongoing.

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

In December 2014, the FDA granted ODD for iopofosine for the treatment of MM. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. In May 2019, the FDA granted Fast Track designation for iopofosine for the treatment of MM and in July 2019 for the treatment of DLBCL. In September 2019 iopofosine received ODD from the European Union for MM. In December 2019, the FDA and the European Union each granted ODD for iopofosine for the treatment of LPL/WM. The FDA granted Fast Track designation for iopofosine for the treatment of r/r LPL and WM in May 2020.

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

CLOVER-WaM: Phase 2 Study Pivotal Study in: Patients with r/r Waldenstrom’s Macroglobulinemia

In January 2021, we announced that a Type C guidance meeting with the FDA was conducted in September 2020. The results of that guidance meeting provided Cellectar with an agreed upon path for conducting the CLOVER-WaM study; a single arm, pivotal study in WM patients that have received standard of care first line therapy and either failed or had a suboptimal response to BTKi therapy. We believe this design is in alignment with the feedback received from the FDA during the guidance meeting held in September 2020. The FDA agreed with the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients, and requested that we submit a revised protocol. Based upon this agreement, a revised protocol was submitted and the pivotal study was initiated. WM is a rare, indolent and incurable form of non-Hodgkin’s lymphoma (NHL) that is composed of a patient population in need of new and better treatment options.

The study is expected to enroll 50 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of iopofosine over two cycles (cycle one days 1, 15, and cycle two days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. An independent data monitoring committee (IDMC) will perform an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experience a Clinically Significant Toxicity (CST) then the dose will be reduced to 12.5 mCi/m2. The assessment will occur patient by patient and will conclude after the tenth patient is evaluated; there is no planned study stoppage. The trial has been initiated at select US and international cancer centers and sites. In April 2022, we announced that an independent data monitoring committee (DMC) has completed its planned futility/efficacy assessment of the study and unanimously recommended continuation of the trial as planned.

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

The study’s primary endpoint is clinical benefit response (CBR), with secondary endpoints of overall response rate (ORR), progression free survival (PFS), time to next treatment (TtNT), median Overall Survival (mOS), duration of response (DOR) and other markers of efficacy following patients receiving one of three TBDs of iopofosine (<50mCi, ~50mCi and >60mCi), with the option for a second cycle approximately 75-180 days later. Dosages were provided either as a single bolus or fractionated (the assigned dose level split into two doses) given day 1 and day 15. Over the course of the study the dosing regimen of iopofosine advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2). Adverse events occurring in at least 25% of subjects were fatigue (39%) and cytopenias, specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (51%), and lymphopenia (25%). Serious adverse events occurring in greater than 5% of subjects were restricted to thrombocytopenia (9%) and febrile neutropenia (7.5%).

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

Phase 2A: Patients with r/r non-Hodgkin’s lymphoma Cohort

In February 2020, we announced positive data from our Phase 2a CLOVER-1 study in patients with r/r NHL patients were treated with three different doses (<50mCi, ~50mCi and >60mCi TBD. Patients in the r/r NHL cohort received TBD of either ≥ 60 mCi or < 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Patients with r/r NHL who received <60mCi TBD and the >60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a CR, which continues at nearly 24 months post-treatment. The ORR for CLL/SLL and MZL patients was 33%.

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

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study indicate that iopofosine was tolerated up to a TBD of approximately 95mCi in r/r MM. The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of iopofosine administered in an up to 30-minute I.V. infusion, either as a single bolus dose or as fractionated doses. The r/r MM patients in this study received single cycle doses ranging from approximately 20mCi to 95mCi TBD. An IDMC assessed the safety of all doses used with patients and deemed them to be safe.

Iopofosine in combination with dexamethasone was under investigation in adult patients with r/r MM. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study was a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancer. Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (FLC), PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. An IDMC assessed the safety of iopofosine up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a TBD of ~63 mCi. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2 (~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four were assessed as achieving stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five were assessed as achieving stable disease; however, one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort, and all were assessed as achieving stable disease. In September 2017, we announced safety and tolerability data for cohort 4, in which patients were treated with a single infusion up to 30-minutes of 31.25mCi/m2 of iopofosine, which was tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

Cohort 5 and cohort 6 received fractionated dosing of 31.25 mCi/m2(~62.5mCi TBD) and 37.5 mCi/m2 (~75mCi TBD), each administered on day 1 and on day 8. Following the determination that all prior dosing cohorts were tolerated, we initiated a cohort 7 utilizing a 40mCi/m2 (~95mCi TBD) fractionated dose administered 20mCi/m2 (~40mCi TBD) on days 1 and day 8. Cohort 7 was the highest pre-planned dose cohort and subjects have completed the evaluation period. The study completed enrollment and the final clinical study report is expected in the first half of 2022. Adverse events occurring in at least 25% of subjects were fatigue (26%) and cytopenias, specifically, thrombocytopenia (90%), anemia (65%), neutropenia (55%), leukopenia (61%), and lymphopenia (58%). Serious adverse events occurring in greater than 2 subjects were restricted to febrile neutropenia n=3 (9.7%).

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

In December 2021, we presented data from 11 MM patients from our ongoing Phase 2 CLOVER-1 study in a poster at the American Society of Hematology (ASH) Annual Meeting and Exposition. The MM patients were at least triple class refractory (defined as refractory to an immunomodulatory agent, proteasome inhibitor and monoclonal antibody) with data current as of the end of May 2021. Patients had a median of greater than 7 prior therapies with 50% classified as high risk. Initial results in these patients showed an ORR of 45.5%, a CBR of 72.7% and a disease control rate (DCR) of 100%. Median PFS was 3.4 months. In a subset of 5 quad/penta drug refractory patients, efficacy increased, demonstrating an ORR of 80% and CBR of 100% in this highly treatment refractory group. The most commonly observed treatment emergent adverse events were cytopenias that included Grade 3 or 4 thrombocytopenia (62.5%), anemia (62.5%), neutropenia (62.5%) and decreased white blood cell count (50%). Treatment emergent adverse events were mostly limited to bone marrow suppression in line with prior observations. No patients experienced a treatment emergent adverse event of neuropathy, arrythmia, cardiovascular event, bleeding, ocular toxicities, renal function, alterations in liver enzymes, or infusion-site reactions or adverse events.

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

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, an DMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The IDMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over 5 months of PFS. In November 2020, we announced clinical data providing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that the data show disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 study in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S.. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than 2 subjects.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant of $12,000,000 from the NCI and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining iopofosine and external beam radiation treatment (EBRT) with recurrent HNC in the fourth quarter of 2019. UWCCC has completed the part A portion of a safety and tolerability study of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory HNC. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with HNC typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 – 3 Gy daily doses over a 6-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the study will further assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients. Adverse events occurring in at least 25% of subjects were fatigue (46%) and cytopenias, specifically, thrombocytopenia (69%), anemia (77%), neutropenia (54%), leukopenia (69%), and lymphopenia (62%). There were no serious adverse events occurring in more than 2 subjects.

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

Three Months Ended March 31, 2022 and 2021

Research and Development. Research and development expense for the three months ended March 31, 2022 was approximately $3,887,000, compared to approximately $4,633,000 for the three months ended March 31, 2021.

The following table is a summary comparison of approximate research and development costs for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31,
	2022	2021	Variance
Clinical project costs	$1,452,000	$2,987,000	$(1,535,000)
Manufacturing and related costs	1,090,000	506,000	584,000
Pre-clinical project costs	60,000	8,000	52,000
General research and development costs	1,285,000	1,132,000	153,000
	$3,887,000	$4,633,000	$(746,000)

The overall decrease in research and development expense of approximately $746,000, or 16%, was primarily a result of reduced clinical project costs of approximately $1,535,000, driven by the timing of the activities related to our pivotal trial, which were partially offset by an increase in manufacturing and related costs related to production sourcing, general research and development costs due to an increase in personnel, and pre-clinical project costs.

General and administrative. General and administrative expense for the three months ended March 31, 2022 was approximately $2,253,000, compared to approximately $1,726,000 for the same period in 2021. The overall increase in general and administrative expense of $527,000, or 31%, was primarily driven by increased professional fees and personnel costs, including stock-based compensation expense and travel.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of approximately $30,634,000, compared to approximately $35,704,000 as of December 31, 2021. This decrease was due to our ongoing investment in clinical trials and pre-clinical research and development, and general and administrative expenses. Net cash used in operating activities during the three months ended March 31, 2022 was approximately $5,040,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of March 31, 2022, we had an accumulated deficit of approximately $157,038,000.

We believe that our cash balance is adequate to fund our basic budgeted operations for at least 12 months from the filing of these financial statements. However, our future results of operations involve significant risks and uncertainties. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2022, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2022, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 21, 2022 pursuant to Section 13 or 15(d) of the Exchange Act (the “2021 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 . Default Upon Senior Securities

None.

Item 4 . Mine Safety Disclosures

Not applicable.

Item 5 . Other Information

None.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Filedwith this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Correction of Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	X

4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 10, 2022	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer