Form 10-Q
period 2022-06-30
Cellectar Biosciences, Inc.
filed 2022-08-05
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 6,110,123 shares of common stock, $0.00001 par value per share, as of August 2, 2022.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to recruit patients for clinical studies, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans for iopofosine I 131 (also known as CLR 131), CLR 1900 series, CLR 2000 series and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;
●	any disruptions at our sole supplier of iopofosine;
●	our ability to pursue strategic alternatives;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as the COVID-19 pandemic, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,805,565	$35,703,975
Prepaid expenses and other current assets	479,668	867,485
Total current assets	25,285,233	36,571,460
Fixed assets, net	364,838	344,491
Right-of-use asset, net	161,111	204,644
Long-term and other assets	81,214	81,214
TOTAL ASSETS	$25,892,396	$37,201,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,462,267	$3,854,914
Lease liability	143,843	135,449
Total current liabilities	5,606,110	3,990,363
Long-term lease liability, net of current portion	92,214	166,292
TOTAL LIABILITIES	5,698,324	4,156,655
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series D preferred stock: 111 issued and outstanding as of June 30, 2022 and December 31, 2021	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 6,110,123 and 6,110,125 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	61	61
Additional paid-in capital	183,284,617	182,560,859
Accumulated deficit	(164,472,629)	(150,897,789)
Total stockholders’ equity	20,194,072	33,045,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,892,396	$37,201,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
COSTS AND EXPENSES:
Research and development	$4,498,657	$4,627,636	$8,385,656	$9,260,830
General and administrative	2,936,867	1,401,053	5,190,095	3,127,391
Total costs and expenses	7,435,524	6,028,689	13,575,751	12,388,221

LOSS FROM OPERATIONS	(7,435,524)	(6,028,689)	(13,575,751)	(12,388,221)

OTHER INCOME:
Interest income, net	481	659	911	3,021
Total other income	481	659	911	3,021
NET LOSS	$(7,435,043)	$(6,028,030)	$(13,574,840)	$(12,385,200)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.22)	$(1.14)	$(2.22)	$(2.45)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	6,110,124	5,276,380	6,110,125	5,046,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	4,544,272	$45	$161,534,062	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	124,564	—	124,564
Conversion of preferred shares for common shares	(789)	(8,288,652)	627,823	6	8,288,646	—	—
Exercise of warrants for common shares	—	—	100,532	1	1,213,923	—	1,213,924
Net loss	—	—	—	—	—	(6,357,170)	(6,357,170)
BALANCE AT MARCH 31, 2021	945	$11,747,197	5,272,627	$52	$171,161,195	$(133,132,597)	$49,775,847
Stock-based compensation	—	—	—	—	200,617	—	200,617
Conversion of preferred shares for common shares	(250)	(3,109,552)	250,000	3	3,109,549	—	—
Issuance of common stock, net of issuance costs	—	—	4,169	—	34,873	—	34,873
Retired shares	—	—	(3)	—	—	—	—
Net loss	—	—	—	—	—	(6,028,030)	(6,028,030)
BALANCE AT JUNE 30, 2021	695	$8,637,645	5,526,793	$55	$174,506,234	$(139,160,627)	$43,983,307
BALANCE AT DECEMBER 31, 2021	111	$1,382,023	6,110,126	$61	$182,560,859	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	303,805	—	303,805
Retired shares	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	(6,139,797)	(6,139,797)
BALANCE AT MARCH 31, 2022	111	$1,382,023	6,110,125	$61	$182,864,664	$(157,037,586)	$27,209,162
Stock-based compensation	—	—	—	—	419,953	—	419,953
Retired shares	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(7,435,043)	(7,435,043)
BALANCE AT JUNE 30, 2022	111	$1,382,023	6,110,123	$61	$183,284,617	$(164,472,629)	$20,194,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,574,840)	$(12,385,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,316	73,835
Stock-based compensation expense	723,758	325,181
Noncash lease expense	43,533	37,372
Loss on disposal of fixed assets	3,386	2,938
Changes in:
Prepaid expenses and other current assets	387,817	427,403
Lease liability	(65,684)	(58,110)
Accounts payable and accrued liabilities	1,607,353	(52,180)
Cash used in operating activities	(10,797,361)	(11,628,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(101,049)	(7,559)
Cash used in investing activities	(101,049)	(7,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting issuance costs	—	34,874
Proceeds from exercise of warrants	—	1,213,924
Cash provided by financing activities	—	1,248,798
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,898,410)	(10,387,522)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	57,165,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,805,565	$46,777,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$—	$11,398,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDC™) delivery platform designed to specifically target cancer cells and to deliver improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $164,473,000 as of June 30, 2022. During the six months ended June 30, 2022, the Company generated a net loss of approximately $13,575,000 and expects that it will continue to generate operating losses for the foreseeable future. The Company believes that its cash balance as of June 30, 2022 is adequate to fund its basic budgeted operations into the third quarter of 2023. The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or other source of capital. The Company plans to continue to actively pursue financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from our audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2022, and the Condensed Consolidated Statements of Operations, the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2022 and consolidated results of its operations and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of future results.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the six months ended June 30, 2022.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2022 and December 31, 2021 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2022, and December 31, 2021, uninsured cash balances totaled approximately $24,300,000 and $35,200,000, respectively.

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

3. STOCKHOLDERS’ EQUITY

2022 Reverse Stock Split

At the annual stockholders’ meeting held on June 24, 2022, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1-for-5 to 1-for-10 in order to satisfy requirements for the continued listing of the Company’s common stock on Nasdaq. The board of directors authorized the 1-for-10 ratio of the reverse split on June 27, 2022, and effective at the close of business on July 21, 2022, the Company’s certificate of incorporation was amended to effect a 1-for-10 reverse split of the Company’s common stock (the “Reverse Stock Split”). The accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Authorized Share Increase

At a special meeting held on February 25, 2021, the Company’s stockholders approved the amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the authorized common stock from 80,000,000 shares to 160,000,000 shares. The Reverse Stock Split did not change the amount of authorized common stock.

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

In June 2021, the Company issued and sold an aggregate of 4,169 ATM Shares pursuant to the Sales Agreement and received gross proceeds of approximately $69,000 and net proceeds of $35,000 after deducting commissions to the Sales Agent and other offering expenses.

December 2020 Public Offering and Private Placement

On December 23, 2020, the Company issued and sold 1,814,813 shares of common stock, par value $0.00001 per share, at a public offering price of $13.50 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses.

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. These preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $13.50 (or 1,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares were only convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the three months ended March 31, 2021, 574.0736 shares of our Series D convertible preferred stock were converted into 574,073 shares of common stock at the established conversion rate. During the three months ended June 30, 2021, 250 shares of our Series D convertible preferred stock were converted into 250,000 of common stock. During the three months ended September 30, 2021, 583.33 shares of our Series D convertible preferred stock were converted into 583,333 shares of common stock. There were no preferred stock conversions in the three months ended December 31, 2021, or the six months ended June 30, 2022.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2022:

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
June 2020 Series H Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Warrants	201,800	$24.00	May 20, 2024
July 2018 Series E Warrants	414,000	$40.00	July 31, 2023
October 2017 Series D Warrants	31,085	$178.00	October 14, 2024
Total	1,563,381

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

Increase in 2021 Stock Incentive Plan

At the 2022 annual meeting of stockholders held on June 24, 2022, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2021 Stock Incentive Plan by 500,000 shares.

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021 authorizing an aggregate of 600,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and three years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan. As of June 30, 2022, there are an aggregate of 609,689 shares available for future grants under the 2021 Plan.

During the six-month periods ended June 30, 2022 and 2021, options granted were 340,250 and 351,750, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Employee and director stock option grants:
Research and development	$44,499	$41,400	$86,427	$70,795
General and administrative	375,454	159,217	637,331	254,386
Total stock-based compensation	$419,953	$200,617	$723,758	$325,181

On March 4, 2021, we granted 281,000 contingent non-statutory stock option awards at an exercise price of $17.40 per share to our employees. Each of these grants was contingent on approval of the 2021 Plan that was voted on and approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2021. In accordance with the timing of the stockholder approval, the Company recognized the compensation expense of the contingent non-statutory stock option awards issued in March 2021 beginning in June 2021 and continuing through the remaining vesting period.

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

Exercise prices for all grants made during the six months ended June 30, 2022 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

			Weighted
	Number of		Average
	Shares Issuable		Remaining
	Upon Exercise	Weighted	Contracted	Aggregate
	of Outstanding	Average	Term in	Intrinsic
	Options	Exercise Price	Years	Value
Outstanding at December 31, 2021	423,820	$22.70		$—
Granted	277,850	$5.50
Forfeited	(95,200)	$18.60
Outstanding at March 31, 2022	606,470	$16.40	9.03	$—
Granted	62,400	$4.69
Forfeited	(11,553)	$9.09
Outstanding at June 30, 2022	657,317	$15.39	8.84	$—

Exercisable, June 30, 2022	202,264	$28.37	7.85	$—
Unvested, June 30, 2022	455,053	$9.62	9.28	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of June 30, 2022, there was approximately $1,342,200 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $380,700, $548,700, $380,900, and $31,900 during 2022, 2023, 2024, and 2025, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2022 was $20.70 and $6.20, respectively. As of June 30, 2021, the weighted-average grant-date fair value of vested and unvested options were $42.40 and $9.20, respectively.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2022 or 2021 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share for the six months ended June 30, 2022 and June 30, 2021 is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for the six months ended June 30, 2022 and June 30, 2021, the inclusion of common stock equivalents in the computation for that period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Six Months Ended
	June 30,
	2022	2021
Warrants	1,563,381	1,607,961
Preferred shares as convertible into common stock	111,111	694,444
Stock options	657,317	470,178
Total potentially dilutive shares	2,331,809	2,772,583

7. COMMITMENTS AND CONTINGENCIES

Real Property Leases

Florham Park, New Jersey

On June 4, 2018, the Company entered into an Agreement of Lease for 3,893 square feet for its corporate headquarters in Borough of Florham Park, New Jersey (the “HQ Lease”). The HQ Lease commencement date was October 2018 and terminates in February 2024. The Company has an option to extend the term of the HQ Lease for one additional 60-month period.

Under the terms of the HQ Lease, the Company paid a security deposit of $75,000 and the aggregate rent due over the term of the HQ Lease is approximately $828,000, which will be reduced to approximately $783,000 after certain rent abatements. The Company is required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After certain rent abatements the rent is approximately $12,500 per month for the first year and then escalates thereafter by 2% per year until the termination date.

Madison, Wisconsin

The Company presently rents office space in Madison for approximately $3,000 per month under an agreement that expires on October 31, 2022.

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

Under the HQ Lease, the Company will pay a fixed rent amount monthly based on an approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and lease liability are approximately $161,000 and ($236,000), respectively, as of June 30, 2022 and rental expense for the six months ended June 30, 2022 was approximately $57,000.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2022:

Years ending December 31,
Remainder of 2022	$79,000
2023	161,000
2024	14,000
Total undiscounted lease payments	254,000
Less: Imputed interest	(18,000)
Present value of lease liabilities	$236,000

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

The COVID-19 pandemic, including variants thereof, has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes. While we have commenced dosing in our CLOVER-WaM pivotal clinical study of iopofosine in Waldenstrom’s macroglobulinemia (WM), we have experienced material delays in patient recruitment and enrollment as a result of continued resourcing issues related to COVID-19 at study sites and potentially resulting from concerns among patients about participating in clinical studies during a public health emergency. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our CLOVER-WaM pivotal clinical study or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic and whether it may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing studies and the incurrence of unforeseen costs as a result of disruptions in clinical supply of iopofosine or preclinical study or clinical study delays and our ability to obtain additional financing. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the U.S., Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the U.S., Canada and other countries to contain and treat the disease. In October 2021 we announced that we are collaborating with BBK Worldwide to provide new concierge services for patients participating in our clinical studies. These services are designed to improve patients’ and their caregivers’ access to high quality care and innovative treatments for their cancer.

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

In June 2020, we were granted Small and Medium-Sized Enterprise (SME) status by the the European Medicines Agency’s (EMA) Micro, Small and Medium-sized Enterprise office. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre- and post-authorization regulatory filings, including orphan drug and PRIME (PRIority MEdicines) designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

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

The CLOVER-WaM pivotal Phase 2b study is enrolling WM patients that have failed or had a suboptimal response to a BTKi therapy after receiving first line standard of care. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM, and to determine maximum tolerated dose (MTD), and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the second half of 2022. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

The study is expected to enroll 50 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of iopofosine over two cycles (cycle one days 1, 15, and cycle two days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. In April 2022, we announced that an independent data monitoring committee (DMC) performed an interim safety and futility evaluation on the first 10 patients enrolled and unanimously recommended continuation of the trial as planned.

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

Phase 2a: Patients with r/r non-Hodgkin’s lymphoma Cohort

In February 2020, we announced positive data from our Phase 2a CLOVER-1 study in patients with r/r NHL. These patients were treated with three different doses (<50mCi, ~50mCi and >60mCi TBD. Patients in the r/r NHL cohort received TBD of either ≥ 60 mCi or < 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Patients with r/r NHL who received <60mCi TBD and the >60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. Patients with DLBCL demonstrated a 30% ORR with one patient achieving a CR, which continues at nearly 24 months post-treatment. The ORR for CLL/SLL and MZL patients was 33%.

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

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, we announced the successful completion of our Phase 1 dose escalation study. Data from the study indicate that iopofosine was tolerated up to a TBD of approximately 95mCi in r/r MM. The Phase 1 multicenter, open-label, dose-escalation study was designed to evaluate the safety and tolerability of iopofosine administered in an up to 30-minute I.V. infusion, either as a single bolus dose or as fractionated doses. The r/r MM patients in this study received single cycle doses ranging from approximately 20mCi to 95mCi TBD. An independent DMC assessed the safety of all doses used with patients and deemed them to be well tolerated.

Iopofosine in combination with dexamethasone was under investigation in adult patients with r/r MM. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study was a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a greater than or equal to 50% decrease in FLC levels (for patients in whom M protein is unmeasurable) or 50% or greater decrease in M protein. Multiple myeloma is an incurable cancer of the plasma cells and is the second most common form of hematologic cancer. Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, free light chain (FLC), PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. An independent DMC assessed the safety of iopofosine up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a TBD of ~63 mCi. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2 (~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four were assessed as achieving stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five were assessed as achieving stable disease; however, one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort, and all were assessed as achieving stable disease. In September 2017, we announced safety and tolerability data for cohort 4, in which patients were treated with a single infusion up to 30-minutes of 31.25mCi/m2 of iopofosine, which was tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

Cohort 5 and cohort 6 received fractionated dosing of 31.25 mCi/m2(~62.5mCi TBD) and 37.5 mCi/m2 (~75mCi TBD), each administered on day 1 and on day 8. Following the determination that all prior dosing cohorts were tolerated, we initiated a cohort 7 utilizing a 40mCi/m2 (~95mCi TBD) fractionated dose administered 20mCi/m2 (~40mCi TBD) on days 1 and day 8. Cohort 7 was the highest pre-planned dose cohort and subjects have completed the evaluation period. The study completed enrollment and the final clinical study report is expected in the second half of 2022. Adverse events occurring in at least 25% of subjects were fatigue (26%) and cytopenias, specifically, thrombocytopenia (90%), anemia (65%), neutropenia (55%), leukopenia (61%), and lymphopenia (58%). Serious adverse events occurring in greater than 2 subjects were restricted to febrile neutropenia n=3 (9.7%).

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

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, an DMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The independent DMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over 5 months of PFS. In November 2020, we announced clinical data providing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that the data show disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 study in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S.. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than 2 subjects.

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

Three Months Ended June 30, 2022 and 2021

Research and Development. Research and development expense for the three months ended June 30, 2022 was approximately $4,499,000, compared to approximately $4,628,000 for the three months ended June 30, 2021.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
	June 30,
	2022	2021*	Variance
Clinical project costs	$2,454,000	$3,620,000	$(1,166,000)
Manufacturing and related costs	1,353,000	651,000	702,000
Pre-clinical project costs	120,000	11,000	109,000
General research and development costs	572,000	346,000	226,000
	$4,499,000	$4,628,000	$(129,000)

*Prior period amounts have been reclassified to conform with current period presentation.

The overall decrease in research and development expense of approximately $129,000, or 3%, was primarily a result of reduced clinical project costs of approximately $1,166,000, driven by the timing of the activities related to our pivotal trial, which were partially offset by an increase in manufacturing and related costs related to production sourcing, general research and development costs due to an increase in personnel, and pre-clinical project costs.

General and administrative. General and administrative expense for the three months ended June 30, 2022 was approximately $2,937,000, compared to approximately $1,401,000 for the same period in 2021. The overall increase in general and administrative expense of $1,536,000, or 110%, was primarily driven by increased professional fees and personnel costs, including stock-based compensation expense and travel.

Six Months Ended June 30, 2022 and 2021

Research and Development. Research and development expense for the six months ended June 30, 2022 was approximately $8,385,000, compared to approximately $9,261,000 for the six months ended June 30, 2021.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30,
	2022	2021*	Variance
Clinical project costs	$3,916,000	$7,291,000	$(3,375,000)
Manufacturing and related costs	2,268,000	1,157,000	1,111,000
Pre-clinical project costs	180,000	19,000	161,000
General research and development costs	2,022,000	794,000	1,228,000
	$8,386,000	$9,261,000	$(875,000)

*Prior period amounts have been reclassified to conform with current period presentation.

The overall decrease in research and development expense of approximately $875,000, or 9%, was primarily a result of reduced clinical project costs of approximately $3,375,000, driven by the timing of the activities related to our pivotal trial, which were partially offset by an increase in manufacturing and related costs related to production sourcing, general research and development costs due to an increase in personnel, and pre-clinical project costs.

General and administrative. General and administrative expense for the six months ended June 30, 2022 was approximately $5,190,000, compared to approximately $3,127,000 for the same period in 2021. The overall increase in general and administrative expense of $2,828,000, or 66%, was primarily driven by increased professional fees and personnel costs, including stock-based compensation expense and travel.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of approximately $24,806,000, compared to approximately $35,704,000 as of December 31, 2021. This decrease was due to our ongoing investment in clinical trials and pre-clinical research and development, and general and administrative expenses. Net cash used in operating activities during the six months ended June 30, 2022 was approximately $10,797,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of June 30, 2022, we had an accumulated deficit of approximately $164,473, 000.

We believe that our cash balance is adequate to fund our basic budgeted operations into the third quarter of 2023. However, our future results of operations involve significant risks and uncertainties. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2022, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2022, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Filedwith this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Cellectar Biosciences, Inc.		8-K	July 21, 2022	3.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 5, 2022	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer