Form 10-Q
period 2022-09-30
Cellectar Biosciences, Inc.
filed 2022-11-03
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,385,272 shares of common stock, $0.00001 par value per share, as of October 31, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,785,322	$35,703,975
Prepaid expenses and other current assets	975,936	867,485
Total current assets	18,761,258	36,571,460
Fixed assets, net	338,944	344,491
Right-of-use asset, net	138,097	204,644
Long-term and other assets	81,214	81,214
TOTAL ASSETS	$19,319,513	$37,201,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,367,035	$3,854,914
Lease liability	148,200	135,449
Total current liabilities	6,515,235	3,990,363
Long-term lease liability, net of current portion	53,769	166,292
TOTAL LIABILITIES	6,569,004	4,156,655
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series D preferred stock: 111 shares issued and outstanding	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized; 6,110,119 and 6,110,125 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	61	61
Additional paid-in capital	183,652,376	182,560,859
Accumulated deficit	(172,283,951)	(150,897,789)
Total stockholders’ equity	12,750,509	33,045,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,319,513	$37,201,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
COSTS AND EXPENSES:
Research and development	$5,380,190	$3,937,464	$13,765,846	$13,198,294
General and administrative	2,435,296	1,882,190	7,625,391	5,009,581
Total costs and expenses	7,815,486	5,819,654	21,391,237	18,207,875

LOSS FROM OPERATIONS	(7,815,486)	(5,819,654)	(21,391,237)	(18,207,875)

OTHER INCOME:
Interest income, net	4,164	590	5,075	3,611
Total other income	4,164	590	5,075	3,611
NET LOSS	$(7,811,322)	$(5,819,064)	$(21,386,162)	$(18,204,264)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.28)	$(0.97)	$(3.50)	$(3.39)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	6,110,119	5,986,837	6,110,123	5,363,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	4,544,272	$45	$161,534,062	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	124,564	—	124,564
Conversion of preferred shares for common shares	(789)	(8,288,652)	627,823	6	8,288,646	—	—
Exercise of warrants for common shares	—	—	100,532	1	1,213,923	—	1,213,924
Net loss	—	—	—	—	—	(6,357,170)	(6,357,170)
BALANCE AT MARCH 31, 2021	945	$11,747,197	5,272,627	$52	$171,161,195	$(133,132,597)	$49,775,847
Stock-based compensation	—	—	—	—	200,617	—	200,617
Conversion of preferred shares for common shares	(250)	(3,109,552)	250,000	3	3,109,549	—	—
Issuance of common stock, net of issuance costs	—	—	4,169	—	34,873	—	34,873
Retired shares	—	—	(3)	—	—	—	—
Net loss	—	—	—	—	—	(6,028,030)	(6,028,030)
BALANCE AT JUNE 30, 2021	695	$8,637,645	5,526,793	$55	$174,506,234	$(139,160,627)	$43,983,307
Stock-based compensation	—	—	—	—	421,161	—	421,161
Conversion of preferred shares for common shares	(584)	(7,255,622)	583,333	6	7,255,616	—	—
Net loss	—	—	—	—	—	(5,819,064)	(5,819,064)
BALANCE AT SEPTEMBER 30, 2021	111	$1,382,023	6,110,126	$61	$182,183,011	$(144,979,691)	$38,585,404
BALANCE AT DECEMBER 31, 2021	111	$1,382,023	6,110,126	$61	$182,560,859	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	303,805	—	303,805
Retired shares	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	(6,139,797)	(6,139,797)
BALANCE AT MARCH 31, 2022	111	$1,382,023	6,110,125	$61	$182,864,664	$(157,037,586)	$27,209,162
Stock-based compensation	—	—	—	—	419,953	—	419,953
Retired shares	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(7,435,043)	(7,435,043)
BALANCE AT JUNE 30, 2022	111	$1,382,023	6,110,123	$61	$183,284,617	$(164,472,629)	$20,194,072
Stock-based compensation	—	—	—	—	367,759	—	367,759
Retired shares	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(7,811,322)	(7,811,322)
BALANCE AT SEPTEMBER 30, 2022	111	$1,382,023	6,110,119	$61	$183,652,376	$(172,283,951)	$12,750,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,386,162)	$(18,204,264)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	110,276	110,624
Stock-based compensation expense	1,091,517	746,342
Noncash lease expense	66,547	57,160
Loss on disposal of fixed assets	3,386	2,938
Changes in:
Prepaid expenses and other current assets	(108,451)	(273,650)
Lease liability	(99,772)	(88,268)
Accounts payable and accrued liabilities	2,512,121	(408,708)
Cash used in operating activities	(17,810,538)	(18,057,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(108,115)	(11,622)
Cash used in investing activities	(108,115)	(11,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	34,874
Proceeds from exercise of warrants	—	1,213,924
Cash provided by financing activities	—	1,248,798
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,918,653)	(16,820,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	57,165,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,785,322	$40,344,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$—	$18,653,826

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

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $172,284,000 as of September 30, 2022. During the nine months ended September 30, 2022, the Company generated a net loss of approximately $21,386,000 and expects that it will continue to generate operating losses for the foreseeable future. The Company believes that its cash balance as of September 30, 2022 is adequate to fund its basic budgeted operations into the fourth quarter of 2023.

After the third quarter ended, in October 2022, the Company completed a registered direct offering and concurrent private placement of shares of the Company’s common stock, prefunded warrants and common warrants. The offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.7 million after deducting estimated offering expenses (see Note 8). The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or other source of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from our audited financial statements. The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2022, and the Condensed Consolidated Statements of Operations, the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions, rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2022 and the consolidated results of its operations and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of future results.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the nine months ended September 30, 2022.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents and accounts payable approximate their fair value as a result of their short-term nature (see Note 2).

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2022 and December 31, 2021 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2022 and December 31, 2021, uninsured cash balances totaled approximately $17,300,000 and $35,200,000, respectively.

Recently Adopted Accounting Pronouncements — Beginning January 1, 2021, management adopted FASB Accounting Standards Update (“ASU”) 2020-06 using the modified retrospective method. ASU 2020-06 simplifies entities’ accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature (BCF) models outlined in ASC 470-20. Under ASU 2020-06, convertible instruments that would have previously been subject to the BCF or cash conversion guidance no longer require separate accounting for the conversion feature.

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

The ATM Shares issued under the Sales Agreement are offered pursuant to a registration statement on Form S-3, which was declared effective by the SEC on August 20, 2020 (see Note 8).

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

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. These preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $13.50 (or 1,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares were only convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the three months ended March 31, 2021, 574.0736 shares of our Series D convertible preferred stock were converted into 574,073 shares of common stock at the established conversion rate. During the three months ended June 30, 2021, 250 shares of our Series D convertible preferred stock were converted into 250,000 of common stock. During the three months ended September 30, 2021, 583.33 shares of our Series D convertible preferred stock were converted into 583,333 shares of common stock. There were no preferred stock conversions in the three months ended December 31, 2021, or the nine months ended September 30, 2022.

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

Common Stock Warrants

The following table summarizes information regarding outstanding warrants to purchase common stock as of September 30, 2022:

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

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021, with an initial authorization of an aggregate of 600,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and three years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan.

At the 2022 annual meeting of stockholders held on June 24, 2022, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2021 Stock Incentive Plan by 500,000 shares.

As of September 30, 2022, there are an aggregate of 612,742 shares available for future grants under the 2021 Plan.

During the nine-month periods ended September 30, 2022 and 2021, options granted were 340,250 and 353,750, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Employee and director stock option grants:
Research and development	$37,211	$62,655	$123,638	$133,450
General and administrative	330,548	358,506	967,879	612,892
Total stock-based compensation	$367,759	$421,161	$1,091,517	$746,342

On March 4, 2021, the Company granted 281,000 contingent non-statutory stock option awards at an exercise price of $17.40 per share to its employees. Each of these grants was contingent on approval of the 2021 Plan that was voted on and approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2021. In accordance with the timing of the stockholder approval, the Company recognized the compensation expense of the contingent non-statutory stock option awards issued in March 2021 beginning in June 2021 and continuing through the remaining vesting period.

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

Exercise prices for all grants made during the nine months ended September 30, 2022 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

			Weighted
	Number of		Average
	Shares Issuable		Remaining
	Upon Exercise	Weighted	Contracted	Aggregate
	of Outstanding	Average	Term in	Intrinsic
	Options	Exercise Price	Years	Value
Outstanding at December 31, 2021	423,820	$22.70		$—
Granted	277,850	$5.47
Forfeited	(95,200)	$12.78
Outstanding at March 31, 2022	606,470	$16.37	9.03	$—
Granted	62,400	$4.69
Forfeited	(11,543)	$9.09
Outstanding at June 30, 2022	657,327	$15.39	8.84	$—
Granted	—
Forfeited	(3,064)	$36.04
Outstanding at September 30, 2022	654,263	$15.29	8.63	$—

Exercisable, September 30, 2022	202,398	$28.00	7.73	$—
Unvested, September 30, 2022	451,865	$9.59	9.04	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of September 30, 2022, there was approximately $2,144,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $366,000, $1,244,900, $501,100, and $32,000 during 2022, 2023, 2024, and 2025, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding as of September 30, 2022 was $20.41 and $6.14, respectively. As of September 30, 2021, the weighted-average grant-date fair value of vested and unvested options was $42.40 and $9.20, respectively.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2022 or 2021, because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, preferred shares convertible into common stock and, pre-funded warrants. Since there is a net loss attributable to common stockholders for all periods presented, the inclusion of common stock equivalents in the computation for each period would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	As of September 30,
	2022	2021
Warrants	1,563,381	1,607,961
Preferred shares as convertible into common stock	111,111	694,444
Stock options	654,263	470,178
Total potentially dilutive shares	2,328,755	2,772,583

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

Under the HQ Lease, the Company will pay a fixed rent amount monthly based on an approximate rate per rentable square foot which ranges between approximately $12,400 to $13,600 over the lease period. In addition, the Company received certain rent abatements and lease incentives subject to the limitations in the HQ Lease. The HQ Lease’s net ROU asset and lease liability are approximately $138,000 and ($202,000), respectively, as of September 30, 2022 and rental expense for the nine months ended September 30, 2022 was approximately $85,000.

Discount Rate

The Company has determined the interest rate implicit in the lease considering factors such as Company’s credit rating, borrowing terms offered by the U.S. Small Business Administration, amount of lease payments, quality of collateral and alignment of the borrowing term and lease term. The Company considered 10% per annum as reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities at their inception.

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2022:

Years ending December 31,
Remainder of 2022	$40,000
2023	161,000
2024	14,000
Total undiscounted lease payments	215,000
Less: Imputed interest	(13,000)
Present value of lease liabilities	$202,000

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

8. SUBSEQUENT EVENT

On October 25, 2022, we completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and warrants to purchase an aggregate of 1,875,945 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.7 million after deducting estimated offering expenses.

In conjunction with this offering, the Company filed a prospectus supplement suspending the ATM program discussed in Note 3. The Company will not make any sales of its common stock pursuant to the Equity Distribution Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Equity Distribution Agreement remains in full force and effect.

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

The COVID-19 pandemic, including variants thereof, has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is difficult for us to accurately predict expected outcomes. While we have commenced dosing in our CLOVER-WaM pivotal clinical study of iopofosine in Waldenstrom’s macroglobulinemia (WM), we have experienced material delays in patient recruitment and enrollment as a result of continued resourcing issues related to COVID-19 at study sites and potentially resulting from concerns among patients about participating in clinical studies while COVID-19 continues to be a significant concern. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our CLOVER-WaM pivotal clinical study or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic and whether it may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing studies and the incurrence of unforeseen costs as a result of disruptions in clinical supply of iopofosine or preclinical study or clinical study delays and our ability to obtain additional financing. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the U.S., Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the U.S., Canada and other countries to contain and treat the disease. In October 2021 we announced that we are collaborating with BBK Worldwide to provide new concierge services for patients participating in our clinical studies. These services are designed to improve patients’ and their caregivers’ access to high quality care and innovative treatments for their cancer.

The U.S. Food and Drug Administration (FDA) granted iopofosine Fast Track Designation for lymphoplasmacytic lymphoma (LPL) and WM with patients having received two or more prior treatment regimens, as well as relapsed or refractory (r/r) multiple myeloma (MM) and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted ODD for r/r MM and WM.

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

Clinical Pipeline

Our lead PDC therapeutic, iopofosine I 131 (“iopofosine”), is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile and its unique mechanism of action differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2b study in r/r MM patients and r/r CNS lymphomas and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial due to medical problems that may not be related to clinical trial treatments. Adverse events across all studies include fatigue (39%) and cytopenias, specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (56%), and lymphopenia (34%). Patients in our clinical trials have developed infections (<4%) and in at least one instance led to a fatality possibly attributed to iopofosine.

The CLOVER-WaM pivotal Phase 2b study is enrolling WM patients that have failed or had a suboptimal response to a BTKi therapy after receiving first line standard of care. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients including triple, quad- and penta-class refractory patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM, and to determine maximum tolerated dose (MTD), and was initiated in April 2015. The study completed enrollment and the final clinical study report was completed during the third quarter 2022. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

CLOVER-WaM: Phase 2 Pivotal Study in: Patients with r/r Waldenstrom’s Macroglobulinemia

In January 2021, we announced that a Type C guidance meeting with the FDA was conducted in September 2020. The results of that guidance meeting provided Cellectar with an agreed upon path for conducting the CLOVER-WaM study; a single arm, pivotal study in WM patients that have received standard of care first line therapy and either failed or had a suboptimal response to BTKi therapy. We believe this design is in alignment with the feedback received from the FDA during the guidance meeting held in September 2020. The FDA agreed with our choice of dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients and requested that we submit a revised protocol. Based upon this agreement, a revised protocol was submitted and the pivotal study was initiated. WM is a rare, indolent and incurable form of non-Hodgkin’s lymphoma (NHL) that is composed of a patient population in need of new and better treatment options.

This Phase 2 pivotal portion of the study is expected to include 40 to 50 global sites and enroll 50 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of iopofosine over two cycles (cycle one: days 1, 15, and cycle two: days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. In April 2022, we announced that an independent data monitoring committee (DMC) performed an interim safety and futility evaluation on the first 10 patients enrolled and unanimously recommended continuation of the trial as planned.

CLOVER-1: Phase 2 Study in Select B-Cell Malignancies

In July 2016, we were awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of iopofosine. The funds partially supported the Phase 2 CLOVER-1 study which was initiated in March 2017 as an open-label study designed to determine the efficacy and safety of CLR 131 in select B-cell malignancies (multiple myeloma (MM), indolent chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL), lymphoplasmacytic lymphoma (LPL)/Waldenstrom’s macroglobulinemia (WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), DLBCL, and central nervous system lymphoma (CNSL) who have been previously treated with standard therapy for their underlying malignancy. As of March 2022, the study arms for CLL/SLL, LPL, MZL, MCL, and DLBCL are closed. Dosing of patients varied by disease state cohort and was measured in terms of TBD.

This Phase 2a portion of the study was conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The planned study enrollment was up to 80 patients.

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

Phase 2a Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Patients in the r/r WM cohort all received TBD of ≥ 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Current data from our Phase 2a CLOVER-1 clinical study show a 100% ORR in 6 WM patients and an 83.3% major response rate with one patient achieving a complete response (CR), which continues at nearly 37 months post-last treatment. While median treatment free survival (TFS), also known as treatment free remission (TFR), and DOR have not been reached, the average treatment TFS/TFR is currently at 330 days. We believe this may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date. Based on study results to date, patients continue to tolerate iopofosine well, with the most common adverse events being cytopenias and fatigue.

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

Based upon the dose response observed in the Phase 2a study for patients receiving TBDs of 60mCi or greater, we determined that patient dosing of iopofosine in the pivotal study for WM would be >60mCi. Therefore, previously dosed patients are now grouped as receiving <60mCi or >60mCi, and the study is designed to have all patients who are evaluated for efficacy receive >60mCi in the future.

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

In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. If iopofosine should be approved for any of these pediatric indications, the first approved RPDD would enable us to receive a priority review voucher. Priority review vouchers can be used by the sponsor to receive priority review for a future New Drug Application (NDA) or Biologic License Application (BLA) submission, which would reduce the FDA review time from 12 months to nine months. Currently, these vouchers can also be transferred or sold to another entity. In December 2020, the FDA extended the Priority Review Voucher Program through September 2026 for rare pediatric diseases.

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, a DMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The independent DMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over 5 months of PFS. In November 2020, we announced clinical data providing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that the data show disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 study in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than 2 subjects.

In September 2022, we were awarded $1.98 million in additional grant funding to expand our ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of our ongoing Phase 1 pediatric study.

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

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers:

●	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development and if we elect to progress any molecules further, we will select preferred candidates.

●	CLR 2000 Series is a collaborative PDC program with Avicenna Oncology, or Avicenna, that we entered into in July 2017. Avicenna is a developer of antibody drug conjugates (ADCs). The objective of the research collaboration is to design and develop a series of PDCs utilizing Avicenna’s proprietary cytotoxic payload. Although Avicenna is a developer of ADCs, this collaboration was sought as a means to overcome many of the challenges associated with ADCs, including those associated with the targeting of specific cell surface epitopes. The CLR 2000 Series has demonstrated improved safety, efficacy and tissue distribution with the cytotoxic payload in animal models. A candidate molecule and a back-up have been selected for further advancement at a future time.

●	CLR 12120 Series is an alpha emitting radio-conjugate program. We have initiated efforts to validate the potential of this class of PDC radio-conjugates and for the potential development of novel PDCs utilizing alpha emitters such as lead 212 conjugated to our phospholipid ether. The evaluation of these new PDCs focused on three oncology indications. The in vivo animal data demonstrated that the PDC combined with an alpha emitting radioisotope resulted in significant reduction in tumor volumes in all animal models tested.

●	Expanded ongoing collaboration with biotechnology company IntoCell Inc., combining their novel linker chemistry with our validated targeting platform to create novel next generation phospholipid drug conjugate therapeutics.

●	Co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

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

Three Months Ended September 30, 2022 and 2021

Research and Development. Research and development expense for the three months ended September 30, 2022 was approximately $5,380,000, compared to approximately $3,937,000 for the three months ended September 30, 2021.The following table is a summary comparison of research and development costs.

	Three Months Ended
	September 30,
	2022	2021*	Variance
Clinical project costs	$3,720,000	$2,909,000	$811,000
Manufacturing and related costs	1,049,000	506,000	543,000
Pre-clinical project costs	89,000	4,000	85,000
General research and development costs	522,000	518,000	4,000
	$5,380,000	$3,937,000	$1,443,000
*	Prior period amounts have been reclassified to conform with current period presentation.

The overall increase in research and development expense of approximately $1,443,000, or 37%, was primarily a result of increased clinical project costs of approximately $811,000, driven by the timing of the activities related to our pivotal trial, and an increase in manufacturing and related costs related to production sourcing of approximately $543,000.

General and administrative. General and administrative expense for the three months ended September 30, 2022 was approximately $2,435,000, compared to approximately $1,882,000 for the same period in 2021. The overall increase in general and administrative expense of $553,000, or 29%, was primarily driven by increased professional fees and public company costs.

Nine months Ended September 30, 2022 and 2021

Research and Development. Research and development expense for the nine months ended September 30, 2022 was approximately $13,776,000, compared to approximately $13,198,000 for the nine months ended September 30, 2021. The following table is a summary comparison of research and development costs for the nine months.

	Nine Months Ended
	September 30,
	2022	2021*	Variance
Clinical project costs	$9,715,000	$10,200,000	$(485,000)
Manufacturing and related costs	3,011,000	1,663,000	1,348,000
Pre-clinical project costs	191,000	23,000	168,000
General research and development costs	849,000	1,312,000	(463,000)
	$13,766,000	$13,198,000	$568,000
*	Prior period amounts have been reclassified to conform with current period presentation.

The overall increase in research and development expense of approximately $568,000, or 4%, was primarily a result of an increase in manufacturing and related costs related to production sourcing and pre-clinical project costs. This increase was partially offset by reduced clinical project costs of approximately $485,000, driven by the timing of the activities related to our pivotal trial and a reduction in general research and development costs of approximately $463,000.

General and administrative. General and administrative expense for the nine months ended September 30, 2022 was approximately $7,625,000, compared to approximately $5,010,000 for the same period in 2021. The overall increase in general and administrative expense of $2,615,000, or 52%, was primarily driven by increased professional fees, travel and personnel costs.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of approximately $17,785,000, compared to approximately $35,704,000 as of December 31, 2021. This decrease was due to our ongoing investment in clinical trials and pre-clinical research and development, and general and administrative expenses. Net cash used in operating activities during the nine months ended September 30, 2022 was approximately $17,811,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of September 30, 2022, we had an accumulated deficit of approximately $172,284,000.

As discussed in Note 8 to the financial statements, in October 2022 we completed a registered direct offering and concurrent private placement. The offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.7 million after deducting estimated offering expenses.

We believe that our cash balance, as supplemented by the October 2022 financing, is adequate to fund our basic budgeted operations into the fourth quarter of 2023. However, our future results of operations involve significant risks and uncertainties. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2022, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2022, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 15, 2021, the Company filed a lawsuit against Dr. Jamey Weichert, a former director and executive officer of the Company (“Dr. Weichert”) and Dr. Anatoly Pinchuk, a former employee and consultant of the Company (“Dr. Pinchuk”) in the U.S. District Court for the Western District of Wisconsin. The Company alleged, among other claims, that Dr. Weichert and Dr. Pinchuk breached their contractual and fiduciary duties to the Company by diverting intellectual property that rightfully belonged to the Company to a company controlled by Dr. Weichert. Wisconsin Alumni Research Foundation, the putative owner of the disputed intellectual property that licensed the intellectual property to Dr, Weichert’s new company, moved to intervene in litigation. Although the disputed intellectual property does not directly affect the clinical studies of iopofosine or other compounds in the Company’s clinical pipeline, the disputed intellectual property may potentially enhance future areas of research, development and commercialization.

In October 2022, Cellectar Biosciences, Inc., Wisconsin Alumni Research Foundation, and Drs. Weichert and Pinchuk resolved the dispute. As a result of the settlement, Cellectar Biosciences, Inc. has secured non-exclusive license to the patents at issue in the lawsuit.

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

CELLECTAR BIOSCIENCES, INC.

Date: November 3, 2022	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer