Form 10-K
period 2022-12-31
Cellectar Biosciences, Inc.
filed 2023-03-09
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022, was $24,322,264.

As of March 3, 2023, there were 9,740,507 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to recruit patients for clinical studies, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans for iopofosine I-131 (iopofosine, also known as CLR 131), CLR 1900 series, CLR 2000 series and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;
●	any disruptions at our sole supplier of iopofosine;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, including the COVID-19 pandemic, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the U.S. on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I

Item 1.     Business.

Business Overview

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary phospholipid ether drug conjugate ™ (PDC™) delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. We believe that our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations.

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

Our lead PDC therapeutic, iopofosine I 131 is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with relapsed/refractory (r/r) WM, a Phase 2b study in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) and the CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is initiating. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial due to medical problems that may not be related to clinical trial treatments

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The CLOVER-WaM Study is a pivotal registration study currently evaluating iopofosine in WM patients that were r/r to two prior lines of therapy including Bruton tyrosine kinase inhibitor (BTKi) failed or suboptimal response WM patients. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is ongoing.

The CLOVER-2 Phase 1a pediatric study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory malignant solid tumors (neuroblastoma, Ewing’s sarcoma, osteosarcoma, rhabdomyosarcoma) and lymphoma or recurrent or refractory malignant brain tumors (high grade glioma, and glioblastoma, etc.) for which there are no standard treatments. The study was conducted internationally at seven leading pediatric cancer centers. The CLOVER-2 Phase 1b pediatric study will be an open-label, dose finding study evaluating the activity of iopofosine in children and adolescents with r/r malignant brain tumors (high grade gliomas).

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

Additionally, in June 2020, the European Medicines Agency (EMA) granted us Small and Medium-Sized Enterprise (SME) status by the EMA’s Micro, Small and Medium-sized Enterprise office. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre-and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

Our product pipeline also includes one preclinical PDC chemotherapeutic program (CLR 1900), a PDC-based alpha-emitter radiotherapeutic series (CLR12120) and several partnered PDC assets. The CLR 1900 Series is being developed for solid tumors with a payload that inhibit mitosis (cell division), a validated pathway for treating cancers. We are evaluating the CLR 12120 series with both actinium and astatine as future targeted alpha therapies.

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

Our PDC platform is designed to provide selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor, a primary tumor, or a metastatic tumor and cancer stem cells. The PDC platform’s mechanism of entry is designed not to rely upon a specific cell surface epitope or antigen as are required by other targeted delivery platforms. Our PDC platform takes advantage of a metabolic pathway utilized by nearly all tumor cell types in all stages of the tumor cycle. Tumor cells modify the cell surface to create specific, highly organized microdomains as a result of the utilization of this metabolic pathway. Our PDCs are designed to bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which we believe can enhance drug efficacy. The direct intracellular delivery allows our molecules to avoid the specialized highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver payloads that previously could not be delivered in this targeted manner. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number on the cell surface, have longer cycling time from internalization to being present on the cell surface again diminishing their availability for binding and are not present on all of the tumor cells because of the heterogenous nature of cancer cells. This means a subpopulation of tumor cells always exist that cannot be targeted by therapies targeting specific surface epitopes. In addition to the benefits provided by the mechanism of entry, PDCs offer the ability to conjugate payload molecules in numerous ways, thereby increasing the types of molecules selectively delivered via the PDC.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r MM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. Adverse events across all studies have been largely restricted to fatigue (39)% and cytopenias, specifically, thrombocytopenia (75)%, anemia (61), neutropenia (54)%, leukopenia (56)%, and lymphopenia (34)%. Fatalities due to infection have occurred in patient treated with iopofosine.

The CLOVER-WaM pivotal Phase 2b study is enrolling WM patients that have received two previous lines of therapy including those that failed or had a suboptimal response to a BTKi therapy. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM, and to determine maximum tolerated dose (MTD), and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the first half of 2022. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

The CLOVER-2 Phase 1a pediatric study was conducted internationally at seven leading pediatric cancer centers. The study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The maximum tolerated dose was determined to be greater than 60mCi/m2 administered as a fractionated dose. CLOVER-2 Phase 1b study is an open-label, international dose finding study evaluating iopofosine in r/r pediatric patients with high grade gliomas. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act.

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

CLOVER-WaM: Phase 2 Pivotal Study in: Patients with r/r Waldenstrom’s Macroglobulinemia

In January 2021, we announced that we participated in a Type C guidance meeting with the FDA in September 2020. The results of that guidance meeting provided Cellectar with an agreed upon path for conducting the CLOVER-WaM study; a single arm, pivotal study in WM patients that have received and relapsed or were refractory to two prior lines of therapy including failed or had a suboptimal response to BTKi therapy. WM is a rare, indolent and incurable form of non-Hodgkin’s lymphoma (NHL) that is composed of a patient population in need of new and better treatment options.

The study is expected to enroll 50 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of iopofosine over two cycles (cycle one days 1, 15, and cycle two days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. An independent data monitoring committee (IDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experience a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believe this design is aligned with the feedback received from the FDA during the guidance meeting held in September 2020. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients. Based upon this agreement the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and iDMC determined the study exceeded the futility threshold and that the CST threshold was not met therefore the study should continue to enroll with no change to the dosing regimen.

CLOVER-1: Phase 2 Study in Select B-Cell Malignancies

The Phase 2 CLOVER-1 study was an open-label study designed to determine the efficacy and safety of CLR 131 in select B-cell malignancies (multiple myeloma (MM), indolent chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL), lymphoplasmacytic lymphoma (LPL)/Waldenstrom’s macroglobulinemia (WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), DLBCL, and central nervous system lymphoma (CNSL) who have been previously treated with standard therapy for their underlying malignancy. As of March 2022, the study arms for CLL/SLL, LPL/WM, MZL, MCL, and DLBCL were closed. Dosing of patients varied by disease state cohort and was measured in terms of TBD.

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

The study’s primary endpoint was clinical benefit response (CBR), with secondary endpoints of overall response rate (ORR), progression free survival (PFS,), time to next treatment (TtNT), median Overall Survival (mOS), duration of response (DOR) and other markers of efficacy following patients receiving one of three TBDs of iopofosine (<50mCi, ~50mCi and >60mCi), with the option for a second cycle approximately 75-180 days later. Dosages were provided either as a single bolus or fractionated (the assigned dose level split into two doses) given day 1 and day 15. Over the course of the study the dosing regimen of iopofosine advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2). Adverse events occurring in at least 25% of subjects were fatigue (39)% and cytopenias, specifically, thrombocytopenia (75)%, anemia (61)%, neutropenia (54)%, leukopenia (51)%, and lymphopenia (25)%. Serious adverse events occurring in greater than 5% of subjects were restricted to thrombocytopenia (9)% and febrile neutropenia (7.5)%.

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

In December 2021, we presented data from 11 MM patients from our ongoing Phase 2 CLOVER-1 study in a poster at the American Society of Hematology (ASH) Annual Meeting and Exposition. The MM patients were at least triple class refractory (defined as refractory to an immunomodulatory agent, proteasome inhibitor and monoclonal antibody) with data current as of the end of May 2021. Patients had a median of greater than 7 prior therapies with 50% classified as high risk. Initial results in these patients showed an ORR of 45.5%, a CBR of 72.7% and a disease control rate (DCR) of 100%. Median PFS was 3.4 months. In a subset of 5 quad/penta drug refractory patients, efficacy increased, demonstrating an ORR of 80% and CBR of 100% in this highly treatment refractory group. The most commonly observed treatment emergent adverse events were cytopenias that included Grade 3 or 4 thrombocytopenia (62.5%), anemia (62.5%), neutropenia (62.5%) and decreased white blood cell count (50%). Treatment emergent adverse events were mostly limited to bone marrow suppression in line with prior observations. No patients experienced a treatment emergent adverse event of neuropathy, arrhythmia, cardiovascular event, bleeding, ocular toxicities, renal function, alterations in liver enzymes, or infusion-site reactions or adverse events. We continue to enrich the r/r MM patient cohort with patients that are even more refractory. Specifically enrolling patients that are quad-class refractory (triple class plus refractory to any of the recent approved product classes) and have relapsed post-BCMA immunotherapy. We reported in the Blood Cancer Journal in August 2022, that iopofosine demonstrated a 50% ORR in patients receiving >60mCi total administered dose (3/6 patients).

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

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, final results from a multicenter, Phase 1 dose escalation clinical trial of iopofosine in r/r MM were presented. The trial was designed to evaluate the safety and potential initial efficacy of iopofosine administered in an up to 30-minute I.V. infusion either as a single bolus dose or as a fractionated dose in heavily pretreated MM patients. The study enrolled a total of 26 evaluable patients at three trial sites. For the trial, which used a modified 3 + 3 dose escalation design, 15 evaluable patients were dosed in single bolus doses from 12.5mCi/m2 up to 31.25mCi/m2 (TBD 20.35-59.17 mCi) and 11 evaluable patients were dosed in fractionated dosing cohorts of 31.25mCi/m2 to 40mCi/m2 (TBD 54.915-89.107 mCi). An iDMC did not identify dose-limiting toxicities in any cohort. Of the 26 evaluable patients in the trial, a partial response was observed in 4 of 26 patients (15.4)% and stable disease or minimal response in 22 of 26 patients (84.6)%, for a disease control rate of 100%. A significant decrease in M-protein and FLC was also observed.

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

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, the iDMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The iDMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over 5 months of PFS. In November 2020, we announced clinical data providing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that the data show disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 study in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S.. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than 2 subjects. The Part A portion of this Phase 1 study has concluded and part B is initiating to determine the appropriate dosing regimen in pediatric patients with r/r HGG. In 2022, the NCI award Cellectar a $1.9M SBIR Phase 2 grant to explore iopofosine in pediatric HGG.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant of $12,000,000 from the NCI and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining iopofosine and external beam radiation treatment (EBRT) with recurrent HNC in the fourth quarter of 2019. UWCCC has completed the part A portion of a safety and tolerability study of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory HNC. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with HNC typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 – 3 Gy daily doses over a 6-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the study was to assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients. This portion of the study has fully enrolled. Adverse events occurring in at least 25% of subjects were fatigue (46%) and cytopenias, specifically, thrombocytopenia (69%), anemia (77%), neutropenia (54%), leukopenia (69%), and lymphopenia (62%). There were no serious adverse events occurring in more than 2 subjects.

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers:

●	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development and if we elect to progress any molecules further, we will select preferred candidates.
●	CLR 12120 Series is an alpha emitting radio-conjugate program. A collaboration with Orano Med was initiated to validate the potential of this class of PDC radio-conjugates and for the potential development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether. The companies evaluated the new PDCs in three oncology indications. The collaboration successfully met its endpoints with the in vivo animal data demonstrating that the PDC combined with an alpha emitting radioisotope resulted in significant reduction in tumor volumes in all animal models tested. This series is now focused on utilizing the PDC in combination with actinium and astatine.
●	The collaboration with IntoCell Inc., successfully met its agreed upon endpoint. The collaboration provided significant data which has led Cellectar to select a series of highly potent cytotoxic small molecule payloads for further development.
●	Co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

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

Products in Development

Iopofosine

Iopofosine is a small molecule, radioconjugate, composed of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid, pediatric tumors and other cancer types including NHL. Iopofosine binds to the cell surface of cancer cells and is delivered into the cytoplasm of the cancer cell. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides iopofosine with anti-cancer activity and a unique product profile. Selective uptake and retention have been demonstrated in cancer stem cells compared with normal cells, offering the prospect of longer lasting anti-cancer activity.

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades. The goals of targeted cancer therapy — selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys — remain goals of new therapies as well. We believe our targeted delivery technology has the potential to achieve these goals. Iopofosine has been shown in animal models and various clinical studies to reliably and near-universally accumulate in cancer cells, including cancer stem cells. This strategy has allowed us to take a multi-indication approach in the development and potential commercialization of iopofosine. To date, the Company has focused on rare cancers with significant unmet need including Waldenstrom’s macroglobulinemia, multiple myeloma, sarcomas, high grade glioma, etc.

Market Overview

Our target market is broad and represents the market for the treatment of cancer. The American Cancer Society estimates 1 in 3 people will develop cancer in their lifetime. Approximately 1.92 million new cancer cases will be diagnosed in the U.S. in 2022 and approximately 609,360 cancer deaths in the U.S. The global market for cancer drugs reached $148 billion in annual sales (2020), and with a compound annual growth rate (CAGR) of 7.7% could reach $288 billion by 2030, according to a report dated August 2022 by Straits Research. This growth will be driven by emerging targeted therapies, which are expected to change the cancer treatment landscape (Cowen Report 2020), and an increased use of cancer drug combination regimens.

Waldenstrom’s macroglobulinemia

WM is a rare and incurable disease defined by specific genotypic subtypes that defines patient responses and long-term outcomes. The U.S. annual incidence is 3,000 with prevalence of approximately 110,000 patients globally. WM is a lymphoma, or cancer of the lymphatic system. The disease occurs in a type of white blood cell called a B-lymphocyte or B-cell, which normally matures into a plasma cell whose job is to manufacture immunoglobulins (antibodies) to help the body fight infection. In WM, there is a malignant change to the B-cell in the late stages of maturing, and it continues to proliferate into a clone of identical cells, primarily in the bone marrow but also in the lymph nodes and other tissues and organs of the lymphatic system. These clonal cells over-produce an antibody of a specific class called IgM.

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

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma is the second most common hematologic cancer with a U.S. incidence rate of 32,270 and a relapse or refractory patient population of 43,727. In 2022, Datamonitor Healthcare estimated the MM dollar market size to be over $23B in 2023 and is forecasted to increase to nearly $47B in 2031. The increase in drug sales over this period will be mainly driven by the increasing incidence of MM with the U.S. market remaining the largest potential market. It is believed the largest growth will occur in patients receiving at least three lines of treatment due to the expanding elderly population, increases in treatment population and increasing rates of survival from earlier lines of treatment. According to data obtained from Decision Resource Group, over 40% of patients in later lines of therapy, while eligible, refuse treatment due to higher treatment failure, severity of adverse events and difficulty of treatment dosing regimen. The average response rates for patients receiving their fourth and fifth-line treatment are 15% and 8% response rates, respectively. Additionally, the mOS for these patients also decreases by line of therapy and is less than 9 months post third-line treatment.

Based on the iopofosine Phase 1 and Phase 2 product profile demonstrated in fifth-line patients to date, we believe iopofosine may meet the unmet medical need in the heavily pre-treated patient population described above.

B-Cell Non-Hodgkin’s Lymphoma

B-cell Non-Hodgkin’s Lymphoma (BCNHL) represents cancers of the lymphatic system. The lymphoma may be indolent or aggressive and circulate in the blood or form tumors in lymph nodes. According to the American Cancer Society, the estimated 2023 US incidence of BCNHL was 68,468 cases. Nine types of B-cell lymphomas include CLL, SLL, MCL, MZL, and the most common lymphoma, DLBCL. According to a report dated June 2019 by Global Data Research Group, the BCNHL market was valued at $7.2 billion for 2022, with a forecasted increase to $11.7 billion in 2032 at a CAGR of 4.9%.

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

Neuroblastoma

Neuroblastoma, a neoplasm of the sympathetic nervous system, is the most common extracranial solid tumor of childhood, accounting for approximately 7-10% of childhood cancers and 50% of infant cancers, in the U.S. The NCI states the incidence is about 10.54 cases per 1 million per year in children younger than 15 years and 90% are younger than 5 years at diagnosis. Over 800 new cases are diagnosed each year in North America. Approximately 50% of patients present with metastatic disease requiring systemic treatment. Clinical consequences include abdominal distension, proptosis, bone pain, pancytopenia, fever and paralysis.

Although treatment rates have improved within the clinical paradigm, half of children with neuroblastoma still relapse or fail to respond to upfront therapy. Survival for those with relapsed or refractory neuroblastoma currently reports as a 4-year overall survival rate of 20%.

High Grade Glioma

High Grade Glioma (HGG) is a fast-growing tumor of glial cells in the brain or spinal cord. The WHO classifies these as Grade 3 or 4 based on the growth rate, and these tumors are often not curable. Approximately 10-20% of pediatric tumors are HGG, amounting to a global incidence of approximately 33,000 cases. Available treatment options are limited to surgery, radiation therapy, and aggressive chemotherapeutic combinations. Prognosis continues to improve with development of targeted therapies, but the 5-year overall survival rate is still less than 20%.

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

AtomVie (formerly known as The Centre for Probe Development and Commercialization (CPDC)), a validated Current Good Manufacturing Practices (cGMPs) manufacturing organization specializing in radiopharmaceuticals, is our primary source to supply drug product for our ongoing research and clinical studies, including our Phase 1 and Phase 2 studies of iopofosine. We believe that AtomVie and our other third-party manufacturers have the ability to supply large scale clinical and commercial scale material.

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

PDC Chemotherapeutic Programs

In November 2015, we converted our previously filed provisional patent application for Phospholipid-Ether Analogs as Cancer Targeting Drug Vehicles to non-provisional US and International (PCT) patent applications and were published by the U.S. Patent & Trade Office (USPTO) in May of 2016. These patent applications further protect composition of matter and method of use for PDCs developed with our proprietary phospholipid-ether delivery vehicle conjugated with any existing or future cytotoxic agents, including chemotherapeutics for targeted delivery to cancer cells and cancer stem cells. Additional cytotoxic PDC compounds are covered by pending patent applications directed to the composition of matter and method of use for cancer therapy provide intellectual property protection is possible in the U.S. and up to 157 additional countries. These applications, if granted, offer protection extending through at least 2035 in the U.S. and key international markets.

Iopofosine

We have taken a broad approach to creating market exclusivity for iopofosine both within the U.S., and globally, including all major markets. This approach includes numerous patents, patent applications and regulatory filings to provide maximum market exclusivity. Our patent portfolio for iopofosine includes all the typical filings as well as unique methods of use, methods of synthesis, use in combinations, use to treat cancer stem cells, novel formulations, etc. In addition to our patents, we were granted ODD for iopofosine by the FDA for the treatment of MM in December 2014 and for WM in January 2020. Furthermore, we received ODD from the European Union for MM in September 2019, and for WM in January 2021. We expect to file additional orphan designations for other rare diseases. We continue to evaluate iopofosine in additional hematologic and solid tumor orphan designated indications. Our patents have a variety of expected expiration dates with some potentially being extended on a country-by-country basis. In 2018, the FDA a granted orphan drug and a RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. We initiated a Phase 1 study in 2019.

We expect to continue to file patent applications and acquire licenses to other patents covering methods of use, composition of matter, formulation, method of synthesis and other patentable claims related to iopofosine and new PDCs. These patent applications will be filed in key commercial markets worldwide.

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

Licenses / Collaborations

In August 2018, we entered into a collaboration with Orano Med for the development of novel PDCs utilizing Orano Med’s alpha emitter lead-212 conjugated to our phospholipid ether; the companies evaluated the new PDCs in up to three oncology indications. The collaboration successfully met its endpoints. The in vivo animal data demonstrated that the PDC combined with an alpha emitting radioisotope resulted in significant reduction in tumor volumes in all animal models tested. However due to the limited half-life and associated logistical challenges associated with lead-212, Cellectar has elected to advance with an alternative alpha emitting radioisotope.

In July 2021, we entered into a co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

Research and Development

Our primary activity to date has been research and development. The research had historically been conducted at our facility in Madison, Wisconsin and through third-party laboratories and academic universities. Starting in 2018, we no longer used the facility in Madison, Wisconsin for these activities. The clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit spend and fixed costs. Our research and development expenses were approximately $19,160,000 and $17,586,000 for 2022 and 2021, respectively.

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

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2023, the application fee for an application requiring clinical data alone is $3,242,026, although we may qualify for a waiver of these FDA filing fees since we are a small business entity. In addition, the sponsor of an approved NDA is also subject to annual program fees. Application and program fees are typically increased annually.

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

Other U.S. Regulatory Requirements

In the U.S., the research, manufacturing, distribution, marketing, sale, and promotion of drug and biological products are subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (CMS), other agencies of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General of the Department of Health and Human Services), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. Restrictions under applicable healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor;

●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act (FCA), which prohibits, among other things, (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, including protected health information (PHI). HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to the CMS, information related to payments and other transfers of value made by that entity to U.S. licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives, and U.S. teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

In addition to participating in the MDRP, federal law requires manufacturers to participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities only include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by the Affordable Care Act. However, “orphan drugs” i.e., those designated under section 526 of the federal Food, Drug, and Cosmetic Act (FDCA) are exempted from the ceiling price requirements for these eligible entities added by the Affordable Care Act (except for certain children’s hospitals). The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to the MDRP are also subject to the 340B ceiling price calculation and discount requirement. In addition, after multiple delays, the final rule implementing civil monetary penalties against manufacturers for instances of overcharging 340B covered entities became effective on January 1, 2019. Accordingly, we could be subject to such penalties if the government were to find that we knowingly and intentionally overcharged a 340B covered entity.

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. To participate, we will be required to enter into an FSS contract and other agreements with the VA for our products, which may qualify as “covered drugs.” Under these agreements, we would need to make our products available to the “Big Four” federal agencies—the VA, the Department of Defense (DoD), the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992 (VHCA). The FCP is based on a weighted average non-federal average manufacturer price (Non-FAMP), which manufacturers are required to report on a quarterly and annual basis to the VA. Pursuant to the VHCA, the knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to a penalty for each item of false information and could result in other potential liability as well, including liability under the False Claims Act.

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

Significant uncertainty exists as to the pricing and reimbursement of products approved by the FDA and other government authorities. There have been several recent US Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the Affordable Care Act’s cap on pharmaceutical manufacturers’ rebate liability under the MDRP. Under the Affordable Care Act, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. On February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Most recently, on February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

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

Employees and Human Capital

As of December 31, 2022, we had fifteen employees, all of whom are full-time employees. Of these fifteen employees, nine employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Legal Proceedings

On October 15, 2021, the Company filed a lawsuit against Dr. Jamey Weichert, a former director and executive officer of the Company (“Dr. Weichert”) and Dr. Anatoly Pinchuk, a former employee and consultant of the Company (“Dr. Pinchuk”) in the U.S. District Court for the Western District of Wisconsin. The Company alleged, among other claims, that Dr. Weichert and Dr. Pinchuk breached their contractual and fiduciary duties to the Company by diverting intellectual property that rightfully belonged to the Company to a company controlled by Dr. Weichert. Although the disputed intellectual property does not directly affect the clinical studies of iopofosine or other compounds in the Company’s clinical pipeline, the disputed intellectual property may potentially enhance future areas of research, development, and commercialization. The Company was seeking monetary damages, injunctive relief, and reasonable attorneys’ fees and expenses in conjunction with the lawsuit. In November 2022, the Company announced that the Company, the Wisconsin Alumni Research Foundation (WARF), and Dr. Weichert and Dr. Pinchuk have resolved the lawsuit. All claims against Drs. Weichert and Pinchuk have been voluntarily dismissed, and the Company has secured an irrevocable, non-exclusive license to the patents at issue in the lawsuit.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:

●	We will require additional capital in order to continue our operations and may have difficulty raising additional capital.
●	We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators, including potential disruptions at our sole source supplier of iopofosine, AtomVie may impede our ability to gain FDA approval and delay or impair commercialization of any products.
●	We cannot assure the successful development and commercialization of our compounds in development.
●	Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.

●	The FDA has granted rare pediatric disease designation, RPDD, to iopofosine for treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma; however, we may not be able to realize any value from such designation.
●	Clinical studies involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
●	We may be required to suspend or discontinue clinical studies due to unexpected side effects or other safety risks that could preclude approval of our product candidates.
●	Controls we or our third-party collaborators have in place to ensure compliance with all applicable laws and regulations may not be effective.
●	We expect to rely on our patents as well as specialized regulatory designations such as orphan drug classification for our product candidates, but regulatory drug designations may not confer marketing exclusivity or other expected commercial benefits.
●	Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.
●	We rely on a small number of key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.
●	Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.
●	Regulatory approval for any approved product is limited by the FDA, the European Commission and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of any of our future product candidates if approved.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	The COVID-19 pandemic as well as conflicts, military actions, terrorist attacks, natural disasters. public health crises, cyber-attacks and general instability could materially adversely affect our business.
●	Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.
●	Our stock price has experienced price fluctuations.

Risks Related to Capital and Our Operations

We will require additional capital in order to continue our operations and may have difficulty raising additional capital.

We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2022, our consolidated cash balance was approximately $19.9 million. We believe our cash balance as of December 31, 2022, is adequate to fund our basic budgeted operations into the fourth quarter of 2023.

After the third quarter ended, in October 2022, the Company completed a registered direct offering and concurrent private placement of shares of the Company’s common stock, prefunded warrants and common warrants. The offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.7 million after deducting estimated offering expenses (see Note 8 to our audited financial statements). The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or other source of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Also, to the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business. Due to the ongoing COVID-19 pandemic, it is also possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay or limit our ability to make planned regulatory submissions or develop and commercialize our product candidates on anticipated timelines. Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of the COVID-19 pandemic. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The Agency published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the Agency implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, the FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the US may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

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

Risks Related to Manufacturing and Supply

We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators, including potential disruptions at our sole source supplier of iopofosine, AtomVie, may impede our ability to gain FDA approval and delay or impair commercialization of any products.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.

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

Physicians, patients, payors or the medical community, in general, may be unwilling to accept, use or recommend any of our products. If we are unable to obtain regulatory approval or commercialize and market our proposed products as planned, we may not achieve any market acceptance or generate revenue. If we are unable to sustain anticipated levels of sales growth from our products, if approved, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations.

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

If our products are unable to obtain adequate reimbursement from third-party payors, or if additional healthcare reform measures are adopted, it could hinder or prevent the commercial success of our product candidates.

The commercial success of any product for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide full payment for certain products depending on outcomes or not covering certain products at all. If payers implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, the Affordable Care Act which was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, has been subject to judicial, legislative, and regulatory efforts to replace it or to alter its interpretation or implementation. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the Further the Consolidated Appropriations Act of 2020 fully repealed the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031, unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022 with a subsequent reduction to 1% implemented from April 1, 2022 until June 30, 2022 To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In the U.S., there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs. See Part I, Item 1, Business-Regulation-Reimbursement and Pricing Controls for more information on recent healthcare reform measures that may affect our ability to operate.

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

Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

●	provide for the division of the Board into three classes as nearly equal in size as possible with staggered three-year terms and further limit the removal of directors and the filling of vacancies;
●	authorize our Board to issue without stockholder approval blank-check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;
●	establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings;
●	limit who may call stockholder meetings; and
●	require the approval of the holders of 75% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

Item 2.     Properties.

We lease administrative office space in Florham Park, New Jersey and Middleton, Wisconsin. On December 30, 2022, we entered into an Amended Agreement of Lease (the “Amended Lease”), with Campus 100 LLC for the Florham Park space. The space in New Jersey consists of approximately 4,000 square feet and is rented for approximately $12,100 per month under an agreement that expires on April 30, 2029, subject to one additional five-year extension. The space in Wisconsin consists of approximately 300 square feet and is rented for approximately $3,100 per month under an agreement that expires on December 31, 2023.

Item 3.     Legal Proceedings.

On October 15, 2021, the Company filed a lawsuit against Dr. Jamey Weichert, a former director and executive officer of the Company (“Dr. Weichert”) and Dr. Anatoly Pinchuk, a former employee and consultant of the Company (“Dr. Pinchuk”) in the U.S. District Court for the Western District of Wisconsin. The Company alleged, among other claims, that Dr. Weichert and Dr. Pinchuk breached their contractual and fiduciary duties to the Company by diverting intellectual property that rightfully belonged to the Company to a company controlled by Dr. Weichert. Although the disputed intellectual property does not directly affect the clinical studies of iopofosine or other compounds in the Company’s clinical pipeline, the disputed intellectual property may potentially enhance future areas of research, development, and commercialization. The Company was seeking monetary damages, injunctive relief, and reasonable attorneys’ fees and expenses in conjunction with the lawsuit. In November 2022, the Company announced that the Company, the Wisconsin Alumni Research Foundation (WARF), and Dr. Weichert and Dr. Pinchuk have resolved the lawsuit. All claims against Drs. Weichert and Pinchuk have been voluntarily dismissed, and the Company has secured an irrevocable, non-exclusive license to the patents at issue in the lawsuit.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol CLRB.

On February 24, 2023 there were 98 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

Equity compensation plans

The following table provides information as of December 31, 2022, regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

			Number of shares
		Weighted-average	remaining available for
	Number of shares to	exercise price of	future issuance under
	be issued upon	outstanding	equity compensation plans
	exercise of outstanding	options	(excluding shares reflected
Plan category	options and rights (#)	and rights ($)	in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	630,132	$13.74	635,753

Equity compensation plans not approved by stockholders	116,125	$12.69	n/a

Total	746,257	$13.57	635,753

Recent Sales of Unregistered Equity Securities

On October 20, 2022, we entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which we agreed to issue and sell additional securities in an SEC-registered transaction, common warrants to purchase up to an aggregate of 3,275,153 shares of our common stock. On the same day we entered into a Private Placement Purchase Agreement with certain purchasers named therein, pursuant to which we agreed to issue and sell pre-funded warrants to purchase up to an aggregate of 1,875,945 shares of our common stock and common warrants to purchase up to an aggregate of 1,875,945 shares of our common stock.

Item 6.     [Reserved]

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

Twelve Months Ended December 31, 2022 and 2021

Research and Development. Research and development expense for the year ended December 31, 2022 was approximately $19,220,000, compared to approximately $17,586,000 for the year ended December 31, 2021.

The following table is a comparison summary of research and development costs for the years ended December 31, 2022 and December 31, 2021:

	Year Ended
	December 31,
	2022	2021*	Variance
Clinical project costs	$12,964,000	$13,124,000	$(160,000)
Manufacturing and related costs	4,238,000	2,520,000	1,718,000
Pre-clinical project costs	431,000	50,000	381,000
General research and development costs	1,587,000	1,892,000	(305,000)
	$19,220,000	$17,586,000	$1,634,000

*Prior period amounts have been reclassified to conform with current period presentation.

The overall increase in research and development expense of approximately $1,634,000, or 9%, was primarily a result of an increase in manufacturing and related costs related to production sourcing and pre-clinical costs. This increase was partially offset by reduced clinical project costs of approximately $160,000, driven by the timing of the activities related to our pivotal trial, and a reduction in general research and development costs of approximately $305,000.

General and Administrative. General and administrative expense for the year ended December 31, 2022 was approximately $9,594,000, compared to approximately $6,545,000 in 2021. The increase of $3,049,000, or 47%, in general and administrative costs was primarily driven by increased professional fees, a portion of which are non-recurring, as well as travel and personnel costs.

Other income (expense), net. Interest income, net, for the year ended December 31, 2022 was approximately $153,000, as compared to approximately $2,000 for the year ended December 31, 2021. The increase is a result of increased returns on investments. Other income for the year ended December 31, 2021 was approximately $7,000. The year ended December 31, 2022 did not have other income.

Liquidity and Capital Resources

Year ended December 31, 2022, Compared to Year Ended December 31, 2021

As of December 31, 2022, we had cash and cash equivalents of $19.9 million, compared to $35.7 million as of December 31, 2021, a decrease of $15.8 million. This decrease was primarily a result of research and development expense and general and administrative expenses. The cash used in operating activities during the twelve months ended December 31, 2022 was approximately $25,222,000. Net cash proceeds from the issuance of common stock, pre-funded warrants and common warrants during 2022 was approximately $9,611,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of December 31, 2022, we had an accumulated deficit of approximately $179,499,000.

Liquidity Outlook

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the year ended December 31, 2022, we generated a net loss of approximately $28.6 million, and used approximately $25.2 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2022, our consolidated cash balance was approximately $19.9 million. We believe our cash balance as of December 31, 2022 is adequate to fund our basic budgeted operations into the fourth quarter of 2023. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and our ability to meet the continued listing standards of Nasdaq, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Long-Lived Assets. Long-lived assets include property, equipment, and right-of-use assets. We periodically evaluate long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived asset impairment charges recorded during the years ended December 31, 2022 or 2021.

Right-Of-Use Asset and Lease Liability. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be expensed when paid for operating leases.

Stock-based Compensation. We account for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, using the Black-Scholes option-pricing model. The cost of service-based awards is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). For stock options with performance-based vesting provisions, recognition of compensation expense commences if and when the achievement of the performance criteria is deemed probable and is recognized over the relevant performance period. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued (using the Black-Scholes option-pricing model), whichever is more reliably measured. The measurement of stock-based compensation for non-employees is subject to periodic adjustments as the options vest, and the expense is recognized over the period during which a non-employee is required to provide services for the award (usually the vesting period).

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

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with our financing in October 2022, we allocated the common stock, warrants and pre-funded warrants separately based on the respective estimated relative fair value. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cellectar Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has recurring losses from operations, an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital. These are the reasons that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

March 9, 2023

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,866,358	$35,703,975
Prepaid expenses and other current assets	663,243	867,485
Total current assets	20,529,601	36,571,460
Fixed assets, net	418,641	344,491
Right-of-use asset, net	560,334	204,644
Long-term assets	75,000	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$21,589,790	$37,201,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,478,443	$3,854,914
Lease liability	50,847	135,449
Total current liabilities	5,529,290	3,990,363
Lease liability, net of current portion	552,981	166,292
TOTAL LIABILITIES	6,082,271	4,156,655
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Series D preferred stock: 111 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized; 9,385,272 and 6,110,125 shares issued and outstanding as of December 31, 2022 and 2021, respectively	94	61
Additional paid-in capital	193,624,445	182,560,859
Accumulated deficit	(179,499,043)	(150,897,789)
Total stockholders’ equity	15,507,519	33,045,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,589,790	$37,201,809

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

COSTS AND EXPENSES:
Research and development	$19,219,603	$17,586,469
General and administrative	9,594,170	6,544,811
Total costs and expenses	28,813,773	24,131,280

LOSS FROM OPERATIONS	(28,813,773)	(24,131,280)

OTHER INCOME:
Other income	—	6,634
Interest income, net	152,519	2,284
Total other income, net	152,519	8,918
LOSS BEFORE INCOME TAXES	(28,661,254)	(24,122,362)

INCOME TAX BENEFIT	(60,000)	—

NET LOSS	$(28,601,254)	$(24,122,362)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(4.05)	$(4.35)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	7,055,665	5,551,572

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Total
				Par	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	1,734	$20,035,849	4,544,272	$45	$161,534,062	$(126,775,427)	$54,794,529
Stock-based compensation	—	—	—	—	1,124,190	—	1,124,190
Retired shares	—	—	(3)	—	—	—	—
Conversion of preferred into common shares	(1,623)	(18,653,826)	1,461,156	15	18,653,811	—	—
Conversion of warrants into common shares	—	—	100,532	1	1,213,923	—	1,213,924
Issuance of common stock, net of issuance costs	—	—	4,169	—	34,873	—	34,873
Net loss	—	—	—	—	—	(24,122,362)	(24,122,362)
BALANCE AT DECEMBER 31, 2021	111	$1,382,023	6,110,125	$61	$182,560,859	$(150,897,789)	$33,045,154
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	—	—	3,275,153	33	9,610,622	—	9,610,655
Stock-based compensation	—	—	—	—	1,452,964	—	1,452,964
Retired shares	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	(28,601,254)	(28,601,254)
BALANCE AT DECEMBER 31, 2022	111	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,601,254)	$(24,122,362)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,435	149,915
Stock-based compensation	1,452,964	1,124,190
Loss on disposal of asset	3,386	2,937
Noncash lease expense	90,432	77,721
Changes in:
Prepaid expenses and other current assets	204,242	(93,053)
Accounts payable and accrued liabilities	1,623,529	411,717
Lease liability	(144,035)	(119,903)
Cash used in operating activities	(25,222,301)	(22,568,838)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(225,971)	(141,361)
Cash used in investing activities	(225,971)	(141,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting issuance costs	9,610,655	34,873
Proceeds from exercise of warrants	—	1,213,924
Cash provided by financing activities	9,610,655	1,248,797
DECREASE IN CASH AND CASH EQUIVALENTS	(15,837,617)	(21,461,402)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	57,165,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,866,358	$35,703,975
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$—	$18,653,826

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

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $179,499,000 as of December 31, 2022. During the year ended December 31, 2022, the Company generated a net loss of approximately $28,601,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance as of December 31, 2022 is adequate to fund its basic budgeted operations into the fourth quarter of 2023.

In October 2022, the Company completed a registered direct offering and concurrent private placement of shares of the Company’s common stock, prefunded warrants and common warrants. The offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses (see Note 8). The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or other source of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property, equipment and Right-of-Use (ROU) assets. The Company periodically, and at a minimum annually, evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of December 31, 2022. There were no fixed asset impairment charges recorded during the years ended December 31, 2022 or 2021.

Right-of-Use Asset and Lease Liability — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 11.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which for 2022 and 2021 ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s net deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the consolidated financial statements as of December 31, 2022 and 2021.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2022 and 2021 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2022, uninsured cash balances totaled approximately $19,400,000.

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

For the fiscal year beginning January 1, 2022, management adopted ASU 2021-10, Government Assistance (Topic 832), which aims to provide increased transparency by requiring business entities to disclose information about certain type of government assistance they receive in the notes to the financial statements. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. During the year ended December 31, 2022, the Company received approximately $697,000 in NCI grants, all of which was reported as a reduction of research and development (R&D) expenses.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature.

4. FIXED ASSETS

Fixed assets consisted of the following as of December 31:

	2022	2021

Office and laboratory equipment	$797,278	$575,370
Computer software	4,000	4,000
Leasehold improvements	309,897	309,897
Total fixed assets	1,111,175	889,267
Less– accumulated depreciation and amortization	(692,534)	(544,776)
Fixed assets, net	$418,641	$344,491

For the years ended December 31, 2022 and 2021, the Company recorded approximately $148,000 and $150,000 of depreciation and amortization expense, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities approximately consist of the following as of December 31:

	2022	2021

Incentive compensation	$916,000	$504,000
Accounts payable	2,558,000	1,415,000
Clinical project costs	1,637,000	1,881,000
Professional fees	359,000	54,000
Other	8,000	1,000
	$5,478,000	$3,855,000

6. STOCKHOLDERS’ EQUITY

October 2022 Public Offering and Private Placement

On October 25, 2022, we completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and warrants to purchase an aggregate of 1,875,945 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses.

In accordance with the concept of ASC 820 regarding the October 2022 public offering, the Company allocated the value of the proceeds to the common stock, common warrants, and pre-funded warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for our stock on October 20, 2022, the Company computed the fair value of the shares sold. This valuation did not impact the total gross increase to Stockholders’ Equity of $10.7 million, but is an internal, proportionate calculation allocating gross proceeds of approximately $4.0 million to common stock, $4.4 million to common warrants and $2.3 million to pre-funded warrants.

2022 Reverse Stock Split

At the annual stockholders’ meeting held on June 24, 2022, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1-for-5 to 1-for-10 in order to satisfy requirements for the continued listing of the Company’s common stock on Nasdaq. The board of directors authorized the 1-for-10 ratio of the reverse split on June 27, 2022, and effective at the close of business on July 21, 2022, the Company’s certificate of incorporation was amended to effect a 1-for-10 reverse split of the Company’s common stock (the “Reverse Stock Split”). The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Authorized Share Increase

At a special meeting held on February 25, 2021, the Company’s stockholders approved the amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the authorized common stock from 80,000,000 shares to 160,000,000 shares.

Equity Distribution Agreement

On August 11, 2020, the Company entered into an equity distribution agreement (the Sales Agreement) with Oppenheimer & Co. Inc. (the Sales Agent). Pursuant to the Sales Agreement, the Company may offer and sell from time-to-time through the Sales Agent, up to $14.5 million shares of the Company’s common stock, par value $0.00001 per share (the ATM Shares). The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of the ATM Shares pursuant to the terms of the Sales Agreement. The offering of the ATM Shares pursuant to the Sales Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the Sales Agreement, and (ii) the termination of the Sales Agreement by the Company or the Sales Agent. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes, including working capital.

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

In conjunction with the October 2022 offering, the Company filed a prospectus supplement suspending the ATM program. The Company will not make any sales of its common stock pursuant to the Equity Distribution Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Equity Distribution Agreement remains in full force and effect.

December 2020 Public Offering and Private Placement

On December 23, 2020, the Company issued and sold 1,814,813 shares of common stock, par value $0.00001 per share, at a public offering price of $13.50 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses.

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. These preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $13.50 (or 1,000 shares of common stock for each share of Series D preferred stock converted) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares were only convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock. During the twelve months ended December 31, 2021, 1,407.4036 shares of our Series D convertible preferred stock were converted into 1,407,404 shares of common stock at the established conversion rate. There were no preferred stock conversions in the twelve months ended December 31, 2022.

The net proceeds of the December 2020 public offering and private placement to the Company, after deducting underwriting discounts and commissions, placement agency fees, and estimated offering expenses payable by the Company, were approximately $41.4 million.

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

Common Stock Warrants

The following table summarizes the outstanding warrants to purchase common stock as of December 31, 2022:

	Number of
	Shares Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2022 Common Warrants	5,151,098	$1.96	October 25, 2027
2022 Pre-Funded Warrants	1,875,945	$0.00001	N/A
June 2020 Series H Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Warrants	201,800	$24.00	May 20, 2024
July 2018 Series E Warrants	414,000	$40.00	July 31, 2023
October 2017 Series D Warrants	31,085	$178.00	October 14, 2024
Total	8,590,424

7. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021, authorizing an aggregate of 600,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Company’s Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and three years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan. As of December 31, 2022, there are an aggregate of 635,753 shares available for future grants under the 2021 Plan.

At the 2022 annual meeting of stockholders held on June 24, 2022, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2021 Stock Incentive Plan by 500,000.

During the twelve-months ended December 31, 2022 and 2021, stock options granted were 440,250 and 353,750, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended
	December 31,
	2022	2021
Employee and director stock option grants:
Research and development	$165,461	$117,805
General and administrative	1,287,502	1,006,385
Total stock-based compensation	$1,452,964	$1,124,190

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

Dividends. The Company has not historically recorded dividends related to stock options.

Summary. The following table summarizes the assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2022	2021
Volatility	82.47-100%	102.19-104.73%
Risk-free interest rate	1.65-3.96%	0.81-1.04%
Expected life (years)	6	6
Dividend	0%	0%

Exercise prices for all grants made during the twelve months ended December 31, 2022 and 2021 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of
	Shares
	Issuable		Weighted
	Upon		Average
	Exercise	Weighted	Remaining
	of	Average	Contracted	Aggregate
	Outstanding	Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding as of December 31, 2020	118,446	$43.40
Granted	353,750	$16.60
Expired	(4,109)	154.80
Forfeited	(44,267)	$17.10
Outstanding as of December 31, 2021	423,820	$22.70	8.79	$—
Granted	440,250	$4.51
Expired	(6)	$15,000.00
Forfeited	(117,807)	$12.02
Outstanding as of December 31, 2022	746,257	$13.48	8.58	$—

Exercisable as of December 31, 2022	206,034	$27.34	7.49	$—
Unvested as of December 31, 2022	540,223	$8.19	8.99	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $3.49 and $9.40, respectively. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $712,431 and $537,453, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2022 was $19.92 and $5.25, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2021 was $13.90 and $9.80, respectively.

The weighted average grant date fair value of options forfeited during the years ended December 31, 2022 and 2021 was $7.33 and $10.20, respectively. The number of options vested during the years ended December 31, 2022 and December 31, 2021 was 135,986 and 38,101, respectively. The number of options unvested at January 1, 2022 and January 1, 2021 was 343,996 and 72,613, respectively. The weighted average grant date fair value of options unvested at January 1, 2022 and January 1, 2021 was $3.20 and $14.40, respectively.

As of December 31, 2022, there was approximately $1,884,149 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $1,279,112, $535,413, and $69,624 during 2023, 2024 and 2025, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future.

8. INCOME TAXES

	2022	2021

Tax provision (benefit)
Current
Federal	$—	$—
State	(60,000)	—
Total current	(60,000)	—

Deferred
Federal	(7,800,350)	(7,102,248)
State	(2,633,146)	(1,071,157)
Total deferred	(10,433,496)	(8,173,405)

Change in valuation allowance	10,433,496	8,173,405
Total	$(60,000)	$—

Deferred tax assets consisted of the following as of December 31:

	2022	2021

Deferred tax assets
Federal net operating loss	$35,958,687	$32,696,266
Federal research and development tax credit carryforwards	11,484,209	9,599,756
State net operating losses and tax credit carryforwards	6,186,679	5,305,170
Capitalized research and development expenses	15,820,893	12,089,171
Stock-based compensation expense	3,186,702	2,627,881
Other	443,693	231,586
Total deferred tax assets	73,080,863	62,549,830

Deferred tax liabilities
Depreciable assets	(157,498)	(59,961)
Total deferred tax liabilities	(157,498)	(59,961)

Net deferred tax assets	72,923,365	62,489,869
Less- valuation allowance	(72,923,365)	(62,489,869)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2022	2021
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State income taxes	9.35%	3.51%
Permanent nondeductible items	(0.01)%	(0.01)%
Federal tax credits	6.57%	10.51%
Change in valuation allowance	(36.40)%	(33.88)%
Other	(0.31)%	(1.13)%
Total	0.20%	0.00%

As of December 31, 2022, the Company had federal net operating loss (NOL) carryforwards of approximately $110,571,000 generated as of December 31, 2017, and NOL carryforwards of approximately $60,661,000 after December 31, 2017. Federal NOLs generated as of December 31, 2017, will expire in 2022 through 2037, while NOLs generated during 2018 and later will be carried forward indefinitely until utilized. As of December 31, 2022, the Company had state NOL carryforwards of approximately $77,241,000. State NOL carryforwards will expire in 2029 through 2041.

As of December 31, 2022, the Company had federal research and development (R&D) and orphan drug credit carryforwards of approximately $11,484,000 which will expire in 2023 through 2042. As of December 31, 2022, the Company also had state credit carryforwards of approximately $996,000 which will expire in 2025 through 2036.

As of December 31, 2022, the Company had federal NOLs and R&D credit carryforwards of $404,570 and $24,742, respectively, that expired in 2022.

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

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2022 or 2021 and does not anticipate having unrecognized tax benefits over the next twelve months. The Company is subject to audit by the Internal Revenue Service and state taxing authorities for tax periods commencing January 1, 2018 as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2022	2021
Warrants	6,714,479	1,563,382
Stock options	746,257	423,820
Convertible preferred shares	111,111	111,111
Total potentially dilutive shares	7,571,847	2,098,313

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

On December 30, 2022, the Company entered into an Amended Agreement of Lease, with CAMPUS 100 LLC (the “Landlord”). Under the Amended Lease, which was accounted for as a modification of the initial lease, as the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, commencing on March 1, 2023 until April 30, 2029. The Company also has an option to extend the term of the Amended Lease for one additional 60-month period.

Under the terms of the Amended Lease, the Company’s previously paid security deposit of $75,000 will be reduced to $23,566 and the aggregate rent due over the term of the Amended Lease is approximately $918,000, which will be reduced to approximately $893,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After certain rent abatements the rent is approximately $11,800 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

Discount Rate

The Company has determined an appropriate interest rate to be used in evaluating the present value of the Amended Lease liability considering factors such as the Company’s credit rating, borrowing terms offered by the U.S. Small Business Administration, amount of lease payments, quality of collateral and alignment of the borrowing term and lease term. The Company considers 14% per annum as reasonable to use as the incremental borrowing rate for the purpose of calculating the liability under the Amended Lease. In conjunction with the June 2018 lease, the Company had previously used a 10% per annum incremental borrowing rate.

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of December 31, 2022:

Years ending December 31,
2023	$131,000
2024	132,000
2025	147,000
2026	150,000
2027	153,000
Thereafter	207,000
Total undiscounted lease payments	920,000
Less: Imputed interest	(316,000)
Present value of lease liabilities	$604,000

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2022, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

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

Item 9B.     Other Information.

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Election of Directors,” “Officers and Directors” and “Corporate Governance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.     Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers and Directors — Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this annual report on Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Amended and Restated By-laws	8-K	June 1, 2011	3.1
3.10	Form of Certificate of Designation of Series C Preferred Stock	S-1/A	July 18, 2018	3.11
3.11	Form of Certificate of Designation of Series D Preferred Stock certificate	8-K	December 28, 2020	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3*	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4

10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.19	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.20	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.21	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.22	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.23	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.24	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.25	Employment Agreement between the Company and Chad Kolean dated February 23, 2022	8-K	February 25, 2022	10.1
10.26*	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
104*	Cover Page Interactive Data File

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
March 9, 2023

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

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 9, 2023

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 9, 2023

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 9, 2023

By:	/s/ Asher Alban Chanan-Khan
Asher Alban Chanan-Khan
Title: Director
March 9, 2023

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 9, 2023

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 9, 2023

By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 9, 2023