Form 10-K/A
period 2022-12-31
Cellectar Biosciences, Inc.
filed 2023-03-16
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to ______

Commission File Number 333-119366

CELLECTAR BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3321804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Campus Drive Florham Park, New Jersey	07932
(Address of principal executive offices)	(Zip Code)

(608) 441-8120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001	CLRB	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐      No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.    Yes      No

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒	Smaller reporting company	☒

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022, was $24,322,264.

As of March 3, 2023, there were 9,740,507 shares of the registrant’s $0.0001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of the annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by the annual report on Form 10-K.

Auditor Name	Auditor Location	Auditor Firm ID
Baker Tilly US, LLP	Philadelphia, PA	23

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 9, 2023 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to append Exhibits 3.9, 3.10, 10.18, 10.19, 10.29, 10.30, 10.31, and 10.32, which were inadvertently omitted from the Original Filing, and to correct Exhibit 3.11 of the Original Filing. Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Part IV of the Original Filing is also amended to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.	All financial statements of the Company as set forth under Item 8 of the Original Filing.

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Certificate of Correction of Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	10-Q	May 10, 2022	3.1
3.10	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	July 21, 2022	3.1
3.11	Amended and Restated By-laws	8-K	November 29, 2022	3.1
3.12	Form of Certificate of Designation of Series C Preferred Stock	S-1/A	July 18, 2018	3.11
3.13	Form of Certificate of Designation of Series D Preferred Stock certificate	8-K	December 28, 2020	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3*	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1

10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	2021 Stock Incentive Plan**	8-K	June 24, 2021	10.1
10.19	Amendment 1 to the 2021 Stock Incentive Plan**	8-K	June 27, 2022	10.1
10.20	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.21	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.22	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.23	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3

10.24	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.25	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.26	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.27	Employment Agreement between the Company and Chad Kolean, dated February 23, 2022	8-K	February 25, 2022	10.1
10.28*	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
10.29	Form of Common Warrant	8-K	October 25, 2022
10.30	Form of Pre-Funded Warrant	8-K	October 25, 2022
10.31	Form of Registration Rights Agreement, dated as of October 20, 2022, by and between the Company and the purchasers named therein	8-K	October 25, 2022
10.32	Form of Indemnification Agreement	8-K	December 2, 2022
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly US, LLP, Philadelphia, PA, PCAOB ID: 23)
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
104*	Cover Page Interactive Data File

*Previously filed with the Original Filing.
** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer
March 16, 2023