Form 10-Q
period 2023-03-31
Cellectar Biosciences, Inc.
filed 2023-05-04
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,740,507 shares of common stock, $0.00001 par value per share, as of May 2, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,682,691	$19,866,358
Prepaid expenses and other current assets	1,163,745	663,243
Total current assets	13,846,436	20,529,601
Fixed assets, net	376,084	418,641
Right-of-use asset, net	546,505	560,334
Long-term assets	63,217	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$14,838,456	$21,589,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,904,545	$5,478,443
Lease liability	51,106	50,847
Total current liabilities	6,955,651	5,529,290
Long-term lease liability, net of current portion	548,344	552,981
TOTAL LIABILITIES	7,503,995	6,082,271
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series D preferred stock: 111 issued and outstanding as of March 31, 2023 and December 31, 2022	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized; 9,740,507 and 9,385,272 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	97	94
Additional paid-in capital	194,032,651	193,624,445
Accumulated deficit	(188,080,310)	(179,499,043)
Total stockholders’ equity	7,334,461	15,507,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,838,456	$21,589,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
COSTS AND EXPENSES:
Research and development	$6,654,094	$3,887,039
General and administrative	2,051,207	2,253,188
Total costs and expenses	8,705,301	6,140,227

LOSS FROM OPERATIONS	(8,705,301)	(6,140,227)

OTHER INCOME:
Interest income, net	124,034	430
Total other income, net	124,034	430
NET LOSS	$(8,581,267)	$(6,139,797)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.76)	$(1.00)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	11,261,217	6,110,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2021	111	$1,382,023	6,110,125	$61	$182,560,859	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	303,805	—	303,805
Net loss	—	—	—	—	—	(6,139,797)	(6,139,797)
BALANCE AT MARCH 31, 2022	111	$1,382,023	6,110,125	$61	$182,864,664	$(157,037,586)	$27,209,162

BALANCE AT DECEMBER 31, 2022	111	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519
Stock-based compensation	—	—	—	—	408,206	—	408,206
Conversion of pre-funded warrants into common shares	—	—	355,235	3	—	—	3
Net loss	—	—	—	—	—	(8,581,267)	(8,581,267)
BALANCE AT MARCH 31, 2023	111	$1,382,023	9,740,507	$97	$194,032,651	$(188,080,310)	$7,334,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,581,267)	$(6,139,797)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	42,557	43,417
Stock-based compensation expense	408,206	303,805
Noncash lease expense	13,829	21,358
Changes in:
Prepaid expenses and other current assets	(488,719)	107,065
Lease liability	(4,378)	(32,433)
Accounts payable and accrued liabilities	1,426,102	656,802
Cash used in operating activities	(7,183,670)	(5,039,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(30,070)
Cash used in investing activities	—	(30,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	3	—
Cash provided by financing activities	3	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,183,667)	(5,069,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,682,691	$30,634,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the Company, our, we) is a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer leveraging our proprietary phospholipid drug conjugate™ (PDC™) delivery platform that specifically targets cancer cells and delivers improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $188,080,000 as of March 31, 2023. During the three months ended March 31, 2023, the Company generated a net loss of approximately $8,581,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance as of March 31, 2023 is adequate to fund its basic budgeted operations into the fourth quarter of 2023. The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from our audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2023 and consolidated results of its operations, cash flows, and stockholders’ equity for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the three months ended March 31, 2023.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for stock option grants issued in 2023 and 2022 ranged from one year to three years.

Research and Development — Research and development costs are expensed as incurred. The Company recognizes revenue and cost reimbursements from government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized in the Condensed Consolidated Statements of Operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the Condensed Consolidated Statements of Operations. The Company records government grants receivable in the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2023 and December 31, 2022.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2023 and December 31, 2022 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2023, and December 31, 2022, uninsured cash balances totaled approximately $12,200,000 and $19,400,000, respectively.

Recently Adopted Accounting Pronouncements — For the fiscal year beginning January 1, 2022, management adopted ASU 2021-10, Government Assistance (Topic 832), which aims to provide increased transparency by requiring business entities to disclose information about certain type of government assistance they receive in the notes to the financial statements. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, we were awarded $1.98 million in additional grant funding to expand our ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of our ongoing Phase 1 pediatric study.

During the three months ended March 31, 2023, the Company received approximately $406,000 in NCI grants, all of which was reported as a reduction of research and development (R&D) expenses.

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

3. STOCKHOLDERS’ EQUITY

October 2022 Public Offering and Private Placement

On October 25, 2022, we completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and warrants to purchase an aggregate of 1,875,945 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses. During the three months ended March 31, 2023, 355,235 shares of our pre-funded warrants were converted into 355,235 shares of our common stock.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2023:

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2022 Common Warrants	5,151,098	$1.96	October 25, 2027
2022 Pre-Funded Warrants	1,520,710	$0.00001	N/A
June 2020 Series H Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Warrants	201,800	$24.00	May 20, 2024
July 2018 Series E Warrants	414,000	$40.00	July 31, 2023
October 2017 Series D Warrants	31,085	$178.00	October 14, 2024
Total	8,235,189

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) was adopted on June 23, 2021 authorizing an aggregate of 600,000 shares of common stock for grants of incentive or nonqualified stock options, rights to purchase restricted and unrestricted shares of common stock, stock appreciation rights and performance share grants. The Compensation Committee determines exercise prices, vesting periods and any performance requirements on the date of grant, subject to the provisions of the 2021 Plan. Options are granted at or above the fair market value of the common stock at the grant date and expire on the tenth anniversary of the grant date. Vesting periods are generally between one and three years. Options granted pursuant to the 2021 Plan generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of employees or consultants resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan and the respective agreements relating to such awards. In addition, any shares that are currently available under the 2015 Plan and any shares underlying awards under the 2015 Plan which are forfeited, cancelled, reacquired by the Company or otherwise terminated will be added to the number of shares available for grant under the 2021 Plan. As of March 31, 2023, there were an aggregate of 3,254 shares available for future grants under the 2021 Plan.

At the 2022 annual meeting of stockholders held on June 24, 2022, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2021 Stock Incentive Plan by 500,000 shares.

During the three-month period ended March 31, 2023 and 2022, options granted were 732,500 and 277,850, respectively. Additionally, during the three-month period ended March 31, 2023, the Company granted 609,000 contingent non-statutory stock option awards at an exercise price of $1.68 per share to our employees. These contingent grants require approval of an amendment to the 2021 Plan that is to be voted upon at the Annual Meeting of Stockholders to be held on June 14, 2023. Until such time that the contingent non-statutory stock option awards are approved by stockholders, no expense will be accrued by the Company.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended
	March 31,
	2023	2022

Employee and director stock option grants:
Research and development	$66,195	$41,928
General and administrative	342,011	261,877
Total stock-based compensation	$408,206	$303,805

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

Exercise prices for all grants made during the three months ended March 31, 2023 and March 31, 2022 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

			Weighted
	Number of		Average
	Shares Issuable		Remaining
	Upon Exercise	Weighted	Contracted	Aggregate
	of Outstanding	Average	Term in	Intrinsic
	Options	Exercise Price	Years	Value
Outstanding at December 31, 2022	746,257	$13.48		$—
Granted	732,500	$1.68
Forfeited	(1)	$14,800
Outstanding at March 31, 2023	1,478,756	$7.59	9.06	$—

Exercisable March 31, 2023	370,959	$20.06	7.74	$—
Unvested, March 31, 2023	1,107,797	$3.42	9.51	$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. There have been no option exercises to date. Shares of common stock issued upon the exercise of options are from authorized but unissued shares.

As of March 31, 2023, there was approximately $2,366,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $1,152,000, $832,000, $365,000, and $17,000 during 2023, 2024, 2025 and 2026 respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future. The weighted-average grant-date fair value of vested and unvested options outstanding at March 31, 2023 was $14.16 and $2.31, respectively. As of March 31, 2022, vested and unvested options were $2.43 and $0.68, respectively.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2023 or 2022 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2023 and March 31, 2022, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended
	March 31,
	2023	2022
Warrants	6,714,479	1,563,381
Preferred shares as convertible into common stock	111,111	111,111
Stock options	1,478,756	606,470
Total potentially dilutive shares	8,304,346	2,280,962

7. COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

8. LEASES

Operating Lease Liability

In June 2018, the Company executed an agreement for office space in the Borough of Florham Park, Morris County, New Jersey to be used as its headquarters (HQ Lease). The HQ Lease commenced upon completion of certain improvements in October 2018.

On December 30, 2022, the Company entered into an Amended Agreement of Lease, with CAMPUS 100 LLC (the “Landlord”). Under the Amended Lease, which was accounted for as a modification of the initial lease, the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, commencing on March 1, 2023 until April 30, 2029. The Company also has an option to extend the term of the Amended Lease for one additional 60-month period.

Under the terms of the Amended Lease, the Company’s previously paid security deposit of $75,000 will be reduced to $23,566, and the aggregate rent due over the term of the Amended Lease is approximately $918,000, which will be reduced to approximately $893,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After rent abatements, the rent is approximately $11,800 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2023:

Years ending March 31,
2023	$106,000
2024	132,000
2025	147,000
2026	150,000
2027	153,000
Thereafter	207,000
Total undiscounted lease payments	895,000
Less: Imputed interest	(295,000)
Present value of lease liabilities	$600,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary phospholipid ether drug conjugate™ (PDC™) delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. We believe that our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r MM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. Adverse events across all studies have been largely restricted to fatigue (39)% and cytopenias, specifically, thrombocytopenia (75)%, anemia (61)%, neutropenia (54)%, leukopenia (56)%, and lymphopenia (34)%. Patients in our clinical trials have developed infections (<4%) and in at least one instance led to a fatality possibly attributed to iopofosine.

The CLOVER-WaM pivotal Phase 2b study is enrolling WM patients that have received two previous lines of therapy including those that failed or had a suboptimal response to a BTKi therapy. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients including triple, quad and penta class refractory patients including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM, and to determine maximum tolerated dose (MTD), and was initiated in April 2015. The study completed enrollment and the final clinical study report was filed in second half 2022. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

Phase 2a Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Patients in the r/r WM cohort all received TBD of ≥ 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Current data from our Phase 2a CLOVER-1 clinical study show a 100% ORR in 6 WM patients and an 83.3% major response rate with one patient achieving a complete response (CR), which continues at nearly 27 months post-last treatment. While median treatment free survival (TFS), also known as treatment free remission (TFR), and DOR have not been reached, the average treatment TFS/TFR is currently at 330 days. We believe this may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date. Based on study results to date, patients continue to tolerate iopofosine well, with the most common adverse events being cytopenias and fatigue.

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

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers:

●	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development and if we elect to progress any molecules further, we will select preferred candidates.

●	CLR 12120 Series is an alpha emitting radio-conjugate program. A collaboration with Orano Med was initiated to validate the potential of this class of PDC radio-conjugates and for the potential development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether. The companies evaluated the new PDCs in three oncology indications. The collaboration successfully met its goals with the in vivo animal data demonstrating that the PDC combined with an alpha emitting radioisotope resulted in significant reduction in tumor volumes in all animal models tested. Cellectar is now focused on utilizing this series in combination with actinium and astatine.

●	The collaboration with IntoCell Inc., successfully met its agreed upon endpoint. The collaboration provided significant data which has led Cellectar to select a series of highly potent cytotoxic small molecule payloads for further development.

●	Co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

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

Three Months Ended March 31, 2023 and 2022

Research and Development. Research and development expense for the three months ended March 31, 2023 was approximately $6,654,000, compared to approximately $3,887,000 for the three months ended March 31, 2022.

The following table is a summary comparison of approximate research and development costs for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31,
	2023	2022	Variance
Clinical project costs	$2,625,000	$1,452,000	$1,173,000
Manufacturing and related costs	1,914,000	1,090,000	824,000
Pre-clinical project costs	183,000	60,000	123,000
General research and development costs	1,932,000	1,285,000	647,000
	$6,654,000	$3,887,000	$2,767,000

The overall increase in research and development expense of approximately $2,767,000, or 71%, was primarily a result of increased clinical project costs of approximately $1,173,000, driven by the timing of the activities related to our pivotal trial, an increase in manufacturing and related costs related to production sourcing, general research and development costs due to an increase in personnel, and pre-clinical project costs.

General and administrative. General and administrative expense for the three months ended March 31, 2023 was approximately $2,051,000, compared to approximately $2,253,000 for the same period in 2022. The overall decrease in general and administrative expense of $202,000, or 9%, was primarily driven by a decrease in professional fees, partially offset by an increase in personnel costs, including stock-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the three months ended March 31, 2023, we generated a net loss of approximately $8.6 million, and used approximately $7.2 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of March 31, 2023, our consolidated cash balance was approximately $12.7 million. We believe our cash balance as of March 31, 2023 is adequate to fund our basic budgeted operations into the fourth quarter of 2023. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and our ability to meet the continued listing standards of Nasdaq, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2023, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2023, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 15, 2021, the Company filed a lawsuit against Dr. Jamey Weichert, a former director and executive officer of the Company (“Dr. Weichert”) and Dr. Anatoly Pinchuk, a former employee and consultant of the Company (“Dr. Pinchuk”) in the U.S. District Court for the Western District of Wisconsin. The Company alleged, among other claims, that Dr. Weichert and Dr. Pinchuk breached their contractual and fiduciary duties to the Company by diverting intellectual property that rightfully belonged to the Company to a company controlled by Dr. Weichert. Although the disputed intellectual property does not directly affect the clinical studies of iopofosine or other compounds in the Company’s clinical pipeline, the disputed intellectual property may potentially enhance future areas of research, development, and commercialization. The Company was seeking monetary damages, injunctive relief, and reasonable attorneys’ fees and expenses in conjunction with the lawsuit. In November 2022, the Company announced that the Company, the Wisconsin Alumni Research Foundation, and Dr. Weichert and Dr. Pinchuk have resolved the lawsuit. All claims against Drs. Weichert and Pinchuk have been voluntarily dismissed, and the Company has secured an irrevocable, non-exclusive license to the patents at issue in the lawsuit.

Item 1A. Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 9, 2023 pursuant to Section 13 or 15(d) of the Exchange Act (the “2021 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

CELLECTAR BIOSCIENCES, INC.

Date: May 4, 2023	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer