Form 10-Q
period 2023-06-30
Cellectar Biosciences, Inc.
filed 2023-08-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,740,507 shares of common stock, $0.00001 par value per share, as of August 9, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,152,972	$19,866,358
Prepaid expenses and other current assets	456,679	663,243
Total current assets	5,609,651	20,529,601
Fixed assets, net	337,434	418,641
Right-of-use asset, net	532,300	560,334
Long-term assets	23,566	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$6,509,165	$21,589,790

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,391,673	$5,478,443
Lease liability	53,640	50,847
Total current liabilities	6,445,313	5,529,290
Long-term lease liability, net of current portion	530,856	552,981
TOTAL LIABILITIES	6,976,169	6,082,271
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series D preferred stock: 111 issued and outstanding as of June 30, 2023 and December 31, 2022	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized; 9,740,507 and 9,385,272 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	97	94
Additional paid-in capital	194,452,408	193,624,445
Accumulated deficit	(196,301,532)	(179,499,043)
Total stockholders’ (deficit) equity	(467,004)	15,507,519
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,509,165	$21,589,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
COSTS AND EXPENSES:
Research and development	$6,308,430	$4,498,657	$12,962,524	$8,385,656
General and administrative	1,985,572	2,936,867	4,036,779	5,190,095
Total costs and expenses	8,294,002	7,435,524	16,999,303	13,575,751

LOSS FROM OPERATIONS	(8,294,002)	(7,435,524)	(16,999,303)	(13,575,751)

OTHER INCOME:
Interest income, net	72,780	481	196,814	911
Total other income	72,780	481	196,814	911
NET LOSS	$(8,221,222)	$(7,435,043)	$(16,802,489)	$(13,574,840)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.73)	$(1.22)	$(1.49)	$(2.22)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	11,261,217	6,110,124	11,261,217	6,110,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	(Deficit) Equity
BALANCE AT DECEMBER 31, 2021	111	$1,382,023	6,110,126	$61	$182,560,859	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	303,805	—	303,805
Net loss	—	—	(1)	—	—	(6,139,797)	(6,139,797)
BALANCE AT MARCH 31, 2022	111	$1,382,023	6,110,125	$61	$182,864,664	$(157,037,586)	$27,209,162
Stock-based compensation	—	—	—	—	419,953	—	419,953
Retired Shares	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(7,435,043)	(7,435,043)
BALANCE AT JUNE 30, 2022	111	$1,382,023	6,110,123	$61	$183,284,617	$(164,472,629)	$20,194,072

BALANCE AT DECEMBER 31, 2022	111	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519
Stock-based compensation	—	—	—	—	408,206	—	408,206
Conversion of pre-funded warrants into common shares	—	—	355,235	3	—	—	3
Net loss	—	—	—	—	—	(8,581,267)	(8,581,267)
BALANCE AT MARCH 31, 2023	111	$1,382,023	9,740,507	$97	$194,032,651	$(188,080,310)	$7,334,461
Stock-based compensation	—	—	—	—	419,757	—	419,757
Net loss	—	—	—	—	—	(8,221,222)	(8,221,222)
BALANCE AT JUNE 30, 2023	111	$1,382,023	9,740,507	$97	$194,452,408	$(196,301,532)	$(467,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,802,489)	$(13,574,840)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	81,207	77,316
Stock-based compensation expense	827,963	723,758
Noncash lease expense	28,034	43,533
Loss on disposal of fixed assets	—	3,386
Changes in:
Prepaid expenses and other current assets	257,998	387,817
Lease liability	(19,332)	(65,684)
Accounts payable and accrued liabilities	913,230	1,607,353
Cash used in operating activities	(14,713,389)	(10,797,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(101,049)
Cash used in investing activities	—	(101,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	3	—
Cash provided by financing activities	3	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,713,386)	(10,898,410)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,152,972	$24,805,565

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

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $196,302,000 as of June 30, 2023. During the six months ended June 30, 2023, the Company generated a net loss of approximately $16,802,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. However, the Company believes that its cash balance as of June 30, 2023 is adequate to fund its basic budgeted operations into the fourth quarter of 2023. The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed consolidated financial statements have been prepared by Cellectar Biosciences, Inc. in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements.

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the operating results, cash flows, and financial position of the Company as of and for the period ended June 30, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the six months ended June 30, 2023.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2023 and December 31, 2022.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2023 and December 31, 2022 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2023, and December 31, 2022, uninsured cash balances totaled approximately $4,653,000 and $19,400,000, respectively.

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

During the three months ended June 30, 2023, the Company received approximately $241,000 in NCI grants, all of which was reported as a reduction of research and development (R&D) expenses. During the six months ended June 30, 2023, the Company received approximately $647,000 in NCI grants, all of which was reported as a reduction of research and development expenses.

The Company evaluates all Accounting Standards Updates (ASUs) issued by the FASB for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

3. STOCKHOLDERS’ EQUITY

October 2022 Public Offering and Private Placement

On October 25, 2022, we completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and warrants to purchase an aggregate of 1,875,945 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses. During the six months ended June 30, 2023, 355,235 shares of our pre-funded warrants were converted into 355,235 shares of our common stock. There were no pre-funded warrants exercised during the three months ended June 30, 2023.

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

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2023:

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

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

Stock Incentive Plans

The Company maintains the 2021 Stock Incentive Plan (the “2021 Plan”). All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan. Any shares that are currently available under the 2015 Plan and any shares underlying 2015 Plan awards which are forfeited, cancelled, reacquired by the Company or otherwise terminated are added to the number of shares available for grant under the 2021 Plan.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model. Volatility is based on the Company’s historical common stock volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. Forfeitures are recorded as they occur. No dividends have been recorded historically.

As of June 30, 2023, there were an aggregate of 364,254 shares available for future grants under the 2021 Plan.

During the six months ended June 30, 2023 and 2022, options granted were 1,479,000 and 340,250, respectively.

The following table summarizes the expense for stock-based compensation related to stock option grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Employee and director stock option grants:
Research and development	$72,529	$44,499	$138,724	$86,427
General and administrative	347,228	375,454	689,239	637,331
Total stock-based compensation	$419,757	$419,953	$827,963	$723,758

On January 17, 2023, the Company granted 609,000 non-statutory stock option awards at an exercise price of $1.68 per share to employees. These grants were contingent upon the approval of the increase in the number of shares available for issuance under the 2021 Plan that was approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2023. In accordance with the removal of the contingency, the Company began recognizing the expense for these awards beginning in June 2023.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months or six months ended June 30, 2023 or 2022 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the six months ended June 30, 2023 and June 30, 2022, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Six Months Ended
	June 30,
	2023	2022
Warrants	6,714,479	1,563,381
Preferred shares as convertible into common stock	111,111	111,111
Stock options	2,217,756	657,317
Total potentially dilutive shares	9,043,346	2,331,809

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

On December 30, 2022, the Company entered into an Amended Agreement of Lease of the HQ Lease (Amended HQ Lease), with CAMPUS 100 LLC (the “Landlord”). Under the Amended HQ Lease, which was accounted for as a modification of the initial lease, the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, commencing on March 1, 2023 until April 30, 2029. The Company also has an option to extend the term of the Amended HQ Lease for one additional 60-month period.

Under the terms of the Amended HQ Lease, the Company paid a security deposit of $23,566, and the aggregate rent due over the term of the Amended Lease is approximately $918,000, which will be reduced to approximately $893,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After rent abatements, the rent is approximately $11,800 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2023:

Years ending June 30,
2023	$71,000
2024	132,000
2025	147,000
2026	150,000
2027	153,000
Thereafter	207,000
Total undiscounted lease payments	860,000
Less: Imputed interest	(275,000)
Present value of lease liabilities	$585,000

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

Uncertainties related to the continued impact of the COVID-19 pandemic on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the U.S., Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the U.S., Canada and other countries to contain and treat the disease. In October 2021 we announced that we are collaborating with BBK Worldwide to provide new concierge services for patients participating in our clinical studies. These services are designed to improve patients’ and their caregivers’ access to high quality care and innovative treatments for their cancer.

Our lead PDC therapeutic, iopofosine I 131, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells while limiting exposure to healthy cells. We believe this profile differentiates iopofosine I 131 from many traditional on-market treatments. Iopofosine I 131 is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with relapsed/refractory (r/r) WM, a Phase 2b study in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) and the CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is initiating. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial due to medical problems that may not be related to clinical trial treatments

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The CLOVER-WaM Study is a pivotal registration study currently evaluating iopofosine in WM patients that were r/r to two prior lines of therapy including Bruton tyrosine kinase inhibitor (BTKi) failed or suboptimal response WM patients. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is ongoing.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine I 131, is currently being evaluated in the CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, a Phase 2B study in r/r MM patients and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. Adverse events across all studies have been largely restricted to fatigue (39)% and cytopenias, specifically, thrombocytopenia (75)%, anemia (61)%, neutropenia (54)%, leukopenia (56)%, and lymphopenia (34)%. Patients in our clinical trials have developed infections (<4%) and in at least one instance led to a fatality possibly attributed to iopofosine.

The CLOVER-WaM pivotal Phase 2b study is enrolling WM patients that have received at least two previous lines of therapy including those that failed or had a suboptimal response to a BTKi therapy. The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients who are triple, quad and penta class refractory, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM, and to determine maximum tolerated dose (MTD), and was initiated in April 2015. The study completed enrollment and the final clinical study report was filed in second half 2022. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers. In February 2023, we announced that a CNSL patient treated as part of the Phase 2b study achieved a complete response, or full resolution of their tumor, as verified by imaging. We have expanded the CNSL cohort to further evaluate iopofosine I 131 in this indication.

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

The study is expected to enroll 50 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of iopofosine over two cycles (cycle one days 1, 15, and cycle two days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. An independent data monitoring committee (IDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experience a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believe this design is aligned with the feedback received from the FDA during the guidance meeting held in September 2020. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients. Based upon this agreement the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and iDMC determined the study exceeded the futility threshold and that the CST threshold was not met therefore the study should continue to enroll with no change to the dosing regimen. We have completed site enrollment, and expect to release top-line data from the study in the second half of 2023.

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

In December 2021, we presented data from 11 MM patients from our ongoing Phase 2 CLOVER-1 study in a poster at the American Society of Hematology (ASH) Annual Meeting and Exposition. The MM patients were at least triple class refractory (defined as refractory to an immunomodulatory agent, proteasome inhibitor and monoclonal antibody) with data current as of the end of May 2021. Patients had a median of greater than 7 prior therapies with 50% classified as high risk. Initial results in these patients showed an ORR of 45.5%, a CBR of 72.7% and a disease control rate (DCR) of 100%. Median PFS was 3.4 months. In a subset of 5 quad/penta drug refractory patients, efficacy increased, demonstrating an ORR of 80% and CBR of 100% in this highly treatment refractory group. The most commonly observed treatment emergent adverse events were cytopenias that included Grade 3 or 4 thrombocytopenia (62.5%), anemia (62.5%), neutropenia (62.5%) and decreased white blood cell count (50%). Treatment emergent adverse events were mostly limited to bone marrow suppression in line with prior observations. No patients experienced a treatment emergent adverse event of neuropathy, arrhythmia, cardiovascular event, bleeding, ocular toxicities, renal function, alterations in liver enzymes, or infusion-site reactions or adverse events. We continue to enrich the r/r MM patient cohort with patients that are even more refractory. Specifically enrolling patients that are quad-class refractory (triple class plus refractory to any of the recent approved product classes) and have relapsed post-BCMA immunotherapy. We reported in the Blood Cancer Journal in August 2022, that iopofosine demonstrated a 50% ORR in patients receiving >60 mCi total administered dose (3/6 patients). In June 2023, we presented data at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) Annual Meeting from 64 evaluable, relapsed, or refractory multiple myeloma (MM) patients. Of these patients, 28 received the optimal dose of >60 mCi and demonstrated an overall response rate (ORR) of 32%, a clinical benefit rate (CBR) of 75% and a disease control rate (DCR) of 85.7%.

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

In May 2020, we announced that the FDA granted Fast Track Designation for iopofosine in WM in patients having received two or more prior treatment regimens.

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

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, the iDMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The iDMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over 5 months of PFS. In November 2020, we announced clinical data providing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that the data show disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 study in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than two subjects. The Part A portion of this Phase 1 study has concluded and part B is initiating to determine the appropriate dosing regimen in pediatric patients with r/r HGG. In 2022, the NCI award Cellectar a $1.9M SBIR Phase 2 grant to explore iopofosine in pediatric HGG. With this support, the company announced the initiation of a Phase 1b dose-finding study in pediatric high-grade gliomas (pHGGs) in the third quarter of 2023.

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

Three Months Ended June 30, 2023 and 2022

Research and Development. Research and development expense for the three months ended June 30, 2023 was approximately $6,308,000, compared to approximately $4,499,000 for the three months ended June 30, 2022.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Variance
Clinical project costs	$2,284,000	$2,454,000	$(170,000)
Manufacturing and related costs	2,258,000	1,353,000	905,000
Pre-clinical project costs	33,000	120,000	(87,000)
General research and development costs	1,733,000	572,000	1,161,000
	$6,308,000	$4,499,000	$1,809,000

The overall increase in research and development expense of approximately $1,809,000, or 40%, was primarily a result of increased manufacturing and related costs of approximately 905,000 related to production sourcing and general research and development costs of approximately $1,161,000 due to an increase in personnel, and a reduction in clinical project cost and pre-clinical project costs.

General and administrative. General and administrative expense for the three months ended June 30, 2023 was approximately $1,986,000, compared to approximately $2,937,000 for the same period in 2022. The overall decrease in general and administrative expense of $951,000, or 32%, was primarily driven by a decrease in professional fees and personnel costs.

Six Months Ended June 30, 2023 and 2022

Research and Development. Research and development expense for the six months ended June 30, 2023 was approximately $12,963,000, compared to approximately $8,386,000 for the three months ended June 30, 2022.

The following table is a summary comparison of approximate research and development costs for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	Variance
Clinical project costs	$4,909,000	$3,916,000	$993,000
Manufacturing and related costs	4,175,000	2,268,000	1,907,000
Pre-clinical project costs	216,000	180,000	36,000
General research and development costs	3,663,000	2,022,000	1,641,000
	$12,963,000	$8,386,000	$4,577,000

The overall increase in research and development expense of approximately $4,577,000, or 55%, was primarily a result of increased manufacturing and related costs of approximately $1,907,000 related to production sourcing, increased clinical project costs of approximately $993,000 driven by the timing of the activities related to our pivotal trial, and higher general research and development costs of approximately $1,641,000 due to an increase in personnel.

General and administrative. General and administrative expense for the six months ended June 30, 2023 was approximately $4,037,000, compared to approximately $5,190,000 for the same period in 2022. The overall decrease in general and administrative expense of $1,153,000, or 22%, was primarily driven by a decrease in professional fees and personnel costs.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the six months ended June 30, 2023, we generated a net loss of approximately $16.8 million, and used approximately $14.7 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of June 30, 2023, our consolidated cash balance was approximately $5.2 million. We believe our cash balance as of June 30, 2023 is adequate to fund our basic budgeted operations into the fourth quarter of 2023. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and our ability to meet the continued listing standards of Nasdaq, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2023, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2023, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 9, 2023 pursuant to Section 13 or 15(d) of the Exchange Act. That information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Filedwith this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Cellectar Biosciences, Inc. 2021 Stock Incentive Plan, as Amended		8-K	June 29, 2023	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 14, 2023	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer