Form 10-Q
period 2023-09-30
Cellectar Biosciences, Inc.
filed 2023-11-13
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 12,288,325 shares of common stock, $0.00001 par value per share, as of November 10, 2023.

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could,” “would,” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,986,443	$19,866,358
Prepaid expenses and other current assets	1,123,467	663,243
Total current assets	20,109,910	20,529,601
Fixed assets, net	893,509	418,641
Right-of-use asset, net	517,566	560,334
Long-term assets	23,566	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$21,550,765	$21,589,790

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,814,590	$5,478,443
Warrant liability	8,600,000	—
Lease liability	56,263	50,847
Total current liabilities	16,470,853	5,529,290
Long-term lease liability, net of current portion	512,750	552,981
TOTAL LIABILITIES	16,983,603	6,082,271
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series E-1 preferred stock: 1,225 issued and outstanding as of September 30, 2023, and none as of December 31, 2022 (Note 3)	17,920,000	—
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.00001 par value; 7,000 shares authorized; Series D preferred stock: 111 issued and outstanding as of September 30, 2023, and December 31, 2022	1,382,023	1,382,023
Common stock, $0.00001 par value; 160,000,000 shares authorized; 9,918,384 and 9,385,272 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	99	94
Additional paid-in capital	195,298,922	193,624,445
Accumulated deficit	(210,033,882)	(179,499,043)
Total stockholders’ (deficit) equity	(13,352,838)	15,507,519
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY	$21,550,765	$21,589,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
COSTS AND EXPENSES:
Research and development	$7,312,504	$5,380,190	$20,275,004	$13,765,846
General and administrative	2,100,956	2,435,296	6,137,760	7,625,391
Total costs and expenses	9,413,460	7,815,486	26,412,764	21,391,237

LOSS FROM OPERATIONS	(9,413,460)	(7,815,486)	(26,412,764)	(21,391,237)

OTHER (EXPENSE) INCOME:
Warrant issuance expense	(470,000)	—	(470,000)	—
Loss on revaluation of warrants	(3,900,000)	—	(3,900,000)	—
Interest income, net	51,110	4,164	247,925	5,075
Total other income	(4,318,890)	4,164	(4,122,075)	5,075
NET LOSS	$(13,732,350)	$(7,811,322)	$(30,534,839)	$(21,386,162)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.21)	$(1.28)	$(2.71)	$(3.50)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	11,308,738	6,110,119	11,277,231	6,110,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	(Deficit) Equity
BALANCE AT DECEMBER 31, 2021	111	$1,382,023	6,110,126	$61	$182,560,859	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	303,805	—	303,805
Net loss	—	—	(1)	—	—	(6,139,797)	(6,139,797)
BALANCE AT MARCH 31, 2022	111	$1,382,023	6,110,125	$61	$182,864,664	$(157,037,586)	$27,209,162
Stock-based compensation	—	—	—	—	419,953	—	419,953
Retired Shares	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(7,435,043)	(7,435,043)
BALANCE AT JUNE 30, 2022	111	$1,382,023	6,110,123	$61	$183,284,617	$(164,472,629)	$20,194,072
Stock-based compensation	—	—	—	—	367,759	—	367,759
Retired Shares	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(7,811,322)	(7,811,322)
BALANCE AT SEPTEMBER 30, 2022	111	$1,382,023	6,110,119	$61	$183,652,376	$(172,283,951)	$12,750,509

BALANCE AT DECEMBER 31, 2022	111	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519
Stock-based compensation	—	—	—	—	408,206	—	408,206
Conversion of pre-funded warrants into common shares	—	—	355,235	3	—	—	3
Net loss	—	—	—	—	—	(8,581,267)	(8,581,267)
BALANCE AT MARCH 31, 2023	111	$1,382,023	9,740,507	$97	$194,032,651	$(188,080,310)	$7,334,461
Stock-based compensation	—	—	—	—	419,757	—	419,757
Net loss	—	—	—	—	—	(8,221,222)	(8,221,222)
BALANCE AT JUNE 30, 2023	111	$1,382,023	9,740,507	$97	$194,452,408	$(196,301,532)	$(467,004)
Stock-based compensation	—	—	—	—	497,878	—	497,878
Exercise of warrants into common shares	—	—	177,877	2	348,636	—	348,638
Net loss	—	—	—	—	—	(13,732,350)	(13,732,350)
BALANCE AT SEPTEMBER 30, 2023	111	$1,382,023	9,918,384	$99	$195,298,922	$(210,033,882)	$(13,352,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,534,839)	$(21,386,162)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	122,415	110,276
Stock-based compensation expense	1,325,841	1,091,517
Noncash lease expense	42,768	66,547
Loss on disposal of fixed assets	—	3,386
Warrant issuance expense	470,000	—
Loss on revaluation of warrants	3,900,000	—
Changes in:
Prepaid expenses and other current assets	(408,790)	(108,451)
Lease liability	(34,815)	(99,772)
Accounts payable and accrued liabilities	2,336,146	2,512,121
Cash used in operating activities	(22,781,274)	(17,810,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(597,282)	(108,115)
Cash used in investing activities	(597,282)	(108,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	348,641	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	22,150,000	—
Cash provided by financing activities	22,498,641	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(879,915)	(17,918,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,986,443	$17,785,322

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

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $210,034,000 as of September 30, 2023. During the nine months ended September 30, 2023, the Company generated a net loss of approximately $30,535,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. The Company believes that its cash balance as of September 30, 2023, is adequate to fund its basic budgeted operations into the second quarter of 2024. The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the operating results, cash flows, and financial position of the Company as of and for the period ended September 30, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of the warrant liability, the valuation of debt and equity instruments, the valuation of stock options issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Because of the significant value of leasehold improvements purchased, leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property and equipment. The Company periodically evaluates long-lived assets for potential impairment. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. There were no long-lived fixed asset impairment charges recorded during the nine months ended September 30, 2023.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2023 and December 31, 2022.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable, warrant liabilities, and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets, and accounts payable approximate their fair value as a result of their short-term nature. (See Note 2)

Warrants — The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Valuation changes, as well as the cost to issue the warrants, are included in Other (Expense) Income in the accompanying Condensed Consolidated Statements of Operations. If these instruments are initially classified as liabilities and subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity.

Preferred Stock — The Company accounts for preferred stock based upon their specific terms and the authoritative guidance in ASC 480 and ASC 815, including whether they are freestanding instruments, whether any redemption or conversion aspects exist and how they are required to be settled (particularly if there is a cash settlement aspect), whether they contain characteristics that are predominantly debt-like or equity-like, whether they have embedded derivatives, and if they have redemption features. Based upon analysis of these criteria, the preferred stock will be classified as either debt, temporary (or “mezzanine”) equity, or permanent equity. The resultant classification is then evaluated quarterly to determine whether any change to the classification is required.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2023 and December 31, 2022 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2023, and December 31, 2022, uninsured cash balances totaled approximately $18,486,000 and $19,400,000, respectively.

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

During the three months ended September 30, 2023, the Company received approximately $667,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses. During the nine months ended September 30, 2023, the Company received approximately $1,314,000 in NCI grants, all of which was reported as a reduction of research and development expenses.

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

In September 2023 the Company issued warrants to purchase shares of preferred stock which, on an as-converted basis, represent an aggregate of 21,025,641 shares of common stock (the September 2023 Warrants) (see Note 3). The fair value of the September 2023 Warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the September 2023 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. Due to the nature of these inputs and the valuation technique utilized, these warrants are classified within the Level 3 hierarchy. The Warrant Liability of $8,600,000 presented on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, consists entirely of the estimated value of the September 2023 Warrants.

The following table summarizes the modified option-pricing assumptions used on September 8, 2023, which was the date of issuance, and September 30, 2023:

	September 8	September 30
Volatility	83.0-84.0%	83.0-84.0%
Risk-free interest rate	4.39-5.53%	4.61-5.55%
Expected life (years)	0.4-5.0	0.3-5.0
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy from September 8, 2023, which was the date of issuance, through September 30, 2023:

Level 3
Beginning fair value of warrants	$4,700,000
Loss from change in fair value	3,900,000
September 30, 2023 fair value of warrants	$8,600,000

3. STOCKHOLDERS’ EQUITY

September 2023 Private Placement

On September 8, 2023, in a private placement with certain institutional investors, the Company issued 1,225 shares of Series E-1 preferred stock, along with Tranche A warrants to purchase 2,205 shares of Series E-3 preferred stock and Tranche B warrants to purchase 1,715 shares of Series E-4 preferred stock. Shares of Series E preferred stock were issued at a fixed price of $20,000 per share, resulting in gross proceeds of $24.5 million and net proceeds of approximately $22.1 million after placement agent fees and other customary expenses.

The private placement is subject to approval by the Company’s stockholders. Upon approval (Note 9), the Series E-1 preferred stock will convert into either Series E-2 preferred stock and/or common stock. The conversion prices for the preferred stock are as follows: for the Series E-1 or E-2 preferred stock, $1.82 per share of common stock, or a total of 13,461,538 shares of common stock; for the Series E-3 preferred stock, $3.185 per share of common stock, or a total of 13,846,154 shares of common stock; and for the Series E-4 preferred stock, $4.7775 per share of common stock, or a total of 7,179,487 shares of common stock, in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The two tranches of warrants are exercisable as follows:

●	Tranche A warrants, for an aggregate exercise price of approximately $44.1 million, that are exercisable for Series E-3 preferred stock until the earlier of September 6, 2026, or 10 days following the Company's announcement of positive top-line data from the WM CLOVER-WaM pivotal trial; and,
●	Tranche B warrants, for an aggregate exercise price of approximately $34.3 million, that are exercisable for Series E-4 preferred stock until the earlier of September 6, 2028, or 10 days following the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131.

The Series E-1 preferred stock has a redemption feature; therefore, it has been classified as mezzanine equity in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023. This feature only applies to the Series E-1 preferred stock; upon stockholder approval of the transaction the redemption feature will no longer exist (Note 9). The Series E-1 preferred stock is considered a freestanding instrument, as are the Tranche A and Tranche B warrants, however the warrants are not freestanding from each other and are considered one unit for accounting purposes.

The Series E-1 preferred stock also has a liquidation preference, which is calculated as an amount per share equal to the greater of (i) two times (2X) the Original Per Share Price, together with any declared, unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series E-1 preferred stock been converted into Common Stock immediately prior to such Liquidation. While the Series E-1 preferred stock is outstanding, both the Tranche A and Tranche B warrants are considered puttable by virtue of the liquidation preference impacting the disposition of these warrants in the event of a liquidation. In accordance with the guidance in Accounting Standards Codification section 480, a puttable warrant is deemed to be a liability. All such liabilities are required to be presented at fair value, with changes being reflected in financial results for the period. As a result, the net proceeds, as reduced by the direct costs of the financing, are allocated first to the warrant liability at fair value, with the residual amount presented in mezzanine equity in the accompanying Condensed Consolidated Balance Sheets, and the change in the value of the warrants from the date of issuance to the end of the fiscal period is reflected in the accompanying Condensed Consolidated Statements of Operations.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and common warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and common warrants to purchase an aggregate of 1,875,945 shares of common stock. The common warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant has a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses. During the nine months ended September 30, 2023, 355,235 pre-funded warrants were converted into 355,235 shares of common stock. There were no pre-funded warrants exercised during the three months ended September 30, 2023. During the three months and nine months ended September 30, 2023, 177,877 common warrants were exercised for proceeds of $348,638.

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

In conjunction with the October 2022 offering, the Company filed a prospectus supplement suspending the ATM program. The Company will not make any sales of its common stock pursuant to the Equity Distribution Agreement unless and until a new registration statement of Form S-3 and a new prospectus supplement are filed with the SEC; however, the Equity Distribution Agreement remains in effect.

Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2023:

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2023 Tranche A Preferred Warrants	13,846,154	$3.185	September 8, 2026	(1)
2023 Tranche B Preferred Warrants	7,179,487	$4.7775	September 8, 2028	(1)
2022 Common Warrants	4,973,221	$1.96	October 25, 2027
2022 Pre-Funded Warrants	1,520,710	$0.00001	N/A
June 2020 Series H Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Warrants	201,800	$24.00	May 20, 2024
October 2017 Series D Warrants	31,085	$178.00	October 14, 2024
Total	28,668,953

(1)	These warrants are described further under the caption “September 2023 Private Placement” above.

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

As of September 30, 2023, there were an aggregate of 351,254 shares available for future grants under the 2021 Plan.

During the nine months ended September 30, 2023 and 2022, options granted were 1,542,000 and 340,250, respectively.

The following table summarizes the expense for stock-based compensation related to stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Employee and director stock option grants:
Research and development	$89,172	$37,211	$227,896	$123,638
General and administrative	408,706	330,548	1,097,945	967,879
Total stock-based compensation	$497,878	$367,759	$1,325,841	$1,091,517

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

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months or nine months ended September 30, 2023 or 2022 because the Company has experienced losses on a tax basis since inception. Because of the limited operating history, continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the nine months ended September 30, 2023 and September 30, 2022, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Nine Months Ended
	September 30,
	2023		2022
Warrants	27,148,243	(1)	1,563,381
Preferred shares as convertible into common stock	111,111		111,111
Stock options	2,280,756		654,263
Total potentially dilutive shares	29,540,110		2,328,755

(1)	As of September 30, 2023 the Convertible Preferred Series E-1 Shares were not convertible, pending stockholder approval of the transaction and are therefore excluded from this table.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2023:

Years ending September 30,
2023	$35,000
2024	132,000
2025	147,000
2026	150,000
2027	153,000
Thereafter	207,000
Total undiscounted lease payments	824,000
Less: Imputed interest	(255,000)
Present value of lease liabilities	$569,000

9. SUBSEQUENT EVENT

September 2023 Private Placement Approval

The Company held a Special Meeting of Stockholders on October 25, 2023, for the purpose of presenting three proposals to the stockholders for approval. The first proposal was to request the stockholders approve the potential issuance in excess of 19.99% of currently outstanding common stock upon the conversion of the Series E preferred stock at less than the “minimum price” under Nasdaq Listing Rule 5635(d), and which may be deemed a “change of control” under Nasdaq Listing Rule 5635(b). The second proposal was to request the stockholders approve an increase in the Company’s authorized common stock from 160,000,000 to 170,000,000. The third proposal was to support the adjournment of the meeting in the event additional votes needed to be solicited. The stockholders approved all three proposals at the meeting.

Stockholder approval for the September 2023 Private Placement automatically causes the Series E-1 preferred stock to convert into either Series E-2 preferred stock or common stock. This eliminates the liquidation preference and redemption rights associated with the Series E-1 preferred stock.

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

The study is expected to enroll at least 50 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial will receive up to 4-doses of iopofosine over two cycles (cycle one days 1, 15, and cycle two days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) as defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment free survival (treatment free remission), duration of response and progression free survival. An independent data monitoring committee (IDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experienced a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believe this design is aligned with the feedback received from the FDA during the guidance meeting held in September 2020. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of 50 patients. Based upon this agreement the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and iDMC determined the study exceeded the futility threshold and that the CST threshold was not met therefore the study should continue to enroll with no change to the dosing regimen. We have completed site enrollment, and expect to release top-line data from the study in January 2024.

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

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers:

●	CLR 1900 Series is an internally developed proprietary PDC program leveraging a novel small molecule cytotoxic compound as the payload. The payload inhibits mitosis (cell division) and targets a key pathway required to inhibit rapidly dividing cells that results in apoptosis. We believe that this program could produce a product candidate targeted to select solid tumors. Currently, the program is in early preclinical development and if we elect to progress any molecules further, we will select preferred candidates.
●	CLR 12120 Series is an alpha emitting radio-conjugate program. A collaboration with Orano Med was initiated to validate the potential of this class of PDC radio-conjugates and for the potential development of novel PDCs utilizing Orano Med’s unique alpha emitter, lead 212 conjugated to our phospholipid ether. The companies evaluated the new PDCs in three oncology indications. The collaboration successfully met its goals with the in vivo animal data demonstrating that the PDC combined with an alpha emitting radioisotope resulted in significant reduction in tumor volumes in all animal models tested. Cellectar is now focused on utilizing this series in combination with actinium and astatine.
●	The collaboration with IntoCell Inc., successfully met its agreed upon endpoint. The collaboration provided significant data which has led Cellectar to select a series of highly potent cytotoxic small molecule payloads for further development.
●	Co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company, to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

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

Three Months Ended September 30, 2023 and 2022

Research and Development. Research and development expense for the three months ended September 30, 2023 was approximately $7,313,000, compared to approximately $5,380,000 for the three months ended September 30, 2022.

The following table is a summary comparison of approximate research and development costs for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Variance
Clinical project costs	$3,412,000	$3,720,000	$(308,000)
Manufacturing and related costs	2,832,000	1,049,000	1,783,000
Pre-clinical project costs	206,000	89,000	117,000
General research and development costs	863,000	522,000	341,000
	$7,313,000	$5,380,000	$1,933,000

The overall increase in research and development expense of approximately $1,933,000, or 36%, was primarily a result of increased manufacturing and related costs of approximately $1,783,000 related to production sourcing and general research and development costs of approximately $341,000 due to an increase in personnel offset by a reduction in clinical project cost of approximately $308,000.

General and administrative. General and administrative expense for the three months ended September 30, 2023 was approximately $2,101,000, compared to approximately $2,435,000 for the same period in 2022. The overall decrease in general and administrative expense of $334,000, or 14%, was primarily driven by a decrease in professional fees offset by a slight increase in personnel costs.

Nine Months Ended September 30, 2023 and 2022

Research and Development. Research and development expense for the nine months ended September 30, 2023 was approximately $20,275,000, compared to approximately $13,766,000 for the nine months ended September 30, 2022.

The following table is a summary comparison of approximate research and development costs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Variance
Clinical project costs	$10,235,000	$9,715,000	$520,000
Manufacturing and related costs	7,007,000	3,011,000	3,996,000
Pre-clinical project costs	422,000	191,000	231,000
General research and development costs	2,611,000	849,000	1,762,000
	$20,275,000	$13,766,000	$6,509,000

The overall increase in research and development expense of approximately $6,509,000, or 47%, was primarily a result of increased manufacturing and related costs of approximately $3,996,000 related to production sourcing, increased clinical project costs of approximately $508,000 driven by the timing of the activities related to our pivotal trial, and higher general research and development costs of approximately $1,762,000 due to an increase in personnel and professional fees.

General and administrative. General and administrative expense for the nine months ended September 30, 2023 was approximately $6,138,000, compared to approximately $7,625,000 for the same period in 2022. The overall decrease in general and administrative expense of $1,487,000, or 20%, was primarily driven by a decrease in professional fees offset by a slight increase in personnel costs.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the nine months ended September 30, 2023, we generated a net loss of approximately $30.5 million, and used approximately $23 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of September 30, 2023, our consolidated cash balance was approximately $19 million. We believe our cash balance as of September 30, 2023 is adequate to fund our basic budgeted operations into the second quarter of 2024. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and our ability to meet the continued listing standards of Nasdaq, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Change in Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q. There were no material changes to the significant accounting policies during the nine months ended September 30, 2023, except for the addition of the accounting policies for warrants and preferred stock. See Item 4 below.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive office and principal accounting officer, respectively) maintains “disclosure controls and procedures,” as such terms are defined in Rules 13a 15(e) and 15d 15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2023, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the material weakness identified below.

The material weakness described herein did not result in any identified misstatements to the financial statements, and there were no changes to our historical consolidated financial statements. Notwithstanding such material weakness, our consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

During the period ended September 30, 2023, management identified a material weakness in our internal control over financial reporting due to the fact that we failed to design and implement adequate internal controls over financial reporting as it relates to the proper fair value methodologies and assumptions used to value Level 3 instruments. Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness described above.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2023, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting other than the material weakness and related remediation measures as described above.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the material weakness and related remediation measures as described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Elimination of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock		8-K	September 8, 2023	3.1

3.2	Amendment No. 1 to Certificate of Designation of the Series D Preferred Stock		8-K	September 8, 2023	3.2

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Voting Preferred Stock		8-K	September 8, 2023	3.3

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Cellectar Biosciences, Inc.		8-K	October 27, 2023	3.1

4.3	Form of Tranche A Warrant		8-K	September 8, 2023	4.3

4.4	Form of Tranche B Warrant		8-K	September 8, 2023	4.4

10.1	Form of Securities Purchase Agreement, dated September 5, 2023, by and among the Company and the purchasers named therein		8-K	September 8, 2023	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 13, 2023	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer