Form 10-K
period 2023-12-31
Cellectar Biosciences, Inc.
filed 2024-03-27
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 001-36598

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was $18,922,339.

As of March 21, 2024, there were 32,260,510 shares of the registrant’s $0.00001 par value common stock outstanding.

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

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans for iopofosine I 131 (iopofosine, also known as CLR 131), CLR 1900 series, CLR 2000 series, and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;
●	any disruptions at our sole supplier of iopofosine;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	the future impacts of the COVID-19 pandemic on our business, employees, operating results, ability to recruit patients for clinical studies, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, including the COVID-19 pandemic, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the U.S. on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

Our lead PDC therapeutic, iopofosine I 131 (iopofosine) is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and radiotherapeutics. Our CLOVER-WaM Phase 2 pivotal study of iopofosine in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM) has completed, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 Investigator-initiated study conducted by the University of Wisconsin Madison of iopofosine I 131 in combination with external beam radiation in patients with recurrent head and neck cancer has also completed. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial resulting from medical problems that may not be related to clinical trial treatments.

The CLOVER-1 Phase 2 study, conducted in r/r B-cell malignancies, met the primary efficacy endpoints from the Part A dose-finding portion. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is ongoing.

The CLOVER-WaM study was a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a Bruton tyrosine kinase inhibitor (BTKi). The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-WaM was a single-arm study with a target enrollment of 50 patients. Topline safety data was reported on 45 patients meeting criteria for the modified Intent to Treat (mITT) population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (41) is defined as patients who are in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a major response rate (MRR) of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved an 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company's previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

The CLOVER-2 Phase 1a pediatric study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory malignant solid tumors (neuroblastoma, Ewing’s sarcoma, osteosarcoma, and rhabdomyosarcoma) and lymphoma or recurrent or refractory malignant brain tumors (high grade glioma, glioblastoma, etc.) for which there are no standard treatments. The study was conducted internationally at seven leading pediatric cancer centers. The CLOVER-2 Phase 1b pediatric study is an open-label, dose finding study evaluating the activity of two different doses and dosing regimens of iopofosine in children and adolescents with r/r malignant brain tumors (high grade gliomas). This study is partially funded (~$2M) by a National Institutes of Health SBIR grant from the National Cancer Institute.

The U.S. Food and Drug Administration (FDA) granted iopofosine Fast Track Designation for lymphoplasmacytic lymphoma (LPL) and WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted ODD to iopofosine for treatment of r/r MM and WM, as well as PRIME designation for WM.

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

Our product pipeline also includes a PDC-based alpha-emitter radiotherapeutic series (CLR12120) in IND enabling studies, preclinical PDC small molecule chemotherapeutic programs, an oligo-conjugate program, a peptide-conjugate program, and several partnered PDC assets. We are evaluating the CLR 12120 series with multiple alpha emitting isotopes, such as actinium and astatine in both solid and hematologic malignancies. The other programs are being developed for solid tumors.

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

Our PDC platform is designed to provide selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor; a primary tumor, or a metastatic tumor; and cancer stem cells. The PDC platform’s mechanism of entry is designed not to rely upon a specific cell surface epitope or antigen as are required by other targeted delivery platforms but rather a unique change in the tumor cell membrane. Our PDC platform takes advantage of a metabolic pathway (beta oxidation) utilized by nearly all tumor cell types in all stages of the tumor cycle. Tumor cells modify the cell membrane to create specific, highly organized microdomains by which to transport lipids and long chain fatty acids into the cytoplasm, as a result of the utilization of this metabolic pathway. Our PDCs are designed to bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which we believe can enhance drug efficacy. The direct intracellular delivery allows our molecules to avoid the specialized, highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver payloads that previously could not be delivered in this targeted manner. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number presented on the cell surface, limiting total potential uptake and resulting in heterogenous uptake across the tumor, have longer cycling time from internalization to relocation on the cell surface, again diminishing their availability for binding, and are not present on all of the tumor cells because of the heterogenous nature of cancer cells, further increasing the unequal distribution of the drug across the tumor. This means a subpopulation of tumor cells always exists that cannot be addressed by therapies targeting specific surface epitopes. Additionally, the epitope utilized is also present on other normal tissue, resulting in off-target toxicities.

Beyond the benefits provided by the mechanism of entry, the PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery, a more uniform delivery, and the ability to target all types of tumor cells. As a result, we believe that we can create PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while also reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. Our iterative process allows us to rapidly and systematically produce multiple generations of incrementally improved targeted drug candidates without the expense of having to generate significant compound libraries.

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine was recently evaluated in the completed CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, while evaluation is ongoing in a Phase 2b study in r/r MM and CNS lymphoma patients and the CLOVER-2 Phase 1b study for pediatric patients with high grade gliomas. Adverse events across all studies have been largely restricted to fatigue (39%), and cytopenias; specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (56%), and lymphopenia (34%). Fatalities resulting from infection have occurred in patients treated with iopofosine.

The CLOVER-WaM pivotal Phase 2b study completed enrollment of WM patients that have received at least two previous lines of therapy including those that failed or had a suboptimal response to a BTKi therapy in 4Q 2023. Topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a MRR of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed-upon statistical hurdle of 20%. The ORR in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company's previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients in triple class, quad- and penta-drug refractory patients, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM and to determine maximum tolerated dose (MTD), and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the first half of 2025. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

The CLOVER-2 Phase 1a pediatric study was conducted internationally at seven leading pediatric cancer centers. The study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The maximum tolerated dose was determined to be greater than 60mCi/m2 administered as a fractionated dose. CLOVER-2 Phase 1b study is an open-label, international dose-finding study evaluating two different doses and dosing regiments of iopofosine in r/r pediatric patients with high grade gliomas. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act.

In December 2014, the FDA granted ODD for iopofosine for the treatment of MM. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. In May 2019, the FDA granted Fast Track Designation for iopofosine for the treatment of MM and in July 2019 for the treatment of DLBCL. In September 2019 iopofosine received ODD from the European Union for MM. In December 2019, the FDA and the European Union each granted ODD for iopofosine for the treatment of WM. In September 2023, the European Union granted PRIME designation for iopofosine for the treatment of r/r WM. The FDA granted Fast Track designation for iopofosine for the treatment of r/r LPL and WM in May 2020.

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

CLOVER-WaM: Phase 2 Pivotal Study in: Patients with r/r Waldenstrom’s Macroglobulinemia

We participated in a Type C guidance meeting with the FDA in September 2020. The results of that guidance meeting provided us with an agreed upon path for conducting the CLOVER-WaM study; a single arm, pivotal study in WM patients that have received and relapsed or were refractory to two prior lines of therapy, including having failed or had a suboptimal response to BTKi therapy. WM is a rare, indolent, and incurable form of non-Hodgkin’s lymphoma (NHL) that is composed of a patient population in need of new and better treatment options.

The study enrolled 65 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial received 4-doses of iopofosine over two cycles (cycle one: days 1, 15, and cycle two: days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment-free survival (treatment-free remission), duration of response and progression-free survival. An independent data monitoring committee (iDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experienced a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believe this design aligned with the feedback received from the FDA during the guidance meeting held in September 2020 and subsequent interactions. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of approximately 50 patients in the mITT population (>60mCi TBD). Based upon this agreement, the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and the iDMC determined the study exceeded the futility threshold and that the CST threshold was not met, therefore the study should continue to enroll with no change to the dosing regimen. The study achieved full enrollment in the fourth quarter 2023 and topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Among mITT patients, median age was 71 years, median IgM level prior to treatment with iopofosine was 2,185, 90% were refractory to either a BTKi (18/36 50%) or anti-CD20 therapy (18/41 40%), with 26.7% multiclass refractory, and 80% of patients were previously treated with a BTKi therapy. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER WaM study met its primary endpoint with a major response rate (MRR) of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved an 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company's previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

The study’s primary endpoint was clinical benefit response (CBR), with secondary endpoints of ORR, PFS, time to next treatment (TtNT), median Overall Survival (mOS), DOR and other markers of efficacy following patients receiving one of three TBDs of iopofosine (<50mCi, ~50mCi and >60mCi), with the option for a second cycle approximately 75-180 days later. Dosages were provided either as a single bolus or fractionated (the assigned dose level split into two doses) given day 1 and day 15. Over the course of the study the dosing regimen of iopofosine advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2). Adverse events occurring in at least 25% of subjects were fatigue (39%) and cytopenias, specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (51%), and lymphopenia (25%). Serious adverse events occurring in greater than 5% of subjects were restricted to thrombocytopenia (9%) and febrile neutropenia (7.5%).

Phase 2a Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Patients in the r/r WM cohort all received TBD of ≥ 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Current data from our Phase 2a CLOVER-1 clinical study show a 100% ORR in six WM patients and an 83.3% major response rate with one patient achieving a complete response (CR), which reached 39 months post-last treatment. While median treatment free survival (TFS), also known as treatment free remission (TFR), and DOR have not been reached, the average treatment TFS/TFR is currently at 330 days. We believe this may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date. Based on study results to date, patients continue to tolerate iopofosine well, with the most common adverse events being cytopenias and fatigue.

Phase 2a Study: Patients with r/r Multiple Myeloma Cohort

In September 2020, we announced that a 40% ORR was observed in the subset of refractory MM patients deemed triple class refractory who received 60 mCi or greater TBD. Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of Cellectar’s CLOVER-1 study and additional patients enrolled in Part B from March through May 2020 and received >60mCi TBD (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Patients with MM received 40 mg of dexamethasone concurrently beginning within 24 hours of the first CLR 131 infusion. All MM patients enrolled in the expansion cohort are required to be triple class refractory. The additional six patients enrolled in 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a TBD of > 60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving > 60 mCi typically exhibit greater responses. Based on study results to date, patients continue to tolerate iopofosine well, with the most common and almost exclusive treatment-emergent adverse events are cytopenias, such as thrombocytopenia, neutropenia, and anemia.

In December 2021, we presented data from 11 MM patients from our ongoing Phase 2 CLOVER-1 study in a poster at the American Society of Hematology (ASH) Annual Meeting and Exposition. The MM patients were at least triple class refractory (defined as refractory to an immunomodulatory agent, proteasome inhibitor and monoclonal antibody) with data current as of May 2021. Patients had a median of greater than 7 prior therapies with 50% classified as high risk. Initial results in these patients showed an ORR of 45.5%, a CBR of 72.7%, and a disease control rate (DCR) of 100%. Median PFS was 3.4 months. In a subset of five quad/penta drug refractory patients, efficacy increased, demonstrating an ORR of 80% and CBR of 100% in this highly treatment refractory group. The most commonly observed treatment emergent adverse events were cytopenias that included Grade 3 or 4 thrombocytopenia (62.5%), anemia (62.5%), neutropenia (62.5%) and decreased white blood cell count (50%). Treatment emergent adverse events were mostly limited to bone marrow suppression in line with prior observations. No patients experienced treatment emergent adverse events of neuropathy, arrhythmia, cardiovascular event, bleeding, ocular toxicities, renal function, alterations in liver enzymes, or infusion-site reactions or adverse events. We continue to enrich the r/r MM patient cohort with patients that are even more refractory, specifically enrolling patients that are quad-class refractory (triple class plus refractory to any of the recent approved product classes) and have relapsed post-BCMA immunotherapy. We reported in the Blood Cancer Journal in August 2022 that iopofosine demonstrated a 50% ORR in patients receiving >60mCi total administered dose (3/6 patients).

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

The most frequently reported adverse events in all patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events did not increase as doses were increased and the profile of cytopenias remained consistent. Importantly, our assessment is that these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade. Based upon iopofosine being well tolerated across all dose groups, the observed response rate, and especially in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the study has been expanded to test a two-cycle dosing optimization regimen with a target TBD >60 mCi/m2 of iopofosine.

In May 2020, we announced that the FDA granted Fast Track Designation for iopofosine in WM in patients having received two or more prior treatment regimens.

Phase 1 Study in Patients with r/r Multiple Myeloma

In February 2020, final results from a multicenter, Phase 1 dose escalation clinical trial of iopofosine in r/r MM were presented. The trial was designed to evaluate the safety and potential initial efficacy of iopofosine administered in an up to 30-minute I.V. infusion either as a single bolus dose or as a fractionated dose in heavily pretreated MM patients. The study enrolled a total of 26 evaluable patients at three trial sites. For the trial, which used a modified three-plus-three dose escalation design, 15 evaluable patients were dosed in single bolus doses from 12.5mCi/m2 up to 31.25mCi/m2 (TBD 20.35-59.17 mCi) and 11 evaluable patients were dosed in fractionated dosing cohorts of 31.25mCi/m2 to 40mCi/m2 (TBD 54.915-89.107 mCi). An iDMC did not identify dose-limiting toxicities in any cohort. Of the 26 evaluable patients in the trial, a partial response was observed in 4 of 26 patients (15.4%) and stable disease or minimal response in 22 of 26 patients (84.6%), for a disease control rate of 100%. A significant decrease in M-protein and free light chain (FLC) was also observed.

Iopofosine in combination with dexamethasone was under investigation in adult patients with r/r MM. MM is an incurable cancer of the plasma cells and is the second most common form of hematologic cancer. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical study was a standard three-plus-three dose escalation safety study to determine the maximum tolerable dose. We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a 50% or greater decrease in M protein or to 50% or greater decrease in FLC levels (for patients in whom M protein is unmeasurable). Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, FLC, PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. An iDMC assessed the safety of iopofosine up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a TBD of ~63 mCi. The four single dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four were assessed as achieving stable disease and one patient progressed at Day 15 after administration and was taken off the study. Of the five patients admitted to the second cohort, all five were assessed as achieving stable disease; however, one patient progressed at Day 41 after administration and was taken off the study. Four patients were enrolled to the third cohort, and all were assessed as achieving stable disease. In September 2017, we announced safety and tolerability data for cohort 4, in which patients were treated with a single infusion up to 30-minutes of 31.25mCi/m2 of iopofosine, which was tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this study to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

Cohorts five and six received fractionated dosing of 31.25 mCi/m2(~62.5mCi TBD) and 37.5 mCi/m2 (~75mCi TBD), each administered on day 1 and day 8. Following the determination that all prior dosing cohorts were tolerated, we initiated a cohort seven utilizing a 40mCi/m2 (~95mCi TBD) fractionated dose administered 20mCi/m2 (~40mCi TBD) on days 1 and day 8. Cohort seven was the highest pre-planned dose cohort and subjects have completed the evaluation period. The study completed enrollment and the final clinical study report is expected in the first half of 2022. Adverse events occurring in at least 25% of subjects were fatigue (26%) and cytopenias, specifically, thrombocytopenia (90%), anemia (65%), neutropenia (55%), leukopenia (61%), and lymphopenia (58%). Serious adverse events occurring in greater than two subjects were restricted to febrile neutropenia n=3 (9.7%).

In May 2019, we announced that the FDA granted Fast Track Designation for iopofosine in fourth line or later r/r MM. Iopofosine is currently being evaluated in our ongoing CLOVER-1 Phase 2 clinical study in patients with r/r MM and other select B-cell lymphomas. Patients in the study received up to four, approximately 20-minute, IV infusions of iopofosine over 3 months, with doses given 14 days apart in each cycle and a maximum of two cycles. Low dose dexamethasone 40 mg weekly (20mg in patients ≥ 75), was provided for up to 12 weeks. The planned study enrollment was up to 80 patients. Its primary endpoint was clinical benefit rate (CBR), with additional endpoints of ORR, PFS, median overall survival (OS) and other markers of efficacy. Over the course of the study the dosing regimen of iopofosine advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2). Following treatment with iopofosine, approximately 91% of patients experience a reduction in tumor marker with approximately 73% experiencing greater than 37% reduction.

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

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, the iDMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The iDMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over five months of PFS. In November 2020, we announced clinical data providing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors and that the data show disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 study in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than 2 subjects. The Part A portion of this Phase 1 study has concluded, and part B has initiated to determine the appropriate dosing regimen in pediatric patients with r/r HGG. In 2022, the NCI awarded Cellectar a $1,900,000 SBIR Phase 2 grant to explore iopofosine in pediatric HGG.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant of $12,000,000 from the NCI and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining iopofosine and external beam radiation treatment (EBRT) with recurrent HNC in the fourth quarter of 2019. UWCCC has completed the part A portion of a safety and tolerability study of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory HNC. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with HNC typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 – 3 Gy daily doses over a six-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the study was to assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients. This portion of the study has fully enrolled, and data were reported at the ASTRO 2024 conference on March 2, 2024. Complete remission was achieved in 64% of patients, with an ORR of 73% (n=11). Prior to treatment with iopofosine I 131, six patients had multiple recurrence and one had metastatic disease, both of which are indicative of poor outcomes. Additionally, the study demonstrated durability of tumor control with an overall survival of 67% and progression free survival of 42% at 12 months. Eleven patients (92%) experienced a treatment-related adverse event. Treatment-related adverse events of grade 3 or higher occurring in 20% or more patients were thrombocytopenia (75%), lymphopenia (75%), leukopenia (75%), neutropenia (67%), and anemia (42%). Observed adverse events were consistent with the known toxicity profile of iopofosine I 131, with cytopenias being the most common. All patients recovered. We believe that these data support the notion of enhanced patient outcomes when combining the use of iopofosine I 131 in combination with external beam radiation for a treatment of solid tumors.

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers:

●	CLR 12120 Series is an alpha emitting radio-conjugate program. The company has validated the in vivo potential of alpha emitting phospholipid radioconjugates and their potential to treat highly refractory and difficult to treat solid tumors. Cellectar is currently progressing with a lead molecule using actinium-225 as the alpha emitting payload.
●	The company has developed a series of proprietary small molecule phospholipid drug conjugates. These programs employ either novel payload or novel linkers. Many of these molecules have demonstrated efficacy and tolerability in preclinical mouse models. The collaboration with IntoCell Inc., successfully met its agreed upon endpoint. The collaboration provided significant data which has led Cellectar to select a series of highly potent cytotoxic small molecule payloads for further development.
●	In collaboration with other parties, Cellectar has also validated that the PLE is capable of delivering peptide payloads and oligonucleotide (siRNA, mRNA, etc.) payloads to the tumors when delivered systemically. These molecules have also been shown to demonstrate activity and safety in multiple preclinical mouse models. Based upon these collaborations and the data, the company has initiated internal proprietary programs with each of these treatment modalities.

Technology Overview

Our product candidates are based on a cancer-targeting delivery platform of optimized phospholipid ether (PLE) analogs (phospholipid ether proprietary delivery vehicle) that interact with lipid rafts. Lipid rafts are specialized regions of a cell’s membrane phospholipid bilayer that contain high concentrations of cholesterol and sphingolipids and serve to organize cell surface and intracellular signaling molecules. As a result of enrichment and stabilization of lipid rafts in cancer cells, including cancer stem cells, our product candidates provide selective targeting preferentially to cancer cells over normal healthy cells. The cancer-targeting PLE delivery vehicle was deliberately designed to be combined with therapeutic, diagnostic and imaging molecules. For example, the cytotoxic radioisotope, iodine-131, can be attached via a stable covalent bond to the PLE resulting in our lead PDC, iopofosine. Non-radioactive molecules, including many classes of small molecule chemotherapeutic compounds, oligos, peptides and other molecules can also be attached to the delivery vehicle.

In parallel to advancing the clinical development of our lead PDC, iopofosine, in both adult and pediatric orphan indications, we remain focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized anti-cancer agent payloads. The objective is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads Other than CLR 12120, all are from non-radiotherapeutic treatment modalities, i.e. small-molecule, peptide, or oligonucleotide cancer-targeting chemotherapeutics in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

Malignant tumor targeting, including targeting of cancer stem cells, has been demonstrated in vivo in animal models as well as in clinical studies. Mice without intact immune systems and inoculated with Panc-1 (pancreatic carcinoma) cells, were injected with CLR 1502, 24 or 96 hours prior to imaging. In vivo optical imaging showed pronounced accumulation of CLR 1502 in tumors versus non-target organs and tissues. Similarly, positron emission tomography (PET) imaging of tumor-bearing animals (colon, glioma, triple negative breast, and pancreatic tumor xenograft models) administered the imaging agent CLR 124 clearly shows selective uptake and retention by both primary tumors and metastases, including cancer stem cells. PET/CT analysis following co-injection of iopofosine (for therapy) and CLR 124 (for imaging) revealed time-dependent tumor responses and disappearance over nine days in a cancer xenograft model. We believe that the capability of our technology to target and be selectively retained by cancer stem cells in vivo was demonstrated by treating glioma stem cell-derived orthotopic tumor-bearing mice with another fluorescent-labeled PDC (CLR 1501), and then removing the tumor and isolating cancer stem cells, which continued to display CLR 1501 labeling even after three weeks in cell culture.

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

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades. The goals of targeted cancer therapy — selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys — remain goals of new therapies as well. We believe our targeted delivery technology has the potential to achieve these goals. Iopofosine has been shown in animal models and various clinical studies to reliably, and near-universally, accumulate in cancer cells including cancer stem cells. This strategy has allowed us to take a multi-indication approach in the development and potential commercialization of iopofosine. To date, the Company has focused on rare cancers with significant unmet need including WM, MM, sarcomas, and HGG, among others.

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

Waldenstrom’s macroglobulinemia

WM is a rare and incurable disease defined by specific genotypic subtypes that defines patient responses and long-term outcomes. The U.S. annual incidence is 1,500 – 1,900 with prevalence of approximately 26,000 and 110,000 patients globally. WM is a lymphoma, or cancer of the lymphatic system. The disease occurs in a type of white blood cell called a B-lymphocyte or B-cell, which normally matures into a plasma cell that plays an important part in the body’s immune system by manufacturing immunoglobulins (antibodies) to help the body fight infection. In WM, there is a malignant change to the B-cell in the late stages of maturing, and it continues to proliferate into a clone of identical cells, primarily in the bone marrow but also in the lymph nodes and other tissues and organs of the lymphatic system. These clonal cells over-produce an antibody of a specific class called IgM.

WM cells have characteristics of both cancerous B-lymphocytes (NHL) and plasma cells (MM), and they are called lymphoplasmacytic cells. For that reason, WM is classified as a type of non-Hodgkin’s lymphoma called LPL. About 95% of LPL cases are WM; the remaining 5% do not secrete IgM and consequently are not classified as WM.

Several drugs have demonstrated activity either alone or in combinations but only a single class of BTKi’s, in the form of two drugs (ibrutinib and zanubrutinib), have received regulatory approval. Treatment is mainly focused on the control of symptoms and the prevention of organ damage. Front-line treatments for WM include rituximab alone or in combination with other agents, including ibrutinib. In the salvage therapy (second line or later) setting, BTKi’s, and other combinations are considered (bendamustine, proteosome inhibitors, etc.). Ibrutinib and zanubrutinib are the only drugs to receive regulatory approval (in 2015 and 2020, respectively) as a salvage therapy; in late 2019, ibrutinib was approved for front-line treatment in combination with rituximab. Factors such as long-term cytopenias, age, hyper-viscosity, the need for quick disease control, lymphadenopathy, co-morbidities, and IgM-related end-organ damage are key considerations in the choice of treatment.

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma is the second most common hematologic cancer with a U.S. incidence rate of 32,270 and a relapse or refractory patient population of 43,727. In 2022, Datamonitor Healthcare estimated the MM dollar market size to be over $23B in 2023 and is forecasted to increase to nearly $47B in 2031. The increase in drug sales over this period will be mainly driven by the increasing incidence of MM with the U.S. market remaining the largest potential market. It is believed the largest growth will occur in patients receiving at least three lines of treatment because of the expanding elderly population, increases in treatment population and increasing rates of survival from earlier lines of treatment. According to data obtained from Decision Resource Group, over 40% of patients in later lines of therapy, while eligible, refuse treatment because of higher treatment failure, severity of adverse events and difficulty of treatment dosing regimen. The average response rates for patients receiving their fourth and fifth-line treatment are 15% and 8% response rates, respectively. Additionally, the mOS for these patients also decreases by line of therapy and is less than 9 months post third-line treatment.

Based on the iopofosine Phase 1 and Phase 2 product profile demonstrated in fifth-line patients to date, we believe iopofosine may address the unmet medical need in the heavily pre-treated patient population described above.

B-Cell Non-Hodgkin’s Lymphoma

B-cell Non-Hodgkin’s Lymphoma (BCNHL) represents cancers of the lymphatic system. BCNHL may be indolent or aggressive and circulate in the blood or form tumors in lymph nodes. According to the American Cancer Society, the estimated 2023 US incidence of BCNHL was 68,468 cases. Nine types of B-cell lymphomas include CLL, SLL, MCL, MZL, and the most common lymphoma, DLBCL. According to a report dated June 2019 by Global Data Research Group, the BCNHL market was valued at $7.2 billion for 2022, with a forecasted increase to $11.7 billion in 2032 at a CAGR of 4.9%.

We believe there is a significant unmet medical need in B-cell lymphoma as a result of continued high mortality and poor response rates remain in second and third- line treatments compounded by the limited durability of responses.

Based on the iopofosine Phase 2 product profile demonstrated in DLBCL patients to date treated with a single dose, we believe iopofosine may address the unmet medical need in the patient population described above as well.

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

Although treatment rates have improved within the clinical paradigm, half of children with neuroblastoma still relapse or fail to respond to upfront therapy. Survival for those with relapsed or refractory neuroblastoma currently reports as a four-year overall survival rate of 20%.

High Grade Glioma

High Grade Glioma (HGG) is a fast-growing tumor of glial cells in the brain or spinal cord. The WHO classifies these as Grade 3 or 4 based on the growth rate, and these tumors are often incurable. Approximately 10-20% of pediatric tumors are HGG, amounting to a global incidence of approximately 33,000 cases. Available treatment options are limited to surgery, radiation therapy, and aggressive chemotherapeutic combinations. Prognosis continues to improve with development of targeted therapies, but the five-year overall survival rate is still less than 20%.

Sarcomas

Sarcomas represent a heterogeneous disease group. Sarcomas grow in connective tissue, or cells that connect or support other kinds of tissue in the body. These tumors are most common in the bones, muscles, tendons, cartilage, nerves, and blood vessels. Sarcomas represent 15% of all pediatric tumors and 21% of pediatric solid tumors. The National Cancer Institute SEER database estimates that there were 2,060 incidences in 2019. The median age at diagnosis was 3, the median age of death was 5.

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

Sales and Marketing

The US WM market represents approximately $2.1 billion and is a very concentrated market, with 10 states harboring 60% of the WM cases. Based upon the concentrated nature of the US WM market, we plan to pursue building a scalable and efficient commercial team to commercialize iopofosine. We are currently exploring options for the WM opportunity outside of the US market, which will seek to establish an arrangement with one or more biotechnology or pharmaceutical companies with strong product development and commercialization expertise and distribution infrastructure in Europe and parts of global markets.

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

Intellectual Property

Our core technology platform is based on research conducted at the University of Michigan in 1994, where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated. This research was transferred to the University of Wisconsin-Madison between 1998 and the subsequent founding of Cellectar in 2000 to further develop and commercialize the technology. We obtained exclusive rights to the related technology patents owned by University of Michigan in 2003 and continued development of the PDC platform while obtaining ownership of numerous additional patents and patent applications (with various expiry until 2034 without extensions). We have established a broad U.S. and international intellectual property rights portfolio around our proprietary cancer-targeting PLE technology platform including iopofosine and our PDC Programs.

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

Licenses / Collaborations

In August 2018, we entered into a collaboration with Orano Med for the development of novel PDCs utilizing Orano Med’s alpha emitter lead-212 conjugated to our phospholipid ether; the companies evaluated the new PDCs in up to three oncology indications. The collaboration successfully met its endpoints. The in vivo animal data demonstrated that the PDC combined with an alpha emitting radioisotope resulted in significant reduction in tumor volumes in all animal models tested. However, because of the limited half-life and associated logistical challenges associated with lead-212, Cellectar elected to advance an alternative alpha-emitting radioisotope.

In July 2021, we entered into a co-development and commercialization collaboration with LegoChemBio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

Research and Development

Our primary activity to date has been research and development. The research had historically been conducted at our facility in Madison, Wisconsin and through third-party laboratories and academic universities. Starting in 2018, we no longer used the facility in Madison, Wisconsin for these activities. Clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit spend and fixed costs. Our research and development expenses were approximately $28,211,000 and $ 19,160,000 for 2023 and 2022, respectively.

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

The research, development, and approval process in the U.S. and elsewhere is intensive and rigorous and generally takes many years to complete. The typical process required by the FDA before a therapeutic drug may be marketed in the U.S. includes:

●	pre-clinical laboratory and animal tests, and formulation studies, performed under the FDA’s Good Laboratory Practices (GLP) regulations;
●	submission to the FDA of an IND, which must become effective before human clinical studies may commence;
●	approval by an independent institutional review board (IRB) for each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical studies performed under the FDA’s Good Clinical Practices (GCP) regulations, to evaluate the drug’s safety and effectiveness for its intended uses;
●	submission of a marketing application to the FDA for one or more proposed indications;
●	review by an FDA advisory committee, if requested by the FDA;
●	Satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities in which the drug is manufactured, processed, packed, or held complies with current Good Manufacturing Practices (cGMP), requirements and standards designed to that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

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

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA and must be registered with the FDA. The application generally will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process and determines that the facility is in compliance with cGMP requirements. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease or condition to be treated by the drug, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2024, the application fee for an application requiring clinical data alone is $4,048,695, although we may qualify for a waiver of these FDA filing fees since we are a small business entity. In addition, the sponsor of an approved NDA is also subject to annual program fees. Application and program fees are typically increased annually.

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

Specifically, for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. An applicant may submit an ANDA suitability petition to request the FDA’s prior permission to submit an abbreviated application for a drug that differs from the RLD in route of administration, dosage form, or strength, or for a drug that has one different active ingredient in a fixed combination drug product (i.e., a drug product with multiple active ingredients). At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists may consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

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

Pursuant to the Medicaid Drug Rebate Statute (42 U.S.C. § 1396r-8(a)(1)), we will be required to participate in the Medicaid Drug Rebate Program (MDRP) for federal payment to be available for our products under Medicaid and Medicare Part B. Medicaid is a government health insurance program for eligible low-income adults, children, families, pregnant women, and people with certain disabilities. It is jointly funded by the federal and state governments, and it is administered by individual states within parameters established by the federal government. As a result, coverage and reimbursement requirements for drugs and biologics vary by state. For example, drugs and biologics may be covered under the medical or pharmacy benefit, and state Medicaid programs may impose different utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics, subject to federal limitations for such controls. But all states must generally provide coverage and reimbursement for a manufacturer’s covered outpatient drugs, as that term is defined by applicable law, if a manufacturer participates in the MDRP.

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

In addition to participating in the MDRP, federal law requires manufacturers to participate in the Public Health Service’s 340B drug pricing program for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities only include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by the Affordable Care Act. However, “orphan drugs” i.e., those designated under section 526 of the federal Food, Drug, and Cosmetic Act (FDCA) are exempted from the ceiling price requirements for these eligible entities added by the Affordable Care Act (except for certain children’s hospitals). The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to the MDRP are also subject to the 340B ceiling price calculation and discount requirement. In addition, after multiple delays, the final rule implementing civil monetary penalties against manufacturers for instances of overcharging 340B covered entities became effective on January 1, 2019. Accordingly, we could be subject to such penalties if the government were to find that we knowingly and intentionally overcharged a 340B covered entity.

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

In addition, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs will be listed on an agreement with the Defense Health Agency (DHA) under which we will agree to honor the “Big Four” pricing for our products when they are dispensed to TRICARE beneficiaries by TRICARE retail network pharmacies. More specifically, we will agree to provide rebates (or refunds) on such utilization. Companies are required to enter into a DHA Agreement for “covered drug” products for the covered drug to be eligible for DoD formulary inclusion and available to TRICARE beneficiaries without preauthorization. The formula for determining the rebate is established in the regulations and our DHA agreement and is based on the difference between the annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

Significant uncertainty exists as to the pricing and reimbursement of products approved by the FDA and other government authorities. There have been several recent US Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the Affordable Care Act’s cap on pharmaceutical manufacturers’ rebate liability under the MDRP. Under the Affordable Care Act, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. On February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Most recently, on February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

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

Employees and Human Capital

As of December 31, 2023, we had twenty employees, all of whom were full-time employees. Of these twenty employees, ten employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purpose of our equity incentive plans is to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

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

Our principal executive offices are located at 100 Campus Drive, Florham Park, New Jersey 07932, and our telephone number is (608) 441-8120. Our corporate website address is www.cellectar.com. Information contained on or accessible through our website is not a part of this annual report.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:

●	We will require additional capital in order to continue our operations and may have difficulty raising additional capital.
●	We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators, including potential disruptions at our sole source supplier of iopofosine, AtomVie may impede our ability to gain FDA approval and delay or impair commercialization of any products.
●	We cannot assure the successful development and commercialization of our compounds in development.
●	Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.
●	The FDA has granted rare pediatric disease designation, RPDD, to iopofosine for treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma; however, we may not be able to realize any value from such designation.
●	Clinical studies involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
●	We may be required to suspend or discontinue clinical studies because of unexpected side effects or other safety risks that could preclude approval of our product candidates.

●	Controls we or our third-party collaborators have in place to ensure compliance with all applicable laws and regulations may not be effective.
●	We expect to rely on our patents as well as specialized regulatory designations such as orphan drug classification for our product candidates, but regulatory drug designations may not confer marketing exclusivity or other expected commercial benefits.
●	Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.
●	We rely on a small number of key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.
●	Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.
●	Regulatory approval for any approved product is limited by the FDA, the European Commission and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of any of our future product candidates if approved.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	The COVID-19 pandemic as well as conflicts, military actions, terrorist attacks, natural disasters. public health crises, cyber-attacks and general instability could materially adversely affect our business.
●	Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.
●	Our stock price has experienced price fluctuations.

Risks Related to Capital and Our Operations

We will require additional capital in order to continue our operations and may have difficulty raising additional capital.

We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2023, our consolidated cash balance was approximately $9.6 million. We believe our cash balance as of December 31, 2023, in combination with the funds generated by the warrants exercised by investors in January 2024 (see Note 13 to our audited financial statements in Item 8 of this 10-K) is adequate to fund our basic budgeted operations into the fourth quarter of 2024.

During the third quarter ended September 30, 2023, the Company completed a private placement with certain institutional investors expected to result in gross proceeds of up to $102.9 million, including gross proceeds of $24.5 million which the Company received at closing. In January 2024, the Company’s Tranche A warrants were all exercised resulting in gross proceeds of $44.1 million with net proceeds of approximately $42.8 million after deducting estimated offering expenses (see Note 13 to our audited financial statements). The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or other source of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic could significantly disrupt our business and may prevent us from conducting business activities because of spread of the disease, or as a result of shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions have included restrictions on our ability to travel, as well as temporary closures. While we have not yet experienced any significant impacts as a result of the pandemic other than delays in clinical trial enrollment, it is not possible at this time to estimate the ultimate impact that it could have on our business. The continued impacts of COVID-19 including new virus strains and the measures taken by government authorities have created uncertainties and could delay our ongoing clinical studies or the manufacture or shipment of iopofosine for clinical studies.

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

We have engaged AtomVie, which has been a validated cGMP manufacturing organization specializing in radiopharmaceuticals, as our exclusive source to supply drug product for our ongoing research and clinical studies, including our Phase 1 and Phase 2 studies of iopofosine.

In addition, we rely exclusively on contract research organizations to conduct research and development. Any inability of these organizations to fulfill the requirements of their agreements with us may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

Our reliance on third-party collaborators exposes us to risks related to not being able to directly oversee the activities of these parties. Furthermore, these collaborators, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay fulfillment of their agreements with us. This may lead to the stopping or delay of our clinical trials or commercial manufacturing activity. For example, in 2018, our CMO, AtomVie, was placed on import alert following an FDA inspection, which resulted in our studies being placed on a clinical hold, until we received an FDA exception allowing us to import our study drug for use in clinical trials. The import alert on AtomVie was removed in 2019. Failure of any of these collaborators to provide the required services in a timely manner or on commercially reasonable terms could materially delay the development and approval of our products, increase our expenses, and materially harm our business, prospects, financial condition and results of operations.

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel, including as a result of the impacts of the COVID-19 pandemic. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, the EMA, national competent authorities in the EU and UK and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations, whether because of the impacts of the COVID-19 pandemic or otherwise, could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against the company, any of which could adversely affect our business.

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

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We leverage our PDC platform to specifically target cancer cells. The PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting agents. The PDC platform features include the capacity to link with almost any molecule, the delivery of a significant increase in targeted oncologic payload, and the ability to target all tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells, and increase delivery to cancerous cells and cancer stem cells.

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

Iopofosine has received RPDD designation from the FDA for the treatment of neuroblastoma, rhabdomyosarcoma, osteosarcoma and Ewing’s sarcoma. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old, or a patient population greater than 200,000 in the U.S. when there is no reasonable expectation that the cost of developing and making available the drug in the U.S. will be recovered from sales in the U.S. for that drug or biological product. Under the FDA’s Rare Pediatric Disease Priority Review Voucher Program, upon the approval of an NDA or a BLA for the treatment of a rare pediatric disease, the sponsor of such application could be eligible for a Rare Pediatric Disease Priority Review Voucher that can be redeemed to obtain priority review for a subsequent NDA or BLA. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

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

Additionally, the results of preclinical studies and early clinical studies of our product candidates do not necessarily predict the results of later-stage clinical studies. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical studies of our product candidates may not be sufficient to support the submission of an NDA or to obtain regulatory approval in the U.S. or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or will achieve sales or profits.

Furthermore, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations, whether because of the impacts of the ongoing COVID-19 pandemic or otherwise, could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

Our clinical studies may not demonstrate sufficient levels of efficacy necessary to obtain the requisite regulatory approvals for our drugs, and our proposed drugs may not be approved for marketing.

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether a result of the impacts of the ongoing COVID-19 pandemic or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

We may be required to suspend or discontinue clinical studies because of unexpected side effects or other safety risks that could preclude approval of our product candidates.

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

We and our third-party collaborators are subject to federal, state and local laws and regulations governing the storage, use and disposal of hazardous materials and waste products. Current or future regulations may impair our research, development, manufacturing and commercialization efforts. The inability of our third-party collaborators to maintain the required licenses and permits for any reason will negatively impact our manufacturing, and research and development activities. In addition, we may be required to indemnify third-party collaborators against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our third-party collaborators fail to comply with any of these regulations and/or laws, a range of consequences could result, including the suspension or termination of clinical studies, failure to obtain approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

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

Even though we have received ODD as described above, we may not be the first to obtain marketing approval for the orphan-designated indication because of the uncertainties associated with developing pharmaceutical products. For any product candidate for which we have been or will be granted ODD in a particular indication, it is possible that another company also holding ODD for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. In addition, exclusive marketing rights in the US for iopofosine for an orphan-designated indication or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We will not be able to rely on it to exclude other companies from manufacturing or selling products using the same principal molecular structural features for the same indication beyond these timeframes without our patent portfolio. Even if we were the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the product with orphan exclusivity. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. In addition, exclusive marketing rights in the US for iopofosine or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

We also rely on trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Although we generally require our employees, consultants, advisors, and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

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

We operate in the highly technical field of research and development of small-molecule drugs and rely, in part, on trade-secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that our competitors will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. Also, we typically obtain agreements from these parties that inventions conceived by them in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party has illegally obtained, and is using our trade secrets or know-how, is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade-secret protection could adversely affect our competitive position.

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

Our future financial performance will depend, at least in part, on the introduction and customer acceptance of our proposed products. Even if approved for marketing by the necessary regulatory authorities, our products may not achieve market acceptance. The degree of market acceptance will depend on several factors, including:

●	receiving regulatory clearance of marketing claims for the uses that we are developing;
●	the timing of market introduction of the product as well as competitive products;
●	the clinical indications for which the product is approved;
●	establishing and demonstrating the advantages, safety and efficacy of our technologies;
●	relative convenience and ease of administration, and the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the willingness of physicians to change their current treatment practices;
●	the willingness of hospitals and hospital systems to include our product candidates as treatment options;
●	demonstration of efficacy and safety in clinical trials;
●	the prevalence and severity of any side effects;

●	the ability to offer product candidates for sale at competitive prices;
●	the price we charge for our product candidates;
●	the strength of marketing and distribution support;
●	impacts resulting from the evolving effects of the COVID-19 pandemic;
●	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;
●	the potential and perceived value and advantages of the product over alternative treatments;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other health plan administrators;
●	attracting corporate partners, including pharmaceutical companies, to assist in commercializing our intended products; and
●	marketing our products.

Physicians, patients, payors, or the medical community in general, may be unwilling to accept, use, or recommend any of our products. If we are unable to obtain regulatory approval or commercialize and market our proposed products as planned, we may not achieve any market acceptance or generate revenue. If we are unable to sustain anticipated levels of sales growth from our products, if approved, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations.

Regulatory approval for any approved product is limited by the FDA, the European Commission, and other regulators, to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of any of our future product candidates if approved.

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

Any product for which we have obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our product candidates, when and if approved, whether because of the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

If any of our partners or contractors fail to fulfil their obligations in an adequate and timely manner or fail to comply with the FDA’s rules and regulations, then the marketing and sales of our products could be delayed. The FDA may also take enforcement actions against us based on compliance issues identified with our contractors. If any of these events occur, we may incur significant liabilities, which could decrease our revenues. For example, sales and medical science liaison or MSL personnel, including contractors, must comply with FDA requirements for the advertisement and promotion of products.

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

The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to iopofosine or any future products, once approved, with which our products compete, our business would be harmed.

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

As a result of continued changes in marketing, sales and distribution, we may be unsuccessful in our efforts to sell our proposed products, develop a direct sales organization, or enter into relationships with third parties.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, a result of subsequent legislative amendments, will remain in effect into 2031, unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022 with a subsequent reduction to 1% implemented from April 1, 2022 until June 30, 2022. To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Failure to maintain effective internal controls could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting our business and results of operations could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our common stock price. In 2023, three material weaknesses have been identified that are described further in Item 9A. below.

Risks Related to Our Equity Securities

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

If our common stock becomes subject to delisting, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a further reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

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

In the past, we have issued common stock, convertible securities (such as convertible preferred stock and notes payable) and warrants to raise capital. We have also issued equity as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could dilute our common stock, affect the rights of our stockholders, reduce the market price of our common stock, result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or obligate us to issue additional shares of common stock to certain of our stockholders.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

We have implemented processes designed to identify, review and manage risks from potential cybersecurity-related data breaches, unauthorized intrusions of our information technology systems, and other information security losses on or through our information technology systems that could result in adverse effects on the confidentiality, integrity, and availability of our systems and electronic information. These processes are managed and monitored by our third-party information technology service providers, as supervised by our Chief Financial Officer (CFO). Our CFO has experience in overseeing our cybersecurity and information technology programs. We rely heavily on information technology consultants for advice and expertise on monitoring evolving industry standards and to monitor our compliance with applicable policies. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. With the assistance of our third-party vendors, we conduct regular information technology risk evaluations and security audits. Our information technology team conducts due diligence on key technology vendors, contractors and suppliers. We also provide ongoing education communications on cyber and information security, among other topics, and monitor phishing campaigns or other misrepresented system access requests to identify any employees that might need additional training.

The Board of Directors, with the assistance of the Audit Committee, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. As part of its oversight responsibilities, the Audit Committee receives periodic updates on cybersecurity and information technology matters and related risk exposures from our CFO.

As of the date of this report, we have not identified any cybersecurity threats or intrusions that have materially affected our strategy, results of operations or financial condition. We and our third-party service providers have, however, been the target of cybersecurity threats and we expect these threats to continue. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Item 2.     Properties.

We lease administrative office space in Florham Park, New Jersey and Middleton, Wisconsin. On December 30, 2022, we entered into an Amended Agreement of Lease (the “Amended Lease”), with Campus 100 LLC for the Florham Park space. The space in New Jersey consists of approximately 4,000 square feet and is rented for approximately $12,100 per month under an agreement that expires on April 30, 2029, subject to one additional five-year extension. The space in Wisconsin consists of approximately 300 square feet and is rented for approximately $3,400 per month under an agreement that expires on February 28, 2025.

Item 3.     Legal Proceedings.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol CLRB.

On March 22, 2024 there were 100 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is Equiniti Trust Company LLC, 6201 15th Avenue, Brooklyn, NY 11219.

Equity compensation plans

The following table provides information as of December 31, 2023, regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

			Number of shares
		Weighted-average	remaining available for
	Number of shares to	exercise price of	future issuance under
	be issued upon	outstanding	equity compensation plans
	exercise of outstanding	options	(excluding shares reflected
Plan category	options and rights (#)	and rights ($)	in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,035,778	$5.35	116,579

Equity compensation plans not approved by stockholders	316,125	$6.03	n/a

Total	2,351,903	$5.44	116,579

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

On September 8, 2023, in a private placement with certain institutional investors, we issued 1,225 shares of Series E-1 preferred stock, along with Tranche A warrants to purchase 2,205 shares of Series E-3 preferred stock and Tranche B warrants to purchase 1,715 shares of Series E-4 preferred stock. Shares of Series E preferred stock were issued at a fixed price of $20,000 per share, resulting in gross proceeds of $24.5 million and net proceeds of approximately $22.2 million after placement agent fees and other customary expenses. The conversion prices for the preferred stock are as follows: for the Series E-1 or E-2 preferred stock, $1.82 per share of common stock, or a total of 13,461,538 shares of common stock; for the Series E-3 preferred stock, $3.185 per share of common stock, or a total of 13,846,154 shares of common stock; and for the Series E-4 preferred stock, $4.7775 per share of common stock, or a total of 7,179,487 shares of common stock, in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization.

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

Our lead PDC therapeutic, iopofosine, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments. Iopofosine is currently being evaluated in the multi cohort CLOVER-1 Phase 2 study in adult B-cell malignancies and the CLOVER-2 Phase 1 study for a variety of pediatric cancers. Our product pipeline also includes one preclinical PDC chemotherapeutic program (CLR 1900) and several partnered PDC assets. The CLR 1900 Series targets for solid tumors with a payload that inhibits mitosis (cell division), a validated pathway for treating cancers.

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

Twelve Months Ended December 31, 2023 and 2022

Research and Development. Research and development expense for the year ended December 31, 2023 was approximately $28,211,000, compared to approximately $19,220,000 for the year ended December 31, 2022.

The following table provides a summary of research and development costs by category for the years ended December 31, 2023 and December 31, 2022:

	Year Ended
	December 31,
	2023	2022	Variance
Clinical project costs	$15,132,000	$12,964,000	$2,168,000
Manufacturing and related costs	9,341,000	4,238,000	5,103,000
Pre-clinical project costs	483,000	431,000	52,000
General research and development costs	3,255,000	1,587,000	1,668,000
	$28,211,000	$19,220,000	$8,991,000

The overall increase in research and development expense of approximately $8,991,000, or 47%, was primarily a result of an increase in manufacturing and related costs related to greater production sourcing necessary to support clinical trials and establish commercial production capabilities of approximately $5,103,000 and clinical project costs of approximately $2,168,000, driven by the timing of the activities related to our pivotal and pediatric trials and an increase in general research and development costs of approximately $1,668,000 primarily attributable to an increase in personnel-related costs.

General and Administrative. General and administrative expense for the year ended December 31, 2023 was approximately $10,749,000, compared to approximately $9,594,000 in 2022. The increase of $1,155,000, or 12% in general and administrative costs was primarily driven by an increase in personnel costs partially offset by a reduction in professional fees.

Other income (expense), net. Interest income, net, for the year ended December 31, 2023 was approximately $387,000, as compared to approximately $153,000 for the year ended December 31, 2022. The increase is a result of increased returns on money market cash equivalents. Other income was approximately $530,000 was the result of a gain from the valuation of the outstanding warrants issued in September 2023, partially offset by warrant issuance costs.

Liquidity and Capital Resources

Year ended December 31, 2023, Compared to Year Ended December 31, 2022

As of December 31, 2023, we had cash and cash equivalents of $9.6 million, compared to $19.9 million as of December 31, 2022, a decrease of $10.3 million. This decrease was primarily a result of research and development expense and general and administrative expenses. The cash used in operating activities during the twelve months ended December 31, 2023 was approximately $32,377,000. Net cash proceeds from the issuance of common stock, preferred stock, warrants during 2023 was approximately $22,939,000.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of December 31, 2023, we had an accumulated deficit of approximately $217,483,000.

Liquidity Outlook

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the year ended December 31, 2023, we generated a net loss of approximately $38.0 million and used approximately $32.4 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2023, our consolidated cash balance was approximately $9.6 million. We believe our cash balance as of December 31, 2023, when combined with funds generated by the exercise of warrants in January 2024 (see Note 13 to our audited financial statements in Item 8 below), is adequate to fund our basic budgeted operations into the fourth quarter of 2024. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and our ability to meet the continued listing standards of Nasdaq, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with our financing in September 2023, we allocated the preferred stock and warrants separately based on the respective estimated relative fair value. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

Warrants. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. If these instruments are initially classified as liabilities and subsequently meet the requirements for equity classification, we reclassify the fair value to equity.

Preferred Stock. We accounts for preferred stock based upon their specific terms and the authoritative guidance in ASC 480 and ASC 815, including whether they are freestanding instruments, whether any redemption or conversion aspects exist and how they are required to be settled (particularly if there is a cash settlement aspect), whether they contain characteristics that are predominantly debt-like or equity-like, whether they have embedded derivatives, and if they have redemption features. Based upon analysis of these criteria, the preferred stock will be classified as either debt, temporary (or “mezzanine”) equity, or permanent equity. The resultant classification is then evaluated quarterly to determine whether any change to the classification is required.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cellectar Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Preferred Stock and Warrants in connection with the September 2023 Private Placement

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company issued shares of Series E-1 preferred stock, along with Tranche A warrants and Tranche B warrants to purchase Series E-3 and E-4 preferred stock, respectively. The Series E-1 was classified as mezzanine equity at its issuance date, upon requisite shareholder approval this was determined to be classified as permanent equity in the fourth quarter of 2023, and the warrants issued by the Company are classified as liabilities and are recorded at fair value at each reporting period.

The principal considerations for our determination that the accounting for these instruments constituted a critical audit matter included the significant complexity of the relevant accounting guidance as well as the extent of management judgments and certain assumptions involved in the application of that guidance. In addition, gathering certain audit evidence of the Company’s valuation of the warrant liability was especially challenging as the fair value is based on the selection of fair value methodologies as well as various inputs, significant assumptions and estimation uncertainty used in that fair value determination. Lastly, the audit effort included the use of firm personnel with relevant expertise to assist in auditing this transaction and the related valuation.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Assessing the design and implementation of management’s controls over the accounting for these instruments, which included controls over the proper selection of fair value methodologies and assumptions used to determine fair value of warrant liability.
●	Reading the agreements and comparing the relevant terms to management’s analysis of the transactions.
●	Utilizing the assistance of firm personnel having expertise in the accounting for these instruments, we evaluated management’s conclusions regarding the balance sheet classification and fair value determination of the two separate freestanding instruments included in the capital raise, the Series E preferred stock and the Tranche A and Tranche B warrants.
●	Involving firm valuation specialists in evaluating the Company’s determination of fair value, including the appropriateness of the fair value methodologies.
●	Testing the Company’s determination of fair value for the transaction, as well as the respective relative fair value allocations. Our testing included assessing the reasonableness of certain assumptions used by the Company, as well as the completeness and accuracy of the data and estimates utilized.
●	Performing a sensitivity analysis to evaluate the reasonableness management’s assumptions.
●	Assessing the required financial statement disclosures related to the transaction.

/s/Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Madison, Wisconsin

March 27, 2024

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,564,988	$19,866,358
Prepaid expenses and other current assets	888,225	663,243
Total current assets	10,453,213	20,529,601
Fixed assets, net	1,090,304	418,641
Right-of-use asset, net	502,283	560,334
Long-term assets	23,566	75,000
Other assets	6,214	6,214
TOTAL ASSETS	$12,075,580	$21,589,790

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,178,645	$5,478,443
Warrant liability	3,700,000	—
Lease liability	58,979	50,847
Total current liabilities	12,937,624	5,529,290
Lease liability, net of current portion	494,003	552,981
TOTAL LIABILITIES	13,431,627	6,082,271
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D preferred stock, 111.11 shares authorized; 111.11 shares issued and outstanding as of December 31, 2023 and 2022	1,382,023	1,382,023
Series E-2 preferred stock, 1,225.00 shares authorized; 319.76 and 0.00 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4,677,632	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 20,744,110 and 9,385,272 shares issued and outstanding as of December 31, 2023 and 2022, respectively	207	94
Additional paid-in capital	210,066,630	193,624,445
Accumulated deficit	(217,482,539)	(179,499,043)
Total stockholders’ (deficit) equity	(1,356,047)	15,507,519
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,075,580	$21,589,790

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

COSTS AND EXPENSES:
Research and development	$28,211,460	$19,219,603
General and administrative	10,749,183	9,594,170
Total costs and expenses	38,960,643	28,813,773

LOSS FROM OPERATIONS	(38,960,643)	(28,813,773)

OTHER INCOME (EXPENSE):
Warrant issuance expense	(470,000)	—
Gain on valuation of warrants	1,000,000	—
Interest income, net	387,147	152,519
Total other income, net	917,147	152,519
LOSS BEFORE INCOME TAXES	(38,043,496)	(28,661,254)

INCOME TAX BENEFIT	(60,000)	(60,000)

NET LOSS	$(37,983,496)	$(28,601,254)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(3.11)	$(4.05)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	12,221,571	7,055,665

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock				Total
				Par	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficit) Equity
BALANCE AT DECEMBER 31, 2021	111.11	$1,382,023	6,110,125	$61	$182,560,859	$(150,897,789)	$33,045,154
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	—	—	3,275,153	33	9,610,622	—	9,610,655
Stock-based compensation	—	—	—	—	1,452,964	—	1,452,964
Retired shares	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	(28,601,254)	(28,601,254)
BALANCE AT DECEMBER 31, 2022	111.11	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519
Stock-based compensation	—	—	—	—	2,410,288	—	2,410,288
Exercise of warrants into common stock	—	—	1,197,622	12	789,630	—	789,642
Issuance of preferred stock, net of issuance costs (Note 6)	1,225.00	17,920,000	—	—	—	—	17,920,000
Conversion of preferred stock to common stock	(905.24)	(13,242,368)	9,947,684	99	13,242,269	—	—
Stock awards (Note 7)	—	—	213,532	2	(2)	—	—
Net loss	—	—	—	—	—	(37,983,496)	(37,983,496)
BALANCE AT DECEMBER 31, 2023	430.87	6,059,655	20,744,110	207	210,066,630	(217,482,539)	$(1,356,047)

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,983,496)	$(28,601,254)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	192,375	148,435
Stock-based compensation	2,410,288	1,452,964
Loss on disposal of asset	—	3,386
Costs to issue warrants	470,000	—
Gain on valuation of warrants	(1,000,000)	—
Noncash lease expense	58,051	90,432
Changes in:
Prepaid expenses and other current assets	(173,548)	204,242
Accounts payable and accrued liabilities	3,700,202	1,623,529
Lease liability	(50,846)	(144,035)
Cash used in operating activities	(32,376,974)	(25,222,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(864,038)	(225,971)
Cash used in investing activities	(864,038)	(225,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants, net of issuance costs	22,150,000	9,610,655
Proceeds from exercise of warrants	789,642	—
Cash provided by financing activities	22,939,642	9,610,655
DECREASE IN CASH AND CASH EQUIVALENTS	(10,301,370)	(15,837,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,564,988	$19,866,358
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$13,242,368	$—
Conversion of mezzanine equity to permanent equity (Note 6)	$17,920,000	$—

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (Cellectar or the Company) is a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer, leveraging our proprietary phospholipid drug conjugate™ (PDC™) delivery platform that specifically targets cancer cells and delivers improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of approximately $217,483,000 as of December 31, 2023. During the year ended December 31, 2023, the Company generated a net loss of approximately $37,983,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. The Company believes that its cash balance as of December 31, 2023, when combined with funds generated by the exercise of warrants in January 2024 (see Note 13), is adequate to fund its basic budgeted operations into the fourth quarter of 2024.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates including those related to potential accrued liabilities, valuation of warrant and equity-based instruments, and share-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents — All short-term investments purchased with original maturities of three months or less are considered to be cash equivalents.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property, equipment and Right-of-Use (ROU) assets. The Company periodically, and at a minimum annually, evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of December 31, 2023. There were no fixed asset impairment charges recorded during the years ended December 31, 2023 or 2022.

Right-of-Use Asset and Lease Liability — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 11.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which for 2023 and 2022 ranged from twelve months to three years.

Research and Development — Research and development costs are expensed as incurred. The Company recognizes revenue and cost reimbursements from government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s net deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the consolidated financial statements as of December 31, 2023 and 2022.

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying consolidated financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable, warrant liabilities and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets and accounts payable approximate their fair value as a result of their short-term nature. See Note 11 regarding long-term obligations.

Warrants  — The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Valuation changes, as well as the cost to issue the warrants, are included in Other (Expense) Income in the accompanying Consolidated Statements of Operations. If these instruments are initially classified as liabilities and subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2023 and 2022 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2023, uninsured cash balances totaled approximately $9,123,000.

Recently Adopted Accounting Pronouncements — For the fiscal year beginning January 1, 2022, management adopted ASU 2021-10, Government Assistance (Topic 832), which aims to provide increased transparency by requiring business entities to disclose information about certain type of government assistance they receive in the notes to the financial statements. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million in additional grant funding to expand our ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of our ongoing Phase 1 pediatric study.

During the twelve months ended December 31, 2023, the Company received approximately $1,759,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses. During the twelve months ended December 31, 2022, the Company received approximately $697,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 31, 2024, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company evaluates all Accounting Standards Updates (ASUs) issued by the FASB for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

3. FAIR VALUE

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value.

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

In September 2023 the Company issued warrants to purchase shares of preferred stock which, on an as-converted basis, represent an aggregate of 21,025,641 shares of common stock (the September 2023 Warrants) (see Note 6). The fair value of the September 2023 Warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the September 2023 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized. The Warrant Liability of $3,700,000 presented on the accompanying balance sheet as of December 31, 2023, consists entirely of the estimated value of the September 2023 Warrants.

The following table summarizes the modified option-pricing assumptions used on September 8, 2023, which was the date of issuance, and December 31, 2023:

	September 8	December 31
Volatility	83.0-84.0%	82.0-83.0%
Risk-free interest rate	4.39-5.53%	3.80-5.40%
Expected life (years)	0.4-5.0	0.3-4.7
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy from September 8, 2023, which was the date of issuance, through December 31, 2023:

Level 3
Beginning fair value of warrants	$4,700,000
Gain from change in fair value	(1,000,000)
December 31, 2023 fair value of warrants	$3,700,000

4. FIXED ASSETS

Fixed assets consisted of the following as of December 31:

	2023	2022

Office and laboratory equipment	$1,661,316	$797,278
Computer software	4,000	4,000
Leasehold improvements	309,897	309,897
Total fixed assets	1,975,213	1,111,175
Less– accumulated depreciation and amortization	(884,909)	(692,534)
Fixed assets, net	$1,090,304	$418,641

For the years ended December 31, 2023 and 2022, the Company recorded approximately $192,000 and $148,000 of fixed asset depreciation and amortization expense, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31:

	2023	2022

Incentive compensation	$2,069,000	$916,000
Accounts payable	5,620,000	2,558,000
Clinical project costs	1,252,000	1,637,000
Professional fees	153,000	359,000
Other	85,000	8,000
	$9,179,000	$5,478,000

6. STOCKHOLDERS’ EQUITY

September 2023 Private Placement

On September 8, 2023, in a private placement with certain institutional investors, the Company issued 1,225 shares of Series E-1 preferred stock, along with Tranche A warrants to purchase 2,205 shares of Series E-3 preferred stock and Tranche B warrants to purchase 1,715 shares of Series E-4 preferred stock. Shares of Series E preferred stock were issued at a fixed price of $20,000 per share, resulting in gross proceeds of $24.5 million and net proceeds of approximately $22.2 million after placement agent fees and other customary expenses. The conversion prices for the preferred stock are as follows: for the Series E-1 or E-2 preferred stock, $1.82 per share of common stock, or a total of 13,461,538 shares of common stock; for the Series E-3 preferred stock, $3.185 per share of common stock, or a total of 13,846,154 shares of common stock; and for the Series E-4 preferred stock, $4.7775 per share of common stock, or a total of 7,179,487 shares of common stock, in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The warrants are exercisable as follows:

●	Tranche A warrants, for an aggregate exercise price of $44.1 million, exercisable for Series E-3 preferred stock until the earlier of September 6, 2026, or 10 trading days after the Company's announcement of positive topline data from the Waldenstrom's macroglobulinemia CLOVER WaM pivotal trial; and,
●	Tranche B warrants, for an aggregate exercise price of $34.3 million, exercisable for Series E-4 preferred stock until the earlier of September 6, 2028, or 10 days following the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131.

The Tranche A and Tranche B warrants do not qualify as derivatives; however, they do not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period.

When issued, the Series E-1 preferred stock had a redemption feature; therefore, it was classified as mezzanine equity as of September 30, 2023. The Series E-1 preferred stock also had a liquidation preference, which was calculated as an amount per share equal to the greater of (i) two times (2X) the Original Per Share Price, together with any declared, unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series E-1 preferred stock been converted into Common Stock immediately prior to such Liquidation. While the Series E-1 preferred was outstanding, this resulted in both the Tranche A and Tranche B warrants being considered puttable by virtue of the liquidation preference impacting the disposition of these warrants in the event of a liquidation. In accordance with the guidance in Accounting Standards Codification section 480, a puttable warrant is deemed to be a liability. These features only applied to the Series E-1 preferred stock when it was outstanding; upon stockholder approval of the transaction, which was obtained by the Company at a special meeting of stockholders held on October 25, 2023, the Series E-1 preferred stock immediately converted into either Series E-2 preferred stock and/or common stock, dependent upon the beneficial ownership position of the holder.

The net proceeds from the September 2023 Private Placement were allocated first to the fair value of the Tranche A and Tranche B warrants, which had a fair value upon issuance of $4,700,000, with the remainder, or $17,920,000, allocated to the Series E-1 preferred stock. Upon stockholder approval of the transaction, the entire amount that had been assigned to mezzanine equity was reclassified to Series E-2 preferred stock and is a component of permanent equity, as is reflected in the financial statements. As a result of the stockholder approval, Series E-1 preferred stock was fully extinguished in accordance with the terms of the financing.

Series E-2 preferred stock is convertible to common stock at the request of the holder, subject to the holder not exceeding certain beneficial ownership percentages as stipulated in the financing agreement. Subsequent to the issuance of the Series E-2 preferred stock and prior to December 31, 2023, preferred holders converted 905.24 shares of preferred stock into 9,947,684 shares of common stock at the stated rate of $1.82 per common share.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and warrants to purchase an aggregate of 1,875,945 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses. During the twelve months ended December 31, 2023, 355,235 pre-funded warrants were converted into 355,235 shares of common stock. During the twelve months ended December 31, 2023, 177,877 common warrants were exercised for proceeds of $348,638. There were no common warrants exercised during the twelve months ended December 31, 2022.

In accordance with the concept of FASB ASC 820 regarding the October 2022 public offering, the Company allocated the value of the proceeds to the common stock, common warrants, and pre-funded warrants utilizing a relative fair value basis. Using the closing trading price for our stock on October 20, 2022, the Company computed the fair value of the shares sold. This valuation did not impact the total gross increase to Stockholders’ Equity of $10.7 million, but is an internal, proportionate calculation allocating gross proceeds of approximately $4.0 million to common stock, $4.4 million to common warrants and $2.3 million to pre-funded warrants.

2022 Reverse Stock Split

At the annual stockholders’ meeting held on June 24, 2022, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between 1-for-5 to 1-for-10 in order to satisfy requirements for continued listing of the Company’s common stock on Nasdaq. The board of directors authorized the 1-for-10 ratio of the reverse split on June 27, 2022, and effective at the close of business on July 21, 2022, the Company’s certificate of incorporation was amended to effect a 1-for-10 reverse split of the Company’s common stock (the “Reverse Stock Split”). The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Authorized Share Increase

At a special meeting of stockholders held on October 25, 2023, the Company’s stockholders approved an amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the authorized common stock from 160,000,000 shares to 170,000,000 shares.

Common Stock Warrants

The following table summarizes the outstanding warrants to purchase common stock as of December 31, 2023:

	Number of
	Shares Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2023 Tranche A Preferred Warrants	13,846,154	$3.185	September 8, 2026	(1)
2023 Tranche B Preferred Warrants	7,179,487	$4.7775	September 8, 2028	(1)
2022 Common Warrants	4,748,221	$1.96	October 25, 2027
2022 Pre-Funded Warrants	1,079,136	$0.00001	N/A
June 2020 Series H Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Warrants	201,800	$24.00	May 20, 2024
October 2017 Series D Warrants	31,085	$178.00	October 14, 2024
Total	28,002,379

(1)	These warrants are described further under the caption “September 2023 Private Placement” above.

7. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plan

The Company maintains the 2021 Stock Incentive Plan (the “2021 Plan”). The Company utilizes stock-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. A committee of the Board of Directors determines the terms of the awards granted and may grant various forms of equity-based incentive compensation. Currently, these incentives consist principally of stock options and restricted shares. All outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) remained in effect according to the terms of the 2015 Plan. Any shares that are currently available under the 2015 Plan and any shares underlying 2015 Plan awards which are forfeited, cancelled, reacquired by the Company or otherwise terminated are added to the shares available for grant under the 2021 Plan.

Under the current stock option award program, all options become exercisable between one and three years after issuance and expire after ten years. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. Volatility is based on the Company’s historical common stock volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. Forfeitures are recorded as they occur. No dividends have been recorded historically.

At the annual meeting of stockholders held on June 23, 2023, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under our 2021 Stock Incentive Plan by 1,100,000 to 2,368,000.

During the twelve-months ended December 31, 2023 and 2022, stock options granted were 1,617,000 and 440,250, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended
	December 31,
	2023	2022
Employee and director stock option and stock grants:
Research and development	$505,155	$165,461
General and administrative	1,905,133	1,287,502
Total stock-based compensation	$2,410,288	$1,452,964

In January 2023, the Company granted 609,000 non-statutory stock option awards at an exercise price of $1.68 per share to employees. These grants were contingent upon the approval of the increase in the number of shares available for issuance under the 2021 Plan that was approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2023. In accordance with the removal of the contingency, the Company began recognizing the expense for these awards beginning in June 2023.

In December 2023, the Company granted 2,776,000 contingent, non-statutory stock option awards at an exercise price of $2.65 per share to our employees and our directors. Each of these grants is contingent on approval of an increase in the shares available in the 2021 Stock Incentive Plan that is to be voted on by the stockholders at the annual meeting of stockholders expected to be held in June 2024. Until such time that the contingent non-statutory stock option awards are approved by stockholders, no expense will be recognized by the Company.

In December 2023, the Company awarded $434,132 in cash and 213,532 shares of stock, valued at $565,868, to certain employees as a result of the attainment of milestones established and approved by a committee of the Board of Directors. Due to the contingent nature of those awards, which were fully vested upon milestone attainment, the expense was recognized by the Company upon grant.

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

Forfeitures. The Company only records stock-based compensation expense for those awards that are expected to vest. The Company accounts for forfeitures as they occur.

Dividends. The Company has not historically issued dividends.

Summary. The following table summarizes the assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2023	2022
Volatility	82.02-83.28%	82.47-100%
Risk-free interest rate	3.59-4.68%	1.65-3.96%
Expected life (years)	6	6
Dividend	0%	0%

Exercise prices for all grants made during the twelve months ended December 31, 2023 and 2022 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of
	Shares
	Issuable		Weighted
	Upon		Average
	Exercise	Weighted	Remaining
	of	Average	Contracted	Aggregate
	Outstanding	Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding as of December 31, 2021	423,820	$22.70
Granted	440,250	$4.51
Expired	(6)	$15,000.00
Forfeited	(117,807)	$12.02
Outstanding as of December 31, 2022	746,257	$13.48	8.58	$—
Granted	1,617,000	$1.78
Expired	(8)	$8,325
Forfeited	(11,346)	$1.92
Outstanding as of December 31, 2023	2,351,903	$5.46	8.64	$1,682,667

Exercisable as of December 31, 2023	514,171	$15.68		$30,817
Unvested as of December 31, 2023	1,837,732	$2.58		$1,652,350

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares. At December 31, 2023, we had 116,579 shares available for grant under the 2021 Option Plan.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.35 and $3.49, respectively. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $1,647,355 and $712,431, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2023 was $11.13 and $1.81, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2022 was $19.92 and $5.25, respectively.

The weighted average grant date fair value of options forfeited during the years ended December 31, 2023 and 2022 was $1.41 and $7.33, respectively. The number of options vested during the years ended December 31, 2023 and December 31, 2022 was 308,144 and 135,986, respectively. The number of options unvested at January 1, 2023 and January 1, 2022 was 540,223 and 343,996, respectively. The weighted average grant date fair value of options unvested at January 1, 2023 and January 1, 2022 was $5.25 and $3.20, respectively.

As of December 31, 2023, there was approximately $2,205,192 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $1,330,233, $775,193, and $99,766 during 2024, 2025 and 2026, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future.

8. INCOME TAXES

	2023	2022

Tax provision (benefit)
Current
Federal	$—	$—
State	(60,000)	(60,000)
Total current	(60,000)	(60,000)

Deferred
Federal	(12,233,641)	(7,800,350)
State	(2,764,638)	(2,633,146)
Total deferred	(14,998,279)	(10,433,496)

Change in valuation allowance	14,998,279	10,433,496
Total	$(60,000)	$(60,000)

Deferred tax assets consisted of the following as of December 31:

	2023	2022

Deferred tax assets
Federal net operating loss	$39,914,591	$35,958,687
Federal research and development tax credit carryforwards	15,868,907	11,484,209
State net operating losses and tax credit carryforwards	7,626,490	6,186,679
Capitalized research and development expenses	20,203,493	15,820,893
Stock-based compensation expense	3,710,609	3,186,702
Other	754,180	443,693
Total deferred tax assets	88,078,270	73,080,863

Deferred tax liabilities
Depreciable assets	(156,626)	(157,498)
Total deferred tax liabilities	(156,626)	(157,498)

Net deferred tax assets	87,921,644	72,923,365
Less- valuation allowance	(87,921,644)	(72,923,365)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2023	2022
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State income taxes	7.81%	9.35%
Permanent nondeductible items	0.20%	(0.01)%
Federal tax credits	11.50%	6.57%
Change in valuation allowance	(40.01)%	(36.40)%
Other	(0.32)%	(0.31)%
Total	0.18%	0.20%

As of December 31, 2023, the Company had federal net operating loss (NOL) carryforwards of approximately $110,069,000 generated as of December 31, 2017, and NOL carryforwards of approximately $80,001,000 after December 31, 2017. Federal NOLs generated as of December 31, 2017, will expire in 2023 through 2037, while NOLs generated during 2018 and later will be carried forward indefinitely until utilized. As of December 31, 2023, the Company had state NOL carryforwards of approximately $97,080,000. State NOL carryforwards will expire in 2029 through 2043.

As of December 31, 2023, the Company had federal research and development (R&D) and orphan drug credit carryforwards of approximately $15,869,000 which will expire in 2024 through 2042. As of December 31, 2023, the Company also had state credit carryforwards of approximately $1,045,000 which will expire in 2025 through 2038.

The Company had federal NOLs and R&D credit carryforwards of $502,000 and $13,000, respectively, that expired in 2023.

The NOL, R&D and orphan drug credit carryforwards may have, or may become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. As a result of uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to the valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2023 or 2022, and does not anticipate having unrecognized tax benefits over the next twelve months. The Company is subject to audit by the Internal Revenue Service and state taxing authorities for tax periods commencing January 1, 2018, as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation because of the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would have been antidilutive:

	Year Ended December 31,
	2023	2022
Warrants	28,002,379	6,714,479
Stock options	2,351,903	746,257
Convertible preferred shares	3,624,957	111,111
Total potentially dilutive shares	33,979,239	7,571,847

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

On December 30, 2022, the Company entered into an Amended Agreement of Lease, with CAMPUS 100 LLC (the “Landlord”). Under the Amended Lease, which was accounted for as a modification of the initial lease, as the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, for the period commencing on March 1, 2023 and ending on April 30, 2029. The Company also has an option to extend the term of the Amended Lease for one additional 60-month period.

Under the terms of the Amended Lease, the Company’s previously paid security deposit of $75,000 was reduced to $23,566 and the aggregate rent due over the term of the Amended Lease is approximately $918,000, which will be reduced to approximately $893,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After certain rent abatements the rent is approximately $11,800 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of December 31, 2023:

Years ending December 31,
2024	$132,000
2025	146,000
2026	150,000
2027	153,000
2028	155,000
Thereafter	53,000
Total undiscounted lease payments	789,000
Less: Imputed interest	(236,000)
Present value of lease liabilities	$553,000

12. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to contribute a portion of their annual compensation on a pre-tax basis. The Company has not made any matching contributions under this plan.

13. SUBSEQUENT EVENT

In January 2024, the Company released topline data from its pivotal, Phase 2b CLOVER WaM trial. In accordance with the terms of the September 2023 financing, the Tranche A warrant expiration accelerated to 10 trading days after the topline data release. Warrant holders exercised the Tranche A warrants in their entirety, resulting in the Company issuing 2,205 shares of Series E-3 preferred stock, which are convertible to common stock at the stated rate of $3.185 per share, and receiving gross proceeds of $44.1 million and net proceeds of $42.8 million.

Additionally, during January and February 2024, 547,177 warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, because of the material weaknesses identified below. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

During the period ended December 31, 2023, management identified a material weakness in our internal control over financial reporting because we failed to design and implement adequate internal controls over financial reporting as it relates to the proper fair value methodologies and assumptions used to value Level 3 instruments. Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness.

During the period ended December 31, 2023, management identified a material weakness in our recording of stock - based compensation because we failed to design and implement adequate internal controls over the recording of such transactions. Our management has developed a remediation plan that will allow such transactions to be properly recorded in the future through the implementation of a control design change and the addition of personnel to the accounting function. This remediation plan, with oversight from our Audit Committee, is in the process of implementation in response to the identified material weakness.

During the period ended December 31, 2023, management also identified a material weakness in our internal control over financial reporting as a result of the limited number of staff in our finance and accounting function. It is difficult to design and maintain appropriate segregation of duties in the initiation, recording, and approval of transactions within financial systems with a limited number of personnel. This, coupled with management having not designed and maintained user access controls that adequately restrict user and privileged access to financial applications, and the absence of sufficient other mitigating controls, created a segregation of duties weakness which could potentially have resulted in a material misstatement. Management has identified remediation actions that require the addition of personnel to the finance and accounting function, which will allow the Company to design the control environment in a manner that provides effective segregation of duties, beginning with personnel having been added to the finance function in early 2024. The material weaknesses described herein did not result in any identified material misstatements in the consolidated financial statements, and there were no changes to our historical consolidated financial statements. Notwithstanding such material weaknesses, our consolidated financial statements and other financial information included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in internal control over financial reporting. There have not been any significant changes in the Company’s internal control over financial reporting other than the material weaknesses and related remediation measures as described above.

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

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions “Election of Directors,” “Officers and Directors” and “Corporate Governance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.     Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers and Directors — Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this annual report on Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions “Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Amended and Restated By-laws	8-K	June 1, 2011	3.1
3.10	Form of Certificate of Designation of Series C Preferred Stock	S-1/A	July 18, 2018	3.11
3.11	Form of Certificate of Designation of Series D Preferred Stock certificate	8-K	December 28, 2020	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934	10-K	March 9, 2023	4.3
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4

10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.19	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.20	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.21	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.22	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.23	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.24	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.25	Employment Agreement between the Company and Chad Kolean dated February 23, 2022	8-K	February 25, 2022	10.1
10.26	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
104*	Cover Page Interactive Data File

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
March 27, 2024

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

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 27, 2024

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 27, 2024

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 27, 2024

By:	/s/ Asher Alban Chanan-Khan
Asher Alban Chanan-Khan
Title: Director
March 27, 2024

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 27, 2024

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 27, 2024

By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 27, 2024