Form 10-Q
period 2024-03-31
Cellectar Biosciences, Inc.
filed 2024-05-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 35,848,924 shares of common stock, $0.00001 par value per share, as of May 8, 2024.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans for iopofosine I 131 (also known as CLR 131 or simply iopofosine), CLR 1900 series, CLR 2000 series and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;
●	any disruptions at our sole supplier of iopofosine;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as the COVID-19 pandemic, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,031,181	$9,564,988
Prepaid expenses and other current assets	1,337,184	888,225
Total current assets	41,368,365	10,453,213
Fixed assets, net	1,023,447	1,090,304
Right-of-use asset, net	486,847	502,283
Long-term assets	23,566	23,566
Other assets	6,214	6,214
TOTAL ASSETS	$42,908,439	$12,075,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,393,950	$9,178,645
Warrant liability	8,800,000	3,700,000
Lease liability	73,994	58,979
Total current liabilities	16,267,944	12,937,624
Long-term lease liability, net of current portion	474,349	494,003
TOTAL LIABILITIES	16,742,293	13,431,627
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	1,382,023	1,382,023
Series E-2 preferred stock, 1,225.00 shares authorized; 237.50 and 319.76 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,474,286	4,677,632
Series E-3 preferred stock, 2,205.00 shares authorized; 630.00 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12,222,000	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 33,164,466 and 20,744,110 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	332	207
Additional paid-in capital	248,151,681	210,066,630
Accumulated deficit	(239,064,176)	(217,482,539)
Total stockholders’ equity (deficit)	26,166,146	(1,356,047)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,908,439	$12,075,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
COSTS AND EXPENSES:
Research and development	$7,377,940	$6,654,094
General and administrative	4,623,546	2,051,207
Total costs and expenses	12,001,486	8,705,301

LOSS FROM OPERATIONS	(12,001,486)	(8,705,301)

OTHER (LOSS) INCOME:
Loss on valuation of warrants	(9,900,000)	—
Interest income, net	319,849	124,034
Total other (loss) income, net	(9,580,151)	124,034
NET LOSS	$(21,581,637)	$(8,581,267)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.74)	$(0.76)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	29,346,679	11,261,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity (Deficit)
BALANCE AT DECEMBER 31, 2022	111.11	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519
Stock-based compensation	—	—	—	—	408,206	—	408,206
Conversion of pre-funded warrants into common shares	—	—	355,235	3	—	—	3
Net loss	—	—	—	—	—	(8,581,267)	(8,581,267)
BALANCE AT MARCH 31, 2023	111.11	$1,382,023	9,740,507	$97	$194,032,651	$(188,080,310)	$7,334,461

BALANCE AT DECEMBER 31, 2023	430.87	$6,059,655	20,744,110	$207	$210,066,630	$(217,482,539)	$(1,356,047)
Stock-based compensation	—	—	—	—	454,363	—	454,363
Exercise of pre-funded warrants into common stock	—	—	1,079,132	11	(11)	—	—
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	2,205.00	42,777,000	—	—	—	—	42,777,000
Conversion of Series E-3 preferred stock into common stock	(1,575.00)	(30,555,000)	9,890,099	100	30,554,900	—	—
Exercise of warrants for common stock	—	—	547,177	5	1,072,462	—	1,072,467
Conversion of Series E-2 preferred stock into common stock	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Settlement of warrants to equity (Note 2)	—	—	—	—	4,800,000	—	4,800,000
Retired shares	—	—	(8)	—	—	—
Net loss	—	—	—	—	—	(21,581,637)	(21,581,637)
BALANCE AT MARCH 31, 2024	978.61	17,078,309	33,164,466	332	248,151,681	(239,064,176)	26,166,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,581,637)	$(8,581,267)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	88,490	42,557
Stock-based compensation expense	454,363	408,206
Loss on revaluation of warrants	9,900,000	—
Noncash lease expense	15,436	13,829
Changes in:
Prepaid expenses and other current assets	(448,959)	(488,719)
Lease liability	(4,639)	(4,378)
Accounts payable and accrued liabilities	(1,784,695)	1,426,102
Cash used in operating activities	(13,361,641)	(7,183,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(21,633)	—
Cash used in investing activities	(21,633)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	43,849,467	3
Cash provided by financing activities	43,849,467	3
NET DECREASE IN CASH AND CASH EQUIVALENTS	30,466,193	(7,183,667)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,564,988	19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,031,181	$12,682,691
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Settlement of warrants to equity	$4,800,000	—
Conversion of preferred stock to common stock	$31,758,346	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the Company) is a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer, leveraging the Company’s proprietary phospholipid drug conjugate™ (PDC™) delivery platform that specifically targets cancer cells and delivers improved efficacy and better safety as a result of fewer off-target effects.

The Company has incurred losses since inception in devoting substantially all its efforts toward research and development and has an accumulated deficit of approximately $239,064,000 as of March 31, 2024. During the three months ended March 31, 2024, the Company generated a net loss of approximately $21,582,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. The Company believes its cash balance as of March 31, 2024, is adequate to fund its basic budgeted operations into the fourth quarter of 2024.

The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or source of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2024 and consolidated results of its operations, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024, are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 27, 2024.

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

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, equipment and Right-of-Use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of March 31, 2024. There were no fixed asset impairment charges recorded during the three months ended March 31, 2024.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which 2024 and 2023 ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax assets. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2024 and December 31, 2023.

Fair Value of Financial Instruments — The guidance under ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable, warrant liabilities and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets and accounts payable approximate their fair value as a result of their short-term nature (see Notes 2 and 3).

Warrants — The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require net cash settlement in a fundamental transaction outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding (see Note 2). If the warrants are liability-classified, valuation changes, as well as the cost to issue the warrants, are included in Other (Loss) Income in the financial statements (see Note 3). If the instruments are initially classified as liabilities and subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2024 and December 31, 2023 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2024, and December 31, 2023, uninsured cash balances totaled approximately $39,587,000 and $9,123,000, respectively.

Government Assistance — Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million in additional grant funding to expand the Company’s ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of the ongoing Phase 1 pediatric study.

During the three months ended March 31, 2024, the Company received approximately $324,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses. During the twelve months ended December 31, 2023, the Company received approximately $1,759,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses.

Recently Adopted Accounting Pronouncements — In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company evaluates all ASUs issued by the FASB for consideration of their applicability to the financial statements. The Company has assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

As of December 31, 2023, the Tranche A and Tranche B warrants did not qualify as derivatives; however, they did not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants were deemed to be liabilities. As of March 31, 2024, after the settlement of the Tranche A warrants, the Tranche B warrants do not qualify as derivatives and meet the requirements necessary to be considered indexable in the Company’s stock. However, due to a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control, resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify under the equity classification guidance. As a result, and in accordance with the guidance in ASC 815, the Tranche B warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

When issued, the Series E-1 preferred stock had a redemption feature; therefore, it was classified as mezzanine equity as of September 30, 2023. The Series E-1 preferred stock also had a liquidation preference, which was calculated as an amount per share equal to the greater of (i) two times (2X) the Original Per Share Price, together with any declared, unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series E-1 preferred stock been converted into Common Stock immediately prior to such Liquidation. While the Series E-1 preferred was outstanding, this resulted in both the Tranche A and Tranche B warrants being considered puttable by virtue of the liquidation preference impacting the disposition of these warrants in the event of a liquidation. In accordance with the guidance in ASC 480, a puttable warrant is deemed to be a liability. These features only applied to the Series E-1 preferred stock when it was outstanding; upon stockholder approval of the transaction, which was obtained by the Company at a special meeting of stockholders held on October 25, 2023, the Series E-1 preferred stock immediately converted into either Series E-2 preferred stock and/or common stock, dependent upon the beneficial ownership position of the holder.

The net proceeds from the September 2023 Private Placement were allocated first to the fair value of the Tranche A and Tranche B warrants, which had a fair value upon issuance of $4,700,000, with the remainder, or $17,920,000, allocated to the Series E-1 preferred stock. Upon stockholder approval of the transaction, the entire amount that had been assigned to mezzanine equity was reclassified to Series E-2 preferred stock and is a component of permanent equity, as is reflected in the financial statements. As a result of the stockholder approval, Series E-1 preferred stock was fully extinguished in accordance with the terms of the financing. The outstanding shares of Series E-2 preferred stock were classified as permanent equity upon issuance.

Series E-2 preferred stock is convertible to common stock at the request of the holder, subject to the holder not exceeding certain beneficial ownership percentages as stipulated in the financing agreement. Subsequent to the issuance of the Series E-2 preferred stock and prior to December 31, 2023, preferred holders converted 905.24 shares of preferred stock into 9,947,684 shares of common stock at the stated rate of $1.82 per common share, resulting in 319.76 shares of Series E-2 preferred stock outstanding as of December 31, 2023.

During the quarter ended March 31, 2024, 82.26 shares of Series E-2 preferred stock were converted into 903,956 shares of common stock. There remain 237.50 shares of Series E-2 preferred stock outstanding as of March 31, 2024.

In January 2024, the Company released topline data from its pivotal, Phase 2b CLOVER WaM trial. In accordance with the terms of the Tranche A warrant, the warants’ expiration accelerated to 10 trading days after the topline data release. Warrant holders exercised the Tranche A warrants in their entirety, resulting in the Company issuing 2,205.00 shares of Series E-3 preferred stock, which are convertible to common stock at the stated rate of $3.185 per share, and receiving gross proceeds of $44.1 million and net proceeds of $42.8 million (see Note 3).

During the quarter ended March 31, 2024, investors who held 1,575.00 shares of Series E-3 preferred stock converted them into 9,890,099 shares of common stock. There remain 630.00 shares of Series E-3 preferred stock outstanding as of March 31, 2024.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and warrants to purchase an aggregate of 1,875,945 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses. During the three months ended March 31, 2024, and 2023, 1,079,132 and 0 pre-funded warrants were converted into 1,079,132 shares of common stock, respectively.

In accordance with the concept of ASC 820 regarding the October 2022 public offering, the Company allocated the value of the proceeds to the common stock, common warrants, and pre-funded warrants utilizing a relative fair value basis. Using the Nasdaq closing trading price for Cellectar stock on October 20, 2022, the Company computed the fair value of the shares sold. This valuation did not impact the total gross increase to Stockholders’ Equity of $10.7 million, but is an internal, proportionate calculation allocating gross proceeds of approximately $4.0 million to common stock, $4.4 million to common warrants and $2.3 million to pre-funded warrants.

During the quarter ended March 31, 2024 and 2023, 547,177 and 0 warrants issued in October 2022 were exercised, respectively. Net proceeds in the quarter ended March 31, 2024 were approximately $1.1 million.

Common Stock Warrants

The following table summarizes information regarding outstanding warrants to purchase common stock as of March 31, 2024:

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2023 Tranche B Warrants	7,179,492	$4.7775	September 8, 2028	(1)
2022 Common Warrants	4,201,044	$1.96	October 25, 2027
June 2020 Series H Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Warrants	201,800	$24.00	May 20, 2024
October 2017 Series D Warrants	31,085	$178.00	October 14, 2024
Total	12,529,916
(1)	These warrants are described under the caption “September 2023 Private Placement” above.

3. FAIR VALUE

In accordance with the Fair Value Measurements and Disclosures Topic of ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value:

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

As part of the September 2023 financing (see Note 2) the Company issued Tranche A and Tranche B warrants to purchase shares of preferred stock which, on an as-converted basis, represented an aggregate of 21,025,641 shares of common stock. The fair value of the Tranche A and B warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the Tranche A and B warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock.

The Tranche A and B warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized. The warrant liability of $8,800,000 and $3,700,000 presented on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, consisted entirely of the estimated value of the 2023 Warrants.

The following table summarizes the modified option-pricing assumptions used on December 31, 2023, and March 31, 2024:

	December 31	March 31
Volatility	82.0-83.0%	84.0-85.0%
Risk-free interest rate	3.80-5.40%	4.26%
Expected life (years)	0.3-4.7	1.0-4.4
Dividend	0%	0%

At the time the Tranche A warrants were exercised, their fair value, calculated as the difference between the common stock conversion rate in the Series E-3 preferred stock and the trading price of the stock when the warrants were exercised, was determined to be $4,800,000, and was recorded as an expense and liability. Due to the settlement of the Tranche A warrants relieving the Company of any further related obligation, the liability was reclassified to equity in accordance with ASC 815.

The Tranche B warrants continue to be classified in the Level 3 hierarchy due to a cash settlement feature in the agreement. The following table summarizes the changes in the fair value of the Tranche A and B warrants, which are classified within the Level 3 fair value hierarchy, from December 31, 2023, through March 31, 2024:

Level 3
December 31, 2023, warrant fair value	$3,700,000
Loss from change in Tranche A warrant fair value	4,800,000
Settlement of Tranche A warrants to equity	(4,800,000)
Loss from change in Tranche B warrant fair value	5,100,000
March 31, 2024, warrant fair value	$8,800,000

4. STOCK-BASED COMPENSATION

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

At the annual meeting of stockholders held on June 23, 2023, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2021 Stock Incentive Plan by 1,100,000 to 2,368,000.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended
	March 31,
	2024	2023

Employee and director stock option grants:
Research and development	$68,776	$66,195
General and administrative	385,587	342,011
Total stock-based compensation	$454,363	$408,206

In December 2023, the Company granted 2,776,000 contingent, non-statutory stock option awards at an exercise price of $2.65 per share to employees and directors, and in March 2024 the Company granted 200,000 contingent, non-statutory stock option awards at an exercise price of $3.63 and $3.35 per share to our employees. Each of these grants is contingent on approval of an increase in the shares available in the 2021 Stock Incentive Plan that is to be voted on by the stockholders at the annual meeting of stockholders expected to be held in June 2024. Until such time that the contingent non-statutory stock option awards are approved by stockholders, no expense will be recognized by the Company.

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

Forfeitures. The Company records stock-based compensation expense only for those awards that are expected to vest and accounts for forfeitures as they occur.

Dividends. The Company has not historically recorded dividends related to stock options.

Exercise prices for all grants made during the three months ended March 31, 2024 and March 31, 2023, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2024 or 2023 because the Company has experienced losses on a tax basis since inception. Because of the continuing losses and uncertainty associated with the utilization of the NOLs in the future, management has provided a full allowance against the value of its gross deferred tax assets.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2024 and March 31, 2023, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended
	March 31,
	2024	2023
Warrants	12,529,916	6,714,479
Preferred shares as convertible into common stock	6,677,045	111,111
Stock options	2,348,624	1,478,756
Total potentially dilutive shares	21,555,585	8,304,346

7. COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. It is not anticipated that the outcome of such matters and disputes will materially affect the Company’s financial statements.

8. LEASES

Operating Lease Liability

In June 2018, the Company executed an agreement for office space in the Borough of Florham Park, Morris County, New Jersey to be used as its headquarters (HQ Lease). The HQ Lease commenced upon completion of certain improvements in October 2018.

On December 30, 2022, the Company entered into an Amended Agreement of Lease, with CAMPUS 100 LLC (the “Landlord”). Under the Amended Lease, which was accounted for as a modification of the initial lease, the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, commencing on March 1, 2023, until April 30, 2029. The Company also has an option to extend the term of the Amended Lease for one additional 60-month period.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2024:

Years ending March 31,
2024	$108,000
2025	146,000
2026	150,000
2027	153,000
2028	155,000
Thereafter	53,000
Total undiscounted lease payments	765,000
Less: Imputed interest	(217,000)
Present value of lease liabilities	$548,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The CLOVER-WaM study was a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a Bruton tyrosine kinase inhibitor (BTKi). The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-WaM was a single-arm study with a target enrollment of 50 patients. Topline safety data was reported on 45 patients meeting criteria for the modified Intent to Treat (mITT) population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (41) is defined as patients who are in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a major response rate (MRR) of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved an 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

Our product pipeline also includes a PDC-based targeted alpha-emitter therapy utilizing actinium-225 as the payload (CLR121225) currently in IND enabling studies. We are also evaluating other alpha emitting isotopes such as astatine-211 and lead-212 preclinically. Additionally, our preclinical PDC programs include small molecule chemotherapeutic compounds, oligonucleotide programs and peptide conjugate programs as well as several partnered PDC assets. These other programs are being developed primarily for solid tumors.

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

A description of our PDC product candidates follows:

Clinical Pipeline

Our lead PDC therapeutic, iopofosine, is a small-molecule PDC designed to provide targeted delivery of iodine-131 directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates iopofosine from many traditional on-market treatments and treatments in development. Iopofosine was recently evaluated in the completed CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, while evaluation is ongoing in a Phase 2b study in r/r MM and CNS lymphoma patients and the CLOVER-2 Phase 1b study for pediatric patients with high grade gliomas. Adverse events across all studies have been largely restricted to fatigue (39%), and cytopenias; specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (56%), and lymphopenia (34%). Fatalities have occurred in patients post-treatment with iopofosine.

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

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients in triple class, quad- and penta-drug refractory patients, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM and to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment and the final clinical study report is expected in the first half of 2025. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

In December 2014, the FDA granted ODD for iopofosine for the treatment of MM. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma, and osteosarcoma. In May 2019, the FDA granted Fast Track Designation for iopofosine for the treatment of MM and in July 2019 for the treatment of DLBCL. In September 2019 iopofosine received ODD from the European Union for MM. In December 2019, the FDA and the European Union each granted ODD for iopofosine for the treatment of WM. In September 2023, the European Union granted PRIME designation for iopofosine for the treatment of r/r WM. The FDA granted Fast Track designation for iopofosine for the treatment of r/r LPL and WM in May 2020.

As the result of iopofosine’s RPDD designation, we may be eligible to receive a priority review voucher (PRV) if the product receives approval for any of the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma, or osteosarcoma. The FDA may award PRV to sponsors of a product application for a RPDD that meet its specified criteria. The key criteria to receiving PRV is that the drug be approved for a rare pediatric disease and treat a serious or life-threatening manifestation of the disease or condition that primarily affects individuals under the age of 18. In order to receive a PRV, a sponsor must obtain approval of a “rare pediatric disease product application,” which is a human drug application for prevention or treatment of a rare pediatric disease and which contains no active ingredient, including any ester or salt thereof, that has been approved by the FDA; is deemed eligible for priority review; is submitted under section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act (FDCA) or section 351(a) of the Public Health Service Act (PHSA); relies on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; does not seek approval for an adult indication in the original rare pediatric disease application; and is approved after September 30, 2016. Under this program, a sponsor who receives an approval for a drug or biologic for a rare pediatric disease can receive a PRV that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Additionally, the PRV’s can be exchanged or sold to other companies so that the receiving company may use the voucher. Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives RPDD before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026.

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

The study enrolled 65 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial received 4-doses of iopofosine over two cycles (cycle one: days 1, 15, and cycle two: days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment-free survival (treatment-free remission), duration of response and progression-free survival. An independent data monitoring committee (iDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experienced a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believe this design aligned with the feedback received from the FDA during the guidance meeting held in September 2020 and subsequent interactions. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of approximately 50 patients in the mITT population (>60mCi TBD). Based upon this agreement, the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and the iDMC determined the study exceeded the futility threshold and that the CST threshold was not met, therefore the study should continue to enroll with no change to the dosing regimen. The study achieved full enrollment in the fourth quarter 2023 and topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Among mITT patients, median age was 71 years, median IgM level prior to treatment with iopofosine was 2,185, 90% were refractory to either a BTKi (18/36 50%) or anti-CD20 therapy (18/41 40%), with 26.7% multiclass refractory, and 80% of patients were previously treated with a BTKi therapy. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER WaM study met its primary endpoint with a major response rate (MRR) of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved an 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by the product candidates listed below, that may result in improvements upon current standard of care (SOC) for the treatment of a broad range of human cancers:

●	CLR 12120 Series is an alpha emitting radio-conjugate program. The company has validated the in vivo potential of alpha emitting phospholipid radioconjugates and their potential to treat highly refractory and difficult to treat solid tumors. Cellectar is currently progressing with a lead molecule using actinium-225 as the alpha emitting payload.
●	The company has developed a series of proprietary small molecule phospholipid drug conjugates. These programs employ either novel payload or novel linkers. Many of these molecules have demonstrated efficacy and tolerability in preclinical mouse models. The collaboration with IntoCell Inc. successfully met its agreed upon endpoint. The collaboration provided significant data which has led Cellectar to select a series of highly potent cytotoxic small molecule payloads for further development.
●	In collaboration with other parties, Cellectar has also validated that the PLE is capable of delivering peptide payloads and oligonucleotide (siRNA, mRNA, etc.) payloads to the tumors when delivered systemically. These molecules have also been shown to demonstrate activity and safety in multiple preclinical mouse models. Based upon these collaborations and the data, the company has initiated internal proprietary programs with each of these treatment modalities.

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

Three Months Ended March 31, 2024 and 2023

Research and Development. Research and development expense for the three months ended March 31, 2024 was approximately $7,378,000, compared to approximately $6,654,000 for the three months ended March 31, 2023.

The following table is a summary comparison of approximate research and development costs for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023	Variance
Clinical project costs	$2,693,000	$2,625,000	$68,000
Manufacturing and related costs	3,313,000	1,914,000	1,399,000
Pre-clinical project costs	21,000	183,000	(162,000)
General research and development costs	1,351,000	1,932,000	(581,000)
	$7,378,000	$6,654,000	$724,000

The overall increase in research and development expense of approximately $724,000, or 11%, was primarily a result of increased manufacturing and related costs of approximately $1,399,000, related to the development of supply chain and production sourcing enhancements, partially offset by a decrease in general research and development costs.

General and administrative. General and administrative expense for the three months ended March 31, 2024 was approximately $4,624,000, compared to approximately $2,051,000 for the same period in 2023. The overall increase in general and administrative expense of $2,572,000, or 125%, was primarily driven by costs associated with the development of infrastructure necessary to support commercialization upon anticipated NDA approval, including the related marketing, and personnel costs.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the three months ended March 31, 2024, we generated a net loss of approximately $21.6 million and used approximately $13.4 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of March 31, 2024, our consolidated cash balance was approximately $40.0 million. We believe our cash balance as of March 31, 2024 is adequate to fund our basic budgeted operations into the fourth quarter of 2024. Our ability to execute our operating plan beyond that time depends on our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise. We plan to actively pursue all available financing alternatives; however, there can be no assurance that we will obtain the necessary funding. Other than the uncertainties regarding our ability to obtain additional funding and our ability to meet the continued listing standards of Nasdaq, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

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

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2024, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the material weaknesses identified below.

During the period ended March 31, 2024, the Company did not design and maintain effective controls related to properly applying fair value methodologies and assumption used in Level 3 instruments and did not design and maintain controls to ensure the proper application of technical accounting guidance in accordance with U.S. generally accepted accounting principles which resulted in material audit adjustments due to these material weaknesses. Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness.

During the period ended December 31, 2023, and continuing into the period ended March 31, 2024, management identified a material weakness in our internal control over financial reporting as a result of the limited number of staff in our finance and accounting function. It is difficult to design and maintain appropriate segregation of duties in the initiation, recording, and approval of transactions within financial systems with a limited number of personnel. This, coupled with management having not designed and maintained user access controls that adequately restrict user and privileged access to financial applications, and the absence of sufficient other mitigating controls, created a segregation of duties weakness which could potentially have resulted in a material misstatement. Management has identified remediation actions that require the addition of personnel to the finance and accounting function, which will allow the Company to design the control environment in a manner that provides effective segregation of duties, beginning with personnel having been added to the finance function in early 2024.

During the period ended December 31, 2023, and continuing into the period ended March 31, 2024, management identified a material weakness in our recording of stock-based compensation because we failed to design and implement adequate internal controls over the recording of such transactions. Our management has developed a remediation plan that will allow such transactions to be properly recorded in the future through the implementation of a control design change and the addition of personnel to the accounting function. This remediation plan, with oversight from our Audit Committee, is in the process of implementation in response to the identified material weakness.

Notwithstanding such material weaknesses, our consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. As noted above, the material weaknesses described herein resulted in material audit adjustments that were recorded in the consolidated financial statements. There were no changes to our historical consolidated financial statements.

Changes in internal control over financial reporting. Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2024, our management has concluded that there have not been any significant changes in the Company’s internal control over financial reporting other than the material weaknesses and related remediation measures as described above.

The Chief Executive Officer and the Audit Committee perform significant roles in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We have not identified any changes that occurred during the Company’s fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the material weaknesses and related remediation measures as described above.

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

Item 1A. Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K, our Annual Report filed with the SEC on March 27, 2024 pursuant to Section 13 or 15(d) of the Exchange Act (the “2023 10-K”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

CELLECTAR BIOSCIENCES, INC.

Date: May 14, 2024	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer