Form 10-K/A
period 2023-12-31
Cellectar Biosciences, Inc.
filed 2024-10-29
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was $18,922,339.

As of March 21, 2024, there were 32,260,510 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K/A. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K/A.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K/A

EXPLANATORY NOTE

On July 15, 2024, the Audit Committee of Cellectar Biosciences, Inc.’s (the “Company”) Board of Directors engaged Deloitte & Touche, LLP (“Deloitte”) as the Company’s independent registered public accounting firm for the year ending December 31, 2024. The Company’s prior auditors, Baker Tilly US, LLP, were discharged on July 8, 2024, as reported in the Company’s Form 8-K dated July 11, 2024.

On August 9, 2024, the Board of Directors of the Company (the “Board”) concluded that the Company’s previously-issued (i) audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022, contained in its Annual Reports on Form 10-K and (ii) unaudited interim condensed consolidated financial statements for the periods ending March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024 contained in its Quarterly Reports on Form 10-Q (collectively, the “Non-Reliance Periods”), as well as its disclosures related to such financial statements, including any reports, earnings releases, and investor presentations, and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, should no longer be relied upon due to errors in such financial statements, and therefore a restatement of these prior financial statements is required. The determination by the Board was made upon the recommendation of the Audit Committee of the Board and after consultation with the Company’s management team.

On August 28, 2024, the Audit Committee of the Board engaged Deloitte to re-audit the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022. Management had determined that the accounting for certain warrants and preferred stock issued by the Company was incorrect, necessitating an in-depth review. Management’s review identified material misstatements related to the accounting treatment for the warrants in question, previously issued preferred stock, and certain expenses previously classified as research and development should have been classified as general and administrative, necessitating a restatement of the previously issued financial statements for the same periods.

We are filing this Amendment No. 2 to the Annual Report on Form 10-K (this “Annual Report” or this “10-K”) to restate the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022. The following items have also been restated, as appropriate, to correct the errors noted above:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the years ended December 31, 2023 and 2022.
●	Part II, Item 8. Financial Statements
●	Part II, Item 9A. Controls and Procedures

We do not intend to file a separate amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, or amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2022, June 30, 2022, or September 30, 2022. The financial statements presented for each quarter as included in Note 15, Restatement of Previously Issued Quarterly Financial Statements, in Item 8. Financial Statements, of this Annual Report have also been restated.

For more information, see Note 14, Restatement of Previously Issued Financial Statements, and Note 15, Restatement of Previously Issued Quarterly Financial Statements, in Item 8. Financial Statements, of this Annual Report.

In connection with the restatement, the Audit Committee of the Board concluded, with the concurrence of management, that there were deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate, as of December 31, 2023 and 2022. As further discussed in Item 9A. Controls and Procedures of this Annual Report, management has concluded that the Company did not maintain an effective internal control environment over financial reporting resulting in material weaknesses as of December 31, 2023 and 2022, and further concluded that the material weaknesses applied to the interim periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022, and March 31, 2022.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2 pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in this Form 10-K/A, as applicable, and should not rely on any previously furnished or filed reports, earnings releases, investor presentations, or similar communications, regarding these periods.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could,” “would” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report on Form 10-K/A.

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

Research and Development

Our primary activity to date has been research and development. The research had historically been conducted at our facility in Madison, Wisconsin and through third-party laboratories and academic universities. Starting in 2018, we no longer used the facility in Madison, Wisconsin for these activities. Clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit spend and fixed costs. Our research and development expenses were approximately $27,266,000 and $18,266,000 for 2023 and 2022, respectively.

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

Clinical Studies

Clinical study programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease. Phase 1 studies are conducted to determine the metabolic and pharmacological action of the product candidate in humans and the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. During Phase 1, sufficient information about the drug’s safety and tolerability, pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. In Phase 2, controlled clinical studies are generally conducted in larger groups of patients having the target disease or condition in order to determine the common short-term side effects and risks associated with the drug, and to obtain preliminary data on the safety and effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase 3, large-scale clinical studies are generally conducted in patients having the target disease or condition to provide sufficient data of effectiveness and safety of the product candidate that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling, as required by U.S. regulatory agencies.

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

Item 1A.     Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Annual Report on Form 10-K/A, including Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements,” as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K/A, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:

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

We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2023, our consolidated cash balance was approximately $9.6 million. We believe our cash balance as of December 31, 2023, in combination with the funds generated by the warrants exercised by investors in January, February and July 2024 (see Note 13 to our audited financial statements in Item 8 of this 10-K/A) is adequate to fund our basic budgeted operations into the second quarter of 2025.

During the third quarter ended September 30, 2023, the Company completed a private placement with certain institutional investors expected to result in gross proceeds of up to $102.9 million, including gross proceeds of $24.5 million which the Company received at closing. In January 2024, the Company’s Tranche A warrants were all exercised resulting in gross proceeds of $44.1 million with net proceeds of approximately $42.8 million after deducting estimated offering expenses, and in July 2024 nearly all of the Company’s Tranche B warrants were exercised and the Company sold new warrant for gross proceeds of $19.4 million (see Note 13 to our audited financial statements). The Company’s ability to execute its current operating plan depends on its ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or other source of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, the Affordable Care Act which was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, has been subject to judicial, legislative, and regulatory efforts to replace it or to alter its interpretation or implementation. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the Consolidated Appropriations Act of 2020 fully repealed the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Part I, Item 1, Business – Regulation – Other U.S. Regulatory Requirements” of this Annual Report on Form 10-K/A for more information on the healthcare laws and regulations that may affect our ability to operate.

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

Risks Related to Internal Controls

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to additional risks and uncertainties.

As discussed in the Explanatory Note and Notes 14 and 15 of our consolidated financial statements, we have restated our previously issued audited financial statements as of and for the years ended December 31, 2022 and 2023 and our interim financial statements as of and for the quarterly periods ended March 31, 2023 through September 30, 2023 and March 31, 2022 through September 30, 2022.

As a result of the misstatements discussed and the Restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including risks of lawsuit relating to securities offered by us in public and private offerings as well as claims by purchasers of our shares of common stock in the public market. Any actions, lawsuits or other legal proceedings related to the misstatements or the Restatement could result in liabilities, reputational harm and defense and other costs, regardless of the outcome of the lawsuit or proceeding.

We cannot ensure that litigation or other claims by stockholders will not be brought in the future arising out of the Restatement. We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities as a result of the Restatement. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Failure to maintain effective internal controls could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting our business and results of operations could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our common stock price. There are identified material weaknesses that are described further in Item 9A. below. These material weaknesses resulted in our historical financial statements requiring restatement, as is noted above, and delayed our required filings with the SEC, a situation that could recur in the event that we do not effectively remediate the existing material weaknesses and/or experience additional material weaknesses.

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

As of the date of this report, we have not identified any cybersecurity threats or intrusions that have materially affected our strategy, results of operations or financial condition. We and our third-party service providers have, however, been the target of cybersecurity threats and we expect these threats to continue. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K/A.

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

On March 22, 2024, there were 100 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, and for the fiscal quarters ended: March 31, June 30, and September 30, 2023, as well as March 31, June 30, and September 30, 2022. For additional information and a detailed discussion of the restatement, see Note 14: Restatement of Previously Issued Financial Statements in the Notes to our Restated Consolidated Financial Statements included in this Annual Report under Item 8. Financial Statements.

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

Results of Operations

Research and development expenses. Research and development expenses consist of costs incurred in identifying, developing, testing, and manufacturing product candidates, which primarily include the cost of manufacturing materials, fees paid to contract research organizations, fees paid to medical institutions for clinical studies, and costs to secure intellectual property. We analyze our research and development expenses based on four categories as follows: clinical projects, manufacturing and related, preclinical projects, and general fixed and overhead costs that are not allocated to the functional project costs, including personnel costs, facility costs, and related overhead costs.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, and administrative functions. Other costs include insurance, costs for public company activities, investor relations, directors’ fees, and professional fees for legal and accounting services.

Twelve Months Ended December 31, 2023 and 2022

Research and Development. Research and development expenses for the year ended December 31, 2023, were approximately $27,266,000, compared to approximately $18,266,000 for the year ended December 31, 2022.

The following table provides a summary of research and development costs by category for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	Variance
Clinical project costs	$15,132,000	$12,964,000	$2,168,000
Manufacturing and related costs	9,341,000	4,238,000	5,103,000
Pre-clinical project costs	483,000	431,000	52,000
General research and development costs	2,310,000	633,000	1,677,000
	$27,266,000	$18,266,000	$9,000,000

The overall increase in research and development expenses of approximately $9,000,000, or 49%, was primarily a result of an increase in manufacturing and related costs related to greater production sourcing necessary to support clinical trials and establish commercial production capabilities of approximately $5,103,000 and clinical project costs of approximately $2,168,000, driven by the timing of the activities related to our pivotal and pediatric trials, and an increase in general research and development costs of approximately $1,677,000 primarily attributable to increased personnel-related costs.

General and Administrative. General and administrative expenses for the year ended December 31, 2023, were approximately $11,694,000, compared to approximately $10,548,000 in 2022. The increase of $1,146,000, or 11% in general and administrative costs was primarily driven by an increase in personnel costs partially offset by a reduction in professional fees.

Other income (expense), net. Other income (expense), net for 2023 was an expense of approximately $3,870,000, as compared to approximately $3,039,000 of expense in 2022. The decrease was largely a result of the cost of the September 2023 financing being substantially lower than that of the October 2022 financing, partially offset by the impact of the warrant revaluation having an unfavorable impact in 2023, whereas in 2022 the impact was favorable. Interest income, net, improved to approximately $387,000 in 2023 as compared to approximately $153,000 in 2022. The increase in interest earned is a result of higher interest rates supporting stronger returns on money market cash equivalents coupled with higher average balances of cash on hand in 2023.

Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES:
Research and development	$6,359,000	$3,704,000	$2,655,000	72%
General and administrative	2,346,000	2,436,000	(90,000)	(4)%

OTHER INCOME (EXPENSE):
(Loss) gain on valuation of warrants	1,391,000	(100,000)	1,491,000	NM
Interest income	124,000	—	124,000	NM

In the three months ended March 31, 2023 and 2022, research and development expenses increased approximately 72%, primarily a result of increased clinical project costs driven by the timing of the activities related to our pivotal trial, an increase in manufacturing and related costs related to production sourcing, general research and development costs due to an increase in personnel, and pre-clinical project costs.

The decrease in general and administrative expense of $90,000, or 4%, was primarily driven by a decrease in professional fees, partially offset by an increase in personnel costs, including stock-based compensation expense.

The gain on valuation of warrants was nearly $1.4 million in the first quarter of 2023 as compared to a $100,000 loss in 2022. Fluctuations in the fair value of warrants outstanding correlate to changes in the Company’s stock price, with a decrease in the stock price decreasing the fair value of the warrants, thereby resulting in a gain.

Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
OPERATING EXPENSES:
Research and development	$6,135,000	$4,145,000	$1,990,000	48%
General and administrative	2,159,000	3,291,000	(1,132,000)	(34)%

OTHER INCOME (EXPENSE):
(Loss) gain on valuation of warrants	(1,957,000)	1,800,000	(3,757,000)	NM
Interest income	73,000	—	73,000	NM

In the three months ended June 30, 2023 and 2022, research and development expenses increased approximately 48%, primarily a result of increased manufacturing and production sourcing costs, increased clinical project costs driven by the timing of the activities related to our pivotal trial, and higher general research and development costs due to an increase in personnel.

General and administrative. General and administrative expense decreased 34%, primarily driven by a decrease in professional fees and personnel costs.

The loss on valuation of warrants was nearly $2.0 million for the second quarter of 2023 as compared to a gain of $1.8 million in 2022. These changes were largely the result of changes in the Company’s stock price, with an increase in the stock price resulting in a loss being recorded.

Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
OPERATING EXPENSES:
Research and development	$12,494,000	$7,849,000	$4,645,000	59%
General and administrative	4,505,000	5,727,000	(1,222,000)	(21)%

OTHER INCOME (EXPENSE):
(Loss) gain on valuation of warrants	(566,000)	1,700,000	(2,266,000)	NM
Interest income	197,000	—	197,000	NM

In the six months ended June 30, 2023 and 2022, research and development expenses increased approximately 59%. As is the case for the second quarter, the year-to-date increase through June 30, 2023 was primarily a result of increased manufacturing and production sourcing costs to support the increased activity in our pivotal trial and to establish a secure supply chain in anticipation of commercialization, coupled with increased headcount.

General and administrative. General and administrative expense decreased 21%, largely due to lower professional fees and personnel costs.

The loss on valuation of warrants was $566,000 for the six months ended June 30, 2023, as compared to a gain of $1.7 million in 2022. As is the case for all periods presented, the Company’s stock price is the main driver of this activity, with an increase in the stock price resulting in a loss being recorded, whereas the stock price declined in the same period in 2022.

Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
OPERATING EXPENSES:
Research and development	$7,035,000	$5,211,000	$1,824,000	35%
General and administrative	2,379,000	2,605,000	(226,000)	(9)%

OTHER INCOME (EXPENSE):
Warrant issuance costs	(470,000)	—	(470,000)	NM
(Loss) gain on valuation of warrants	(7,688,000)	300,000	(7,988,000)	NM
Interest income	51,000	4,000	47,000	NM

Research and development expenses increased 35%, as the Company continued to focus on supporting the higher level of activity in its pivotal clinical trial and building out the supply chain by developing redundancies in both subcomponent and final product production and the related raw material sourcing, including incremental personnel and professional fees.

General and administrative expenses decreased 9%, resulting from lower professional fees partially offset by a slight increase in personnel costs.

Warrant issuance costs were $470,000 and the loss on valuation of warrants was a $7.7 million loss for the third quarter, as compared to a gain of $300,000 in 2022. The Company executed a financing in the quarter, which is the reason for the warrant issuance charge. There was no financing in the comparable period for 2022. In addition to the increase in the quantity of warrants outstanding, the Company’s stock price reacted positively to the financing activity, which drove the substantial charge for warrant valuation.

Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
OPERATING EXPENSES:
Research and development	$19,529,000	$13,060,000	$6,469,000	50%
General and administrative	6,884,000	8,332,000	(1,448,000)	(17)%

OTHER INCOME (EXPENSE):
Warrant issuance costs	(470,000)	—	(470,000)	NM
(Loss) gain on valuation of warrants	(8,254,000)	2,000,000	(10,254,000)	NM
Interest income	248,000	4,000	244,000	NM

Year-to-date through September 30, 2023 and 2022, research and development expenses increased 50%. Throughout 2023, the Company was focused on driving enrollment in the clinical pivotal trial and ensuring that product sourcing was as robust as possible, necessitating incremental spending on iopofosine I 131 production for trial patients and increased supply chain and personnel expenditures.

General and administrative expenses continued the trend of being lower year-over-year largely from decreased professional fees.

The third quarter financing resulted in the warrant issuance costs of $470,000. The loss on valuation of warrants was $8.3 million year-to-date, while the amount for the comparable period in 2022 was a gain of $2.0 million. The increase in the Company’s stock price at the end of the period was the nearly exclusive driver of the loss on valuation of warrants.

Liquidity and Capital Resources

Year ended December 31, 2023, Compared to Year Ended December 31, 2022

As of December 31, 2023, we had cash and cash equivalents of $9.6 million, compared to $19.9 million as of December 31, 2022, a decrease of $10.3 million. This decrease was primarily a result of increased research and development expense and general and administrative expenses, partially offset by funds raised through equity securities. The cash used in operating activities during the twelve months ended December 31, 2023, was approximately $32,377,000.

Investing activities consist exclusively of fixed asset purchases. The increase in 2023 over 2022 relates to development of the infrastructure necessary to support our manufacturing capabilities, particularly ensuring that we have redundancy in each aspect of the supply chain to eliminate disruptions to product availability upon commercialization.

Net cash proceeds from the issuance of common stock, preferred stock, warrants, and the exercise of warrants by investors during 2023 was approximately $22,940,000, as compared to approximately $9,611,000 for similar financing activities in 2022.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. As of December 31, 2023, we had an accumulated deficit of approximately $202,761,000.

Liquidity Outlook

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the year ended December 31, 2023, we generated a net loss of approximately $42.8 million and used approximately $32.4 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2023, our consolidated cash balance was approximately $9.6 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $34.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Accrued Liabilities. As part of the process of preparing financial statements, we are required to estimate accrued liabilities. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees, such as amounts paid to clinical research organizations and investigators in conjunction with clinical studies, fees paid to vendors in conjunction with the manufacturing of clinical materials, and professional service fees, such as for lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred, or we over or underestimate the level of services performed or the costs of such services, our reported expenses for such period would be too high or too low. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based on the facts and circumstances known to us, in accordance with GAAP.

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with the financings conducted in September 2023 and October 2022, we recorded the preferred stock and warrants separately based on the estimated fair values. Subsequent to their issuance, to the extent that such securities are liability classified, they are marked to market, with the change reflected in the statement of operations at each reporting date. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

Warrants. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. If these instruments are initially classified as either liabilities or equity and a subsequent assessment determines that the classification has changed, we reflect that change in the financial statements.

Preferred Stock. We account for preferred stock based upon their specific terms and the authoritative guidance in ASC 480 and ASC 815, including whether they are freestanding instruments, whether any redemption or conversion aspects exist and how they are required to be settled (particularly if there is a cash settlement aspect), whether they contain characteristics that are predominantly debt-like or equity-like, whether they have embedded derivatives, and if they have redemption features. Based upon analysis of these criteria, the preferred stock will be classified as either debt, temporary (or “mezzanine”) equity, or permanent equity. The resultant classification is then evaluated quarterly to determine whether any change to the classification is required.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cellectar Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2023 and 2022 Financial Statements

As discussed in Notes 2 and 14 to the financial statements, the accompanying 2023 and 2022 financial statements have been restated to correct misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations and has limited capital resources to fund its ongoing operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Initial Accounting for the September 2023 Private Placement — Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

In September 2023, in a private placement with certain institutional investors, the Company issued 1,225 shares of Series E-1 preferred stock, along with Tranche A warrants to purchase 2,205 shares of Series E-3 preferred stock and Tranche B warrants to purchase 1,715 shares of Series E-4 preferred stock. Shares of Series E preferred stock were issued at a fixed price of $20,000 per share, resulting in gross proceeds of $24.5 million and net proceeds of approximately $22.2 million, of which $4,800,000 million was allocated to the warrants.

The warrants were deemed to be liabilities and are adjusted to fair value each reporting period. When issued, the Series E-1 preferred stock had a redemption feature; therefore, it was classified as mezzanine equity as of September 30, 2023. Upon stockholder approval of the transaction, the entire amount that had been assigned to mezzanine equity was reclassified to Series E-2 preferred stock and is a component of permanent equity, as is reflected in the financial statements. As a result of the stockholder approval, Series E-1 preferred stock was fully extinguished in accordance with the terms of the financing.

We identified the assessment of the initial accounting for the September 2023 Private Placement as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification of the preferred stock and the classification and valuation of the Tranche A and B warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s classification, as well as the valuation of the warrants.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the preferred stock and the warrants and the valuation of the warrants included the following, among others:

●	We read the agreements associated with the September 2023 Private Placement and tested the accuracy and completeness of the significant terms identified by management for purposes determining the appropriate accounting treatment, including the classification of the preferred stock and the Tranche A and B warrants, and the valuation of the warrants.
●	With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company's conclusions regarding the accounting treatment applied to preferred stock and Tranche A and B warrants.
●	With the assistance of our fair value specialists, we evaluated management's valuation of the Tranche A and B warrants by:
●	Evaluating management’s use of the Monte Carlo simulation methodology
●	Testing the significant valuation assumptions, including the expected volatility, the expected life and dividend yield.
●	Independently calculating a fair value estimate for the Tranche A and B warrants and comparing our estimates to management’s estimates.

Initial Accounting for the October 2022 Public Offering and Private Placement — Refer to Note 6 to the financial statements

Critical Audit Matter Description

In October 2022, the Company completed a registered direct offering of 3,275,153 shares of its common stock and warrants to purchase up to an aggregate of 3,275,153 shares of its common stock in a concurrent private placement. In a separate concurrent private placement transaction, the Company issued pre-funded warrants to purchase an aggregate of 1,875,945 shares of its common stock and warrants to purchase an aggregate of 1,875,945 shares of its common stock. Upon issuance, the warrants were classified as a liability and are adjusted to fair value at each subsequent reporting date. The pre-funded warrants were initially classified as equity.

We identified the assessment of the initial accounting for certain aspects of the October 2022 public offering and private placement as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification of the warrants and pre-funded warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s classification of such warrants and pre-funded warrants.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the warrants and pre-funded warrants included the following, among others:

●	We read the agreements associated with the October 2022 Public Offering and Private Placement and tested the accuracy and completeness of the significant terms identified by management for purposes determining the appropriate accounting treatment, including the classification of the warrants and pre-funded warrants.
●	With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company's conclusions regarding the accounting treatment applied to the warrants and prefunded warrants.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

October 29, 2024

We have served as the Company’s auditor since 2024.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
	Restated	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,564,988	$19,866,358
Prepaid expenses and other current assets	888,225	663,243
Total current assets	10,453,213	20,529,601
Property, plant & equipment, net	1,090,304	418,641
Operating lease right-of-use asset	502,283	560,334
Other long-term assets	29,780	81,214
TOTAL ASSETS	$12,075,580	$21,589,790

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,178,645	$5,478,443
Warrant liability	16,120,898	5,972,252
Lease liability, current	58,979	50,847
Total current liabilities	25,358,522	11,501,542
Lease liability, net of current portion	494,003	552,981
TOTAL LIABILITIES	25,852,525	12,054,523
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock, 111.11 shares authorized; 111.11 shares issued and outstanding as of December 31, 2023 and 2022	1,382,023	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series E-2 preferred stock, 1,225.00 shares authorized; 319.76 and 0.00 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4,677,632	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 20,744,110 and 9,385,272 shares issued and outstanding as of December 31, 2023 and 2022, respectively	207	94
Additional paid-in capital	182,924,210	168,143,557
Accumulated deficit	(202,761,017)	(159,990,407)
Total stockholders’ (deficit) equity	(15,158,968)	8,153,244
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,075,580	$21,589,790

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	Restated	Restated

OPERATING EXPENSES:
Research and development	$27,266,276	$18,265,711
General and administrative	11,694,367	10,548,062
Total operating expenses	38,960,643	28,813,773

LOSS FROM OPERATIONS	(38,960,643)	(28,813,773)

OTHER INCOME (EXPENSE):
Warrant issuance expense	(470,000)	(6,824,605)
(Loss) gain on valuation of warrants	(3,787,114)	3,633,241
Interest income	387,147	152,519
Total other income (expense), net	(3,869,967)	(3,038,845)
LOSS BEFORE INCOME TAXES	(42,830,610)	(31,852,618)

INCOME TAX BENEFIT	(60,000)	(60,000)

NET LOSS	$(42,770,610)	$(31,792,618)
NET LOSS PER SHARE — BASIC AND DILUTED	$(3.50)	$(4.51)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	12,221,571	7,055,665

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series D Preferred Stock		Preferred Stock		Common Stock				Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Additional Paid-In	Accumulated	Equity (Deficit)
	Restated	Restated	Restated	Restated	Restated	Restated	Capital Restated	Deficit Restated	Restated
Balance at December 31, 2021	111.11	$1,382,023	—	$—	6,110,125	$61	$157,260,859	$(128,197,789)	$29,063,131
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	—	—	3,275,153	33	9,429,734	—	9,429,767
Stock-based compensation	—	—	—	—	—	—	1,452,964	—	1,452,964
Retired shares	—	—	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(31,792,618)	(31,792,618)
Balance at December 31, 2022	111.11	1,382,023	—	—	9,385,272	94	168,143,557	(159,990,407)	8,153,244
Stock-based compensation (Note 7)	—	—	—	—	—	—	2,410,288	—	2,410,288
Exercise of warrants into common stock	—	—	—	—	1,197,622	12	2,467,210	—	2,467,222
Issuance of Series E-2 preferred stock, net of issuance costs (Note 6)	—	—	1,225.00	17,820,000	—	—	—	—	17,820,000
Conversion of preferred stock to common stock	—	—	(905.24)	(13,142,368)	9,947,684	99	13,142,269	—	—
Reclassification of pre-funded warrants to liability	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)
Stock awards (Note 7)	—	—	—	—	213,532	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	(42,770,610)	(42,770,610)
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,770,610)	$(31,792,618)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	192,375	148,435
Stock-based compensation	2,410,288	1,452,964
Loss on disposal of asset	—	3,386
Costs to issue warrants	470,000	6,824,605
Change in fair value of warrants	3,787,114	(3,633,241)
Change in operating lease right-of-use asset	58,051	90,432
Changes in:
Prepaid expenses and other assets	(173,548)	204,242
Accounts payable and accrued liabilities	3,700,202	1,623,529
Lease liability	(50,846)	(144,035)
Cash used in operating activities	(32,376,974)	(25,222,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(864,038)	(225,971)
Cash used in investing activities	(864,038)	(225,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of issuance costs	22,150,000	9,610,655
Proceeds from exercise of warrants	789,642	—
Cash provided by financing activities	22,939,642	9,610,655
DECREASE IN CASH AND CASH EQUIVALENTS	(10,301,370)	(15,837,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,564,988	$19,866,358
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of preferred stock to common stock	$13,242,368	$—
Conversion of pre-funded warrants to liability	$3,239,112	$—

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $202,761,000 as of December 31, 2023, and incurred a net loss of approximately $42,770,000 during the year ended December 31, 2023. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

To fund its research, development, and approval efforts, the Company has been heavily dependent on funding from private investors and public stockholders since its inception through the issuance of securities, such as common stock, convertible preferred stock, and warrants (outside capital). The Company expects to remain heavily dependent on outside capital to fund the Company’s operations for the foreseeable future until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes additional outside capital will be secured as needed, no assurance can be provided that additional outside capital will be secured or secured on terms that are acceptable to the Company.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $34.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and return of capital to stockholders, and/or filing for bankruptcy protection.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the notes to the consolidated financial statements.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company consists of one reportable segment.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property, equipment and Right-of-Use (ROU) assets. The Company periodically, and at a minimum annually, evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of December 31, 2023. There were no impairment charges recorded during the years ended December 31, 2023 or 2022.

Right-of-Use Asset and Lease Liability — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU assets are recognized over their estimated useful life, which represents the full term of the lease. See Note 11.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures, for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which for 2023 and 2022 ranged from twelve months to three years.

Research and Development — Research and development costs are expensed as incurred. The Company recognizes cost reimbursements from government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for operating expenses, the government grants are recognized as a reduction of the related expense.

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

Fair Value of Financial Instruments — The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying consolidated financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable, accrued liabilities, warrant liabilities and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets, accounts payable and accrued liabilities approximate their fair value as a result of their short-term nature. See Note 3.

Warrants — The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For equity-classified warrants, the fair value is not remeasured. For warrants that are liability-classified, changes in fair value, as well as the cost to issue the warrants, are included in Other (Expense) Income in the accompanying Consolidated Statements of Operations. If these instruments are initially classified as either liabilities or equity and a subsequent assessment determines that the classification has changed, the Company reflects that change in the financial statements.

Preferred Stock — The Company accounts for preferred stock based upon their specific terms and the authoritative guidance in ASC 480 and ASC 815, including whether they are freestanding instruments, whether any redemption or conversion aspects exist and how they are required to be settled (for example, if there are features that may require cash settlement), contain characteristics that are predominantly debt-like or equity-like, have embedded derivatives, and if they have redemption features. Based upon analysis of these criteria, the preferred stock will be classified as either debt, temporary (or “mezzanine”) equity, or permanent equity. The resultant classification is then evaluated quarterly to determine whether any change to the classification is required.

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

Prior Presentation — Certain prior year captions and amounts have been relabeled or combined to conform with the current presentation.

Recently Adopted Accounting Pronouncements — For the fiscal year beginning January 1, 2022, management adopted ASU 2021-10, Government Assistance (Topic 832), which aims to provide increased transparency by requiring business entities to disclose information about certain type of government assistance they receive in the notes to the financial statements. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million in additional grant funding to expand our ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of our ongoing Phase 1 pediatric study.

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

Recently Issued Accounting Pronouncements Not Yet Adopted — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to enable investors to better understand an entity’s overall performance and assist in assessing potential future cash flows. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 15, 2023, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Restatement of Previously Issued Consolidated Financial Statements — During the third quarter of 2024, and prior to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2024, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain previously issued warrants and preferred stock. Additionally, the Company identified certain operating costs previously as research and development expenses which should have been classified as general and administrative expenses. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, this Form 10-K/A presents the Company’s Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company has restated its previously filed unaudited interim condensed consolidated financial statements for the periods ending March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2022, June 30, 2022, and September 30, 2022, contained in its Quarterly Reports on Form 10-Q. See Notes 14 and 15 for further information.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments be made. The following table summarizes the conclusions reached as of December 31, 2023 and 2022 for financial instruments measured at fair value on a recurring basis

	Balance	Level 1	Level 2	Level 3
December 31, 2023
Cash and cash equivalents	$9,564,988	$9,564,988	$—	$—
Total assets	$9,564,988	$9,564,988	$—	$—

Warrant liability	$16,120,898	$—	$2,989,207	$13,131,691
Total liabilities	$16,120,898	$—	$2,989,207	$13,131,691

December 31, 2022
Cash and cash equivalents	$19,866,358	$19,866,358	$—	$—
Total assets	$19,866,358	$19,866,358	$—	$—

Warrant liability	$5,972,252	$—	$—	$5,972,252
Total liabilities	$5,972,252	$—	$—	$5,972,252

In September 2023 the Company issued warrants to purchase shares of preferred stock which, on an as-converted basis, represent an aggregate of 21,025,641 shares of common stock (the September 2023 Warrants) (see Note 6). The fair value of the September 2023 Warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the September 2023 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized. The September 2023 Warrants had a fair value of $4,200,000, which is included in the warrant liability caption on the accompanying balance sheet as of December 31, 2023.

The following table summarizes the modified option-pricing assumptions used on September 8, 2023, which was the date of issuance, and December 31, 2023:

	September 8	December 31
Volatility	83.0-84.0%	82.0-83.0%
Risk-free interest rate	4.39-5.53%	3.80-5.40%
Expected life (years)	0.4-5.0	0.3-4.7
Dividend	0%	0%

In October 2022 the Company issued a total of 5,151,098 common warrants that are immediately exercisable with a five-year life and a strike price of $1.96 for shares of common stock (the 2022 Common Warrants), and 1,875,941 pre-funded warrants (the 2022 Pre-Funded Warrants) to acquire shares of common stock (see Note 6). The 2022 Pre-Funded Warrants are exercisable by the holder upon payment of the par value of the common stock and are classified as Level 2 liabilities as their value is equal to the Company’s common stock value less the par value.

The fair value of the 2022 Common Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2022 Common Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized. The following table summarizes the assumptions used upon issuance and at each financial reporting date:

	October20,	December 31,	December 31,
	2022	2022	2023
Volatility	84.5%	86.5%	81.1%
Risk-free interest rate	4.45%	3.99%	3.84%
Expected life (years)	5.0	4.8	3.8
Dividend	0%	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy, inclusive of all Preferred and Common Warrants, excluding the Pre-Funded Common Warrants:

Level 3
Fair value of Level 3 liabilities as of January 1, 2022	$2,600,000
Issuance of 2022 Common Warrants	7,005,493
Change in fair value	(3,633,241)
December 31, 2022, fair value of Level 3 liabilities	$5,972,252
Issuance of September 2023 Warrants	$4,800,000
Exercise of 2022 Common Warrants	(732,612)
Change in fair value	3,092,051
December 31, 2023, fair value of Level 3 liabilities	$13,131,691

4. PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consisted of the following as of December 31:

	2023	2022

Office and laboratory equipment	$1,661,316	$797,278
Computer software	4,000	4,000
Leasehold improvements	309,897	309,897
Total fixed assets	1,975,213	1,111,175
Less– accumulated depreciation and amortization	(884,909)	(692,534)
Property, plant & equipment, net	$1,090,304	$418,641

For the years ended December 31, 2023 and 2022, the Company recorded approximately $192,000 and $148,000 of depreciation and amortization expense, respectively.

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

6. STOCKHOLDERS’ EQUITY

September 2023 Private Placement

On September 8, 2023, in a private placement with certain institutional investors, the Company issued 1,225 shares of Series E-1 preferred stock, along with Tranche A warrants to purchase 2,205 shares of Series E-3 preferred stock and Tranche B warrants to purchase 1,715 shares of Series E-4 preferred stock. Shares of Series E preferred stock were issued at a fixed price of $20,000 per share, resulting in gross proceeds of $24.5 million and net proceeds of approximately $22.2 million after placement agent fees and other customary expenses. The conversion prices for the preferred stock are as follows: for the Series E-1 or E-2 preferred stock, $1.82 per share of common stock, or a total of 13,461,538 shares of common stock; for the Series E-3 preferred stock, $3.185 per share of common stock, or a total of 13,846,154 shares of common stock; and for the Series E-4 preferred stock, $4.7775 per share of common stock, or a total of 7,179,487 shares of common stock, in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The warrants are exercisable as follows:

●	Tranche A warrants, for an aggregate exercise price of $44.1 million, exercisable for Series E-3 preferred stock until the earlier of September 6, 2026, or 10 trading days after the Company’s announcement of positive topline data from the Waldenstrom’s macroglobulinemia CLOVER WaM pivotal trial; and,
●	Tranche B warrants, for an aggregate exercise price of $34.3 million, exercisable for Series E-4 preferred stock until the earlier of September 6, 2028, or 10 days following the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131.

The Tranche A and Tranche B warrants do not qualify as derivatives; however, they do not meet the requirements necessary to be considered indexed to the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period.

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

The net proceeds from the September 2023 Private Placement were allocated first to the fair value of the Tranche A and Tranche B warrants, which had a fair value upon issuance of $4,800,000, with the remainder, or $17,820,000, allocated to the Series E-1 preferred stock. Upon stockholder approval of the transaction, the entire amount that had been assigned to mezzanine equity was reclassified to Series E-2 preferred stock and is a component of permanent equity, as is reflected in the financial statements. As a result of the stockholder approval, Series E-1 preferred stock was fully extinguished in accordance with the terms of the financing.

Series E preferred stock is convertible to common stock at the request of the holder, subject to the holder not exceeding certain beneficial ownership percentages as stipulated in the financing agreement, and votes on an as-converted to common basis. Subsequent to the issuance of the Series E-2 preferred stock and prior to December 31, 2023, preferred holders converted 905.24 shares of Series E-2 preferred stock into 9,947,684 shares of common stock at the stated rate of $1.82 per common share.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering of 3,275,153 shares of the Company’s common stock at $2.085 per share and common warrants to purchase up to an aggregate of 3,275,153 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 1,875,945 shares of common stock and common warrants to purchase an aggregate of 1,875,945 shares of common stock. The common warrants sold in the registered direct offering and those sold in the private placement have identical terms. These common warrants are immediately exercisable at an exercise price of $1.96 per share and will expire on the fifth anniversary of the closing date. Each 2022 Pre-Funded Warrant had a purchase price of $2.08499, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million, with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses. During the twelve months ended December 31, 2023, 355,235 pre-funded warrants were converted into 355,235 shares of common stock. During the twelve months ended December 31, 2023, 177,877 common warrants were exercised for proceeds of $348,638. There were no common warrants exercised during the twelve months ended December 31, 2022.

Upon issuance, the 2022 Common Warrants were classified as a liability and were marked to market at each reporting date. The 2022 Pre-Funded Warrants were initially classified as equity, until the issuance of the Series E preferred stock in September 2023, at which point the 2022 Pre-Funded Warrants were reclassified to liability.

In accordance with the concept of FASB ASC 820 regarding the October 2022 public offering, the Company allocated the value of the proceeds to the common stock, common warrants, and pre-funded warrants utilizing a fair value basis. Using the closing trading price for Cellectar stock on October 20, 2022, and a Black-Scholes valuation for the warrants, the Company computed the fair value of the warrants. To the extent that the value of the warrants, pre-funded warrants and common stock sold exceeded the proceeds, the Company records a charge to the statement of operations. The Company allocated approximately $7.0 million to the 2022 Common Warrants, $3.7 million to the 2022 Pre-Funded warrants and $6.4 million to the common stock, with the value in excess of the proceeds received of approximately $6.3 million reflected in Other Expense.

December 2020 Public Offering and Private Placement

On December 23, 2020, the Company issued and sold 1,814,813 shares of common stock, par value $0.00001 per share, at a public offering price of $13.50 per share of common stock, prior to deducting underwriting discounts and commissions and estimated offering expenses.

In a concurrent private placement, the Company issued and sold 1,518.5180 shares of Series D convertible preferred stock. These preferred shares are convertible into a number of shares of common stock equal to $13,500 divided by $13.50 (or 1,000 shares of common stock for each share of Series D preferred stock) and were issued at a price of $13,500 per share of Series D preferred stock. The preferred shares were only convertible into common stock upon receipt of stockholder approval of the issuance of the underlying shares of common stock as required by Nasdaq Marketplace Rule 5635(d) at a special stockholder meeting to be called for that purpose. At a special meeting of stockholders held on February 25, 2021, the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon the conversion of the Series D preferred stock.

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

Warrants

The following table summarizes the outstanding warrants to purchase stock as of December 31, 2023:

	Number of
	Shares Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2023 Tranche A Preferred Warrants	13,846,154	$3.185	September 8, 2026	(1)
2023 Tranche B Preferred Warrants	7,179,487	$4.7775	September 8, 2028	(1)
2022 Common Warrants	4,748,221	$1.96	October 25, 2027	(2)
2022 Pre-Funded Common Warrants	1,079,136	$0.00001	N/A	(2)
June 2020 Series H Common Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Common Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Common Warrants	201,800	$24.00	May 20, 2024
October 2017 Series D Common Warrants	31,085	$178.00	October 14, 2024
Total	28,002,379

(1)	These warrants are described further under the caption “September 2023 Private Placement” above.
(2)	These warrants are described further under the caption “October 2022 Public Offering and Private Placement” above.

The 2022 Pre-Funded Warrants are classified as mezzanine equity. All other warrants in the table above are liability-classified.

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

During the twelve months ended December 31, 2023 and 2022, stock options granted were 1,617,000 and 440,250, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended
	December 31,
	2023	2022
Employee and director stock option and stock grants:
Research and development	$505,155	$165,461
General and administrative	1,905,133	1,287,502
Total stock-based compensation	$2,410,288	$1,452,964

In January 2023, the Company granted 609,000 non-statutory stock option awards at an average exercise price of $1.68 per share to employees. These grants were contingent upon the approval of the increase in the number of shares available for issuance under the 2021 Plan that was approved by the stockholders at the Annual Meeting of Stockholders held on June 23, 2023. In accordance with the removal of the contingency, the Company began recognizing the expense for these awards beginning in June 2023.

In December 2023, the Company granted 2,776,000 contingent, non-statutory stock option awards at an exercise price of $2.63 per share to our employees and our directors. Each of these grants is contingent on approval of an increase in the shares available in the 2021 Stock Incentive Plan that is to be voted on by the stockholders at the annual meeting of stockholders expected to be held in June 2024. Until such time that the contingent non-statutory stock option awards are approved by stockholders, no expense will be recognized by the Company.

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

Dividends. The Company has not historically issued dividends.

Summary. The following table summarizes the assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2023	2022
Volatility	82.02-83.28%	82.47-100%
Risk-free interest rate	3.59-4.68%	1.65-3.96%
Expected term (years)	6.0	6.0
Dividend	0%	0%

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

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.35 and $3.52, respectively. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $1,670,964 and $1,340,967, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2023 was $11.13 and $1.81, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2022 was $19.92 and $5.25, respectively.

The weighted average grant date fair value of options forfeited during the years ended December 31, 2023 and 2022 was $1.41 and $7.33, respectively. The number of options vested during the years ended December 31, 2023 and December 31, 2022 was 308,136 and 135,976, respectively. The number of options unvested at December 31, 2023 and December 31, 2022, was 1,837,732 and 540,223, respectively.

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

8. INCOME TAXES

	2023	2022

Tax provision (benefit)
Current
Federal	$—	$—
State	(60,000)	(60,000)
Total current	(60,000)	(60,000)

Deferred
Federal	(12,233,641)	(7,800,350)
State	(2,764,638)	(2,633,146)
Total deferred	(14,998,279)	(10,433,496)

Change in valuation allowance	14,998,279	10,433,496
Total	$(60,000)	$(60,000)

Deferred tax assets consisted of the following as of December 31:

	2023	2022

Deferred tax assets
Federal net operating loss	$39,914,591	$35,958,687
Federal research and development tax credit carryforwards	15,868,907	11,484,209
State net operating losses and tax credit carryforwards	7,626,490	6,186,679
Capitalized research and development expenses	20,203,493	15,820,893
Stock-based compensation expense	3,710,609	3,186,702
Other	754,180	443,693
Total deferred tax assets	88,078,270	73,080,863

Deferred tax liabilities
Depreciable assets	(156,626)	(157,498)
Total deferred tax liabilities	(156,626)	(157,498)

Net deferred tax assets	87,921,644	72,923,365
Less- valuation allowance	(87,921,644)	(72,923,365)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2023	2022
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State income taxes	6.92%	8.42%
Permanent nondeductible items	(0.28)%	(0.01)%
Federal tax credits	9.95%	5.92%
Change in valuation allowance	(35.48)%	(32.76)%
Warrant cost	(2.11)%	(2.10)%
Other	0.14%	(0.29)%
Total	0.14%	0.18%

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

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would have been antidilutive:

	Year Ended December 31,
	2023	2022
Warrants	26,923,243	6,714,479
Stock options	2,351,903	746,257
Convertible preferred shares	3,624,957	111,111
Total potentially dilutive shares	32,900,103	7,571,847

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

13. SUBSEQUENT EVENTS

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

On July 21, 2024, the Company, entered into a warrant exercise inducement with certain holders of its 2023 Tranche B warrants. The warrant holders agreed to exercise their existing warrants to purchase an amount of shares of the Company’s Series E - 4 Preferred Stock, which is convertible to 6,739,918 shares of the Company’s common stock in the aggregate, at a reduced, as - converted common stock exercise price of $2.52 per share, in exchange for the Company’s agreement to issue new warrants with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As described in Note 2 and detailed below, in July 2024 the Company determined that it was necessary to re-evaluate its accounting treatment for certain previously issued warrants and preferred stock. The Company identified five areas where the historical accounting treatment applied to previously issued warrants and preferred stock required modification:

1.	Contractual terms contained within the agreements governing the warrants issued to its investors in prior periods required further evaluation under Topic 815. After consultation with external advisors and completing an extensive review process, management concluded that the classification of certain previously issued warrants as equity was not consistent with Topic 815 and has restated them as liabilities. This also results in the requirement to account for the change in the fair value of the liability classified warrants through the Consolidated Statements of Operations at each reporting date they remain outstanding. Additionally, upon the issuance of the 2022 common warrants, pre-funded warrants and common stock, the Company determined the fair value of each security issued and booked a charge for the amount that the fair value exceeded the proceeds received (see Note 6).

2.	Upon the issuance of the Series E Preferred Stock in September 2023, the contractual language required the 2022 Pre-Funded Warrants be reclassified from equity to liability.
3.	The Series D Preferred Stock issued in 2020 was determined to be temporary, or mezzanine equity upon issuance and was so recorded.
4.	The accounting treatment for the Tranche A and B warrants issued as part of the September 2023 financing (See Note 6) continues to be appropriate; however, as part of the work performed for the restatement, the warrant valuation was adjusted to correct prior errors in the valuation.
5.	Certain operating costs previously recorded as research and development expenses were corrected to general and administrative expenses.

The impact on the consolidated financial statements is as follows (lettered for reference to the financial statement adjustments):

A.	All the outstanding common warrants were corrected from permanent equity to Warrant Liability, and the Series D Preferred Stock was corrected from permanent equity to Mezzanine Equity as of December 31, 2021.
B.	The proceeds from the October 2022 financing were adjusted as described in Note 6. Additionally, the cost of the 2022 financing allocated to the issuance of the 2022 Warrants, which was $463,000, was removed from Additional Paid-In Capital and charged to Other Expense.
C.	After the issuance of the Series E Preferred in September 2023, the 2022 Pre-Funded Warrants were corrected from Additional Paid-In Capital to Warrant Liability.
D.	At each reporting period the warrants accounted for as liabilities were marked to market with the adjustment reflected in Other Income (Expense).
E.	Certain operating costs previously recorded as research and development expenses were corrected to general and administrative expenses.
F.	Adjusted the balance sheet as of December 31, 2021 by reducing additional paid-in capital and increasing accumulated deficit by $25,300,000 which was the change from the initial fair value amount of the warrants issued in 2017, 2018 and 2020 through December 31, 2021.

Below are the Company’s restated consolidated balance sheets as of December 31, 2023 and 2022, and the restated consolidated statements of operations, statements of convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows, with adjustments, for the years ended December 31, 2023 and 2022.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	December 31, 2023
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,564,988	$—		$9,564,988
Prepaid expenses and other current assets	888,225	—		888,225
Total current assets	10,453,213	—		10,453,213
Property, plant & equipment, net	1,090,304	—		1,090,304
Operating lease right-of-use asset	502,283	—		502,283
Other long-term assets	29,780	—		29,780
TOTAL ASSETS	$12,075,580	$—		$12,075,580

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,178,645	$—		$9,178,645
Warrant liability	3,700,000	12,420,898	A, C	16,120,898
Lease liability, current	58,979	—		58,979
Total current liabilities	12,937,624	12,420,898		25,358,522
Lease liability, net of current portion	494,003	—		494,003
TOTAL LIABILITIES	13,431,627	12,420,898		25,852,525
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of December 31, 2023	—	1,382,023	A	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D convertible preferred stock, 111.11 shares authorized, issued and outstanding as of December 31, 2023	1,382,023	(1,382,023)	A	—
Series E-2 preferred stock, 1,225.00 shares authorized; 319.76 shares issued and outstanding as of December 31, 2023	4,677,632	—		4,677,632
Common stock, $0.00001 par value; 170,000,000 shares authorized; 20,744,110 shares issued and outstanding as of December 31 2023	207	—		207
Additional paid-in capital	210,066,630	(27,142,420)	A, B, C, F	182,924,210
Accumulated deficit	(217,482,539)	14,721,522	B, D, F	(202,761,017)
Total stockholders’ (deficit) equity	(1,356,047)	(13,802,921)		(15,158,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,075,580	$—		$12,075,580

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	December 31, 2022
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,866,358	$—		$19,866,358
Prepaid expenses and other current assets	663,243	—		663,243
Total current assets	20,529,601	—		20,529,601
Property, plant & equipment, net	418,641	—		418,641
Operating lease right-of-use asset	560,334	—		560,334
Other long-term assets	81,214	—		81,214
TOTAL ASSETS	$21,589,790	$—		$21,589,790

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,478,443	$—		$5,478,443
Warrant liability	—	5,972,252	A	5,972,252
Lease liability, current	50,847	—		50,847
Total current liabilities	5,529,290	5,972,252		11,501,542
Lease liability, net of current portion	552,981	—		552,981
TOTAL LIABILITIES	6,082,271	5,972,252		12,054,523
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock, 111.11 shares authorized, issued and outstanding as of December 31, 2023	—	1,382,023	A	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of December 31, 2022	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 9,385,272 shares issued and outstanding as of December 31 2022	94	—		94
Additional paid-in capital	193,624,445	(25,480,888)	A, B, F	168,143,557
Accumulated deficit	(179,499,043)	19,508,636	B, D, F	(159,990,407)
Total stockholders’ (deficit) equity	15,507,519	(7,354,275)		8,153,244
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$21,589,790	$—		$21,589,790

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$28,211,460	$(945,184)	E	$27,266,276
General and administrative	10,749,183	945,184	E	11,694,367
Total operating expenses	38,960,643	—		38,960,643
LOSS FROM OPERATIONS	(38,960,643)	—		(38,960,643)
OTHER INCOME (EXPENSE):
Warrant issuance expense	(470,000)	—		(470,000)
Gain (loss) on valuation of warrants	1,000,000	(4,787,114)	D	(3,787,114)
Interest income	387,147	—		387,147
Total other income (expense), net	917,147	(4,787,114)		(3,869,967)
LOSS BEFORE INCOME TAXES	(38,043,496)	(4,787,114)		(42,830,610)
INCOME TAX BENEFIT	(60,000)	—		(60,000)
NET LOSS	$(37,983,496)	$(4,787,114)		$(42,770,610)
NET LOSS PER SHARE — BASIC AND DILUTED	$(3.11)	$(0.39)		$(3.50)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	12,221,571	—		12,221,571

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$19,219,603	$(953,892)	E	$18,265,711
General and administrative	9,594,170	953,892	E	10,548,062
Total operating expenses	28,813,773	—		28,813,773
LOSS FROM OPERATIONS	(28,813,773)	—		(28,813,773)
OTHER INCOME (EXPENSE):
Warrant issuance expense	—	(6,824,605)	B, D	(6,824,605)
Gain (loss) on valuation of warrants	—	3,633,241	D	3,633,241
Interest income	152,519	—		152,519
Total other income (expense), net	152,519	(3,191,364)		(3,038,845)
LOSS BEFORE INCOME TAXES	(28,661,254)	(3,191,364)		(31,852,618)
INCOME TAX BENEFIT	(60,000)	—		(60,000)
NET LOSS	$(28,601,254)	$(3,191,364)		$(31,792,618)
NET LOSS PER SHARE — BASIC AND DILUTED	$(4.05)	$(0.45)		$(4.51)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	7,055,665	—		7,055,665

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series D
	Preferred Stock		Preferred Stock		Common Stock				Total
						Par	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Previously Reported
Balance at December 31, 2021	—	$—	111.11	$1,382,023	6,110,125	$61	$182,560,859	$(150,897,789)	$33,045,154
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	—	—	—	—	3,275,153	33	9,610,622	—	9,610,655
Stock-based compensation	—	—	—	—	—	—	1,452,964	—	1,452,964
Retired shares	—	—	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(28,601,254)	(28,601,254)
Balance at December 31, 2022	—	—	111.11	1,382,023	9,385,272	94	193,624,445	(179,499,043)	15,507,519
Stock-based compensation	—	—	—	—	—	—	2,410,288	—	2,410,288
Exercise of warrants into common stock	—	—	—	—	1,197,622	12	789,630	—	789,642
Issuance of preferred stock, net of issuance costs (Note 6)	—	—	1,225.00	17,920,000	—	—	—	—	17,920,000
Conversion of preferred stock to common stock	—	—	(905.24)	(13,242,368)	9,947,684	99	13,242,269	—	—
Stock awards (Note 7)	—	—	—	—	213,532	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	(37,983,496)	(37,983,496)
Balance at December 31, 2023	—	$—	430.87	$6,059,655	20,744,110	$207	$210,066,630	$(217,482,539)	$(1,356,047)
Adjustments
Balance at December 31, 2021 (A, F)	111.11	$1,382,023	(111.11)	$(1,382,023)	—	$—	$(25,300,000)	$22,700,000	$(3,982,023)
Reclassification of warrants to liability (A)	—	—	—	—	—	—	(7,005,493)	—	(7,005,493)
Warrant-related issuance expense (B)	—	—	—	—	—	—	6,824,605	—	6,824,605
Net loss (B, D)	—	—	—	—	—	—	—	(3,191,364)	(3,191,364)
Balance at December 31, 2022	111.11	1,382,023	(111.11)	(1,382,023)	—	—	(25,480,888)	19,508,636	(7,354,275)
Exercise of warrants into common stock (A)	—	—	—	—	—	—	1,677,580	—	1,677,580
Reclassification of warrants to liability (C)	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)
Issuance of Series E-2 preferred stock, net of issuance costs (Note 6) (D)	—	—	—	(100,000)	—	—	—	—	(100,000)
Conversion of preferred stock to common stock (D)	—	—	—	100,000	—	—	(100,000)	—	—
Net loss (D)	—	—	—	—	—	—	—	(4,787,114)	(4,787,114)
Balance at December 31, 2023	111.11	$1,382,023	(111.11)	$(1,382,023)	—	$—	$(27,142,420)	$14,721,522	$(13,802,921)
As Restated
Balance at December 31, 2021	111.11	$1,382,023	—	$—	6,110,125	$61	$157,260,859	$(128,197,789)	$29,063,131
Issuance of common stock and pre-funded warrants net of issuance costs	—	—	—	—	3,275,153	33	9,429,734	—	9,429,767
Stock-based compensation	—	—	—	—	—	—	1,452,964	—	1,452,964
Retired shares	—	—	—	—	(6)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(31,792,618)	(31,792,618)
Balance at December 31, 2022	111.11	1,382,023	—	—	9,385,272	94	168,143,557	(159,990,407)	8,153,244
Stock-based compensation (Note 7)	—	—	—	—	—	—	2,410,288	—	2,410,288
Exercise of warrants into common stock	—	—	—	—	1,197,622	12	2,467,210	—	2,467,222
Issuance of Series E-2 preferred stock, net of issuance costs (Note 6)	—	—	1,225.00	17,820,000	—	—	—	—	17,820,000
Conversion of preferred stock to common stock	—	—	(905.24)	(13,142,368)	9,947,684	99	13,142,269	—	—
Reclassification of pre-funded warrants to liability liability	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)
Stock awards (Note 7)	—	—	—	—	213,532	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	(42,770,610)	(42,770,610)
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,983,496)	$(4,787,114)	D	$(42,770,610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	192,375	—		192,375
Stock-based compensation	2,410,288	—		2,410,288
Loss on disposal of asset	—	—		—
Costs to issue warrants	470,000	—		470,000
Change in fair value of warrants	(1,000,000)	4,787,114	D	3,787,114
Change in operating lease right-of-use asset	58,051	—		58,051
Changes in:
Prepaid expenses and other assets	(173,548)	—		(173,548)
Accounts payable and accrued liabilities	3,700,202	—		3,700,202
Lease liability	(50,846)	—		(50,846)
Cash used in operating activities	(32,376,974)	—		(32,376,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(864,038)	—		(864,038)
Cash used in investing activities	(864,038)	—		(864,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants, net of issuance costs	22,150,000	—		22,150,000
Proceeds from exercise of warrants	789,642	—		789,642
Cash provided by financing activities	22,939,642	—		22,939,642
DECREASE IN CASH AND CASH EQUIVALENTS	(10,301,370)	—		(10,301,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	—		19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,564,988	$—		$9,564,988
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$13,242,368	$—		$13,242,368
Conversion of mezzanine equity to permanent equity (Note 6)	$17,920,000	$(100,000)		$17,820,000
Conversion of pre-funded warrants to liability	$—	$3,239,112		$3,239,112

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,601,254)	$(3,191,364)	B, D	$(31,792,618)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,435	—		148,435
Stock-based compensation	1,452,964	—		1,452,964
Loss on disposal of asset	3,386	—		3,386
Costs to issue warrants	—	6,824,605	B	6,824,605
Change in fair value of warrants	—	(3,633,241)	D	(3,633,241)
Change in operating lease right-of-use asset	90,432	—		90,432
Changes in:
Prepaid expenses and other assets	204,242	—		204,242
Accounts payable and accrued liabilities	1,623,529	—		1,623,529
Lease liability	(144,035)	—		(144,035)
Cash used in operating activities	(25,222,301)	—		(25,222,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(225,971)	—		(225,971)
Cash used in investing activities	(225,971)	—		(225,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants, net of issuance costs	9,610,655	—		9,610,655
Cash provided by financing activities	9,610,655	—		9,610,655
DECREASE IN CASH AND CASH EQUIVALENTS	(15,837,617)	—		(15,837,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	—		35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,866,358	$—		$19,866,358

15. RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (Unaudited)

As described previously, when the Company determined that it was necessary to re-evaluate its accounting treatment for previously issued warrants and preferred stock and restate previously filed financial statements, the previously reported quarterly financial statements also required restatement. The statements below present the unaudited restated condensed consolidated balance sheets and the restated condensed consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, with adjustments, for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2022, June 30, 2022, and September 30, 2022. The lettered references are consistent with those in Note 14.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,682,691	$—		$12,682,691
Prepaid expenses and other current assets	1,163,745	—		1,163,745
Total current assets	13,846,436	—		13,846,436
Property, plant & equipment, net	376,084	—		376,084
Operating lease right-of-use asset	546,505	—		546,505
Other long-term assets	69,431	—		69,431
TOTAL ASSETS	$14,838,456	$—		$14,838,456

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,904,545	$—		$6,904,545
Warrant liability	—	4,581,455	A	4,581,455
Lease liability, current	51,106	—		51,106
Total current liabilities	6,955,651	4,581,455		11,537,106
Lease liability, net of current portion	548,344	—		548,344
TOTAL LIABILITIES	7,503,995	4,581,455		12,085,450
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of March 31, 2023	—	1,382,023	A	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D convertible preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2023	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 9,740,507 shares issued and outstanding as of March 31, 2023	97	—		97
Additional paid-in capital	194,032,651	(25,480,888)	A, B, F	168,551,763
Accumulated deficit	(188,080,310)	20,899,433	B, D, F	(167,180,877)
Total stockholders’ equity	7,334,461	(5,963,478)		1,370,983
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$14,838,456	$—		$14,838,456

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,152,972	$—		$5,152,972
Prepaid expenses and other current assets	456,679	—		456,679
Total current assets	5,609,651	—		5,609,651
Property, plant & equipment, net	337,434	—		337,434
Operating lease right-of-use asset	532,300	—		532,300
Other long-term assets	29,780	—		29,780
TOTAL ASSETS	$6,509,165	$—		$6,509,165

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,391,673	$—		$6,391,673
Warrant liability	—	6,538,873	A	6,538,873
Lease liability, current	53,640	—		53,640
Total current liabilities	6,445,313	6,538,873		12,984,186
Lease liability, net of current portion	530,856	—		530,856
TOTAL LIABILITIES	6,976,169	6,538,873		13,515,042
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of June 30, 2023	—	1,382,023	A	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of June 30, 2023	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 9,740,507 shares issued and outstanding as of June 30 2023	97	—		97
Additional paid-in capital	194,452,408	(25,480,888)	A, B, F	168,971,520
Accumulated deficit	(196,301,532)	18,942,015	B, D, F	(177,359,517)
Total stockholders’ (deficit) equity	(467,004)	(7,920,896)		(8,387,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,509,165	$—		$6,509,165

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,986,443	$—		$18,986,443
Prepaid expenses and other current assets	1,123,467	—		1,123,467
Total current assets	20,109,910	—		20,109,910
Property, plant & equipment, net	893,509	—		893,509
Operating lease right-of-use asset	517,566	—		517,566
Other long-term assets	29,780	—		29,780
TOTAL ASSETS	$21,550,765	$—		$21,550,765

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,814,590	$—		$7,814,590
Warrant liability	8,600,000	13,365,401	A, C	21,965,401
Lease liability, current	56,263	—		56,263
Total current liabilities	16,470,853	13,365,401		29,836,254
Lease liability, net of current portion	512,750	—		512,750
TOTAL LIABILITIES	16,983,603	13,365,401		30,349,004
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Preferred stock, $0.00001 par value; Series E-1 preferred stock; 1,225 shares authorized, issued and outstanding as of September 30, 2023; Series D convertible preferred stock; 111.11 shares issued and outstanding as of September 30, 2023	17,920,000	1,282,023	A	19,202,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of September 30, 2023	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 9,918,384 shares issued and outstanding as of September 30 2023	99	—		99
Additional paid-in capital	195,298,922	(28,419,388)	A, B, C, F	166,879,534
Accumulated deficit	(210,033,882)	15,153,987	B, D, F	(194,879,895)
Total stockholders’ (deficit) equity	(13,352,838)	(14,647,424)		(28,000,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$21,550,765	$—		$21,550,765

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$6,654,094	$(294,838)	E	$6,359,256
General and administrative	2,051,207	294,838	E	2,346,045
Total operating expenses	8,705,301	—		8,705,301

LOSS FROM OPERATIONS	(8,705,301)	—		(8,705,301)

OTHER INCOME:
Gain on valuation of warrants	—	1,390,797	D	1,390,797
Interest income	124,034	—		124,034
Total other income, net	124,034	1,390,797		1,514,831
NET LOSS	$(8,581,267)	$1,390,797		$(7,190,470)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.76)	$0.12		$(0.64)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	11,261,217	—		11,261,217

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$6,308,430	$(173,420)	E	$6,135,010
General and administrative	1,985,572	173,420	E	2,158,992
Total operating expenses	8,294,002	—		8,294,002

LOSS FROM OPERATIONS	(8,294,002)	—		(8,294,002)

OTHER INCOME (EXPENSE):
Gain (loss) on valuation of warrants	—	(1,957,418)	D	(1,957,418)
Interest income	72,780	—		72,780
Total other income (expense), net	72,780	(1,957,418)		(1,884,638)
NET LOSS	$(8,221,222)	$(1,957,418)		$(10,178,640)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.73)	$(0.17)		$(0.90)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	11,261,217	—		11,261,217

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$12,962,524	$(468,258)	E	$12,494,266
General and administrative	4,036,779	468,258	E	4,505,037
Total operating expenses	16,999,303	—		16,999,303

LOSS FROM OPERATIONS	(16,999,303)	—		(16,999,303)

OTHER INCOME (EXPENSE):
Loss on valuation of warrants	—	(566,621)	D	(566,621)
Interest income	196,814	—		196,814
Total other income (expense), net	196,814	(566,621)		(369,807)
NET LOSS	$(16,802,489)	$(566,621)		$(17,369,110)
NET LOSS PER SHARE — BASIC AND DILUTED	$(1.49)	$(0.05)		$(1.54)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	11,261,217	—		11,261,217

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$7,312,504	$(277,848)	E	$7,034,656
General and administrative	2,100,956	277,848	E	2,378,804
Total operating expenses	9,413,460	—		9,413,460

LOSS FROM OPERATIONS	(9,413,460)	—		(9,413,460)

OTHER INCOME (EXPENSE):
Warrant issuance expense	(470,000)	—		(470,000)
Loss on valuation of warrants	(3,900,000)	(3,788,028)	D	(7,688,028)
Interest income	51,110	—		51,110
Total other income (expense), net	(4,318,890)	(3,788,028)		(8,106,918)
NET LOSS	$(13,732,350)	$(3,788,028)		$(17,520,378)
NET LOSS PER SHARE — BASIC AND DILUTED	$(1.21)	$(0.33)		$(1.55)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	11,308,738	—		11,308,738

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$20,275,004	$(746,106)	E	$19,528,898
General and administrative	6,137,760	746,106	E	6,883,866
Total operating expenses	26,412,764	—		26,412,764

LOSS FROM OPERATIONS	(26,412,764)	—		(26,412,764)

OTHER INCOME (EXPENSE):
Warrant issuance expense	(470,000)	—		(470,000)
Loss on valuation of warrants	(3,900,000)	(4,354,649)	D	(8,254,649)
Interest income	247,925	—		247,925
Total other income (expense), net	(4,122,075)	(4,354,649)		(8,476,724)
NET LOSS	$(30,534,839)	$(4,354,649)		$(34,889,488)
NET LOSS PER SHARE — BASIC AND DILUTED	$(2.71)	$(0.39)		$(3.09)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	11,277,231	—		11,277,231

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Series D and Series E-1
	Preferred Stock		Preferred Stock		Common Stock				Total
						Par	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Previously Reported
Balance at December 31, 2022	—	$—	111.11	$1,382,023	9,385,272	$94	$193,624,445	$(179,499,043)	$15,507,519
Conversion of pre-funded warrants into common shares	—	—	—	—	355,235	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	408,206	—	408,206
Net loss (B, D)	—	—	—	—	—	—	—	(8,581,267)	(8,581,267)
Balance at March 31, 2023	—	—	111.11	1,382,023	9,740,507	97	194,032,651	(188,080,310)	7,334,461
Stock-based compensation	—	—	—	—	—	—	419,757	—	419,757
Net loss (D)	—	—	—	—	—	—	—	(8,221,222)	(8,221,222)
Balance at June 30, 2023	—	—	111.11	1,382,023	9,740,507	97	194,452,408	(196,301,532)	(467,004)
Issuance of Series E-1 preferred stock, net of issuance costs (Note 6)	1,225.00	17,920,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	497,878	—	497,878
Exercise of warrants into common shares	—	—	—	—	177,877	2	348,636	—	348,638
Net loss	—	—	—	—	—	—	—	(13,732,350)	(13,732,350)
Balance at September 30, 2023	1,225.00	$17,920,000	111.11	$1,382,023	9,918,384	$99	$195,298,922	$(210,033,882)	$(13,352,838)

Adjustments
Balance at December 31, 2022 (A, F)	111.11	$1,382,023	(111.11)	$(1,382,023)	—	$—	$(25,480,888)	$19,508,636	$(7,354,275)
Net loss	—	—	—	—	—	—	—	1,390,797	1,390,797
Balance at March 31, 2023	111.11	1,382,023	(111.11)	(1,382,023)	—	—	(25,480,888)	20,899,433	(5,963,478)
Net loss	—	—	—	—	—	—	—	(1,957,418)	(1,957,418)
Balance at June 30, 2023	111.11	1,382,023	(111.11)	(1,382,023)	—	—	(25,480,888)	18,942,015	(7,920,896)
Issuance of Series E-1 preferred stock, net of issuance costs (Note 6) (D)	—	(100,000)	—	—	—	—	—	—	—
Reclassification of warrants to liability (C)	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)

Exercise of warrants into common stock (A)	—	—	—	—	—	—	300,612	—	300,612
Net loss	—	—	—	—	—	—	—	(3,788,028)	(3,788,028)
Balance at September 30, 2023	111.11	$1,282,023	(111.11)	$(1,382,023)	—	$—	$(28,419,388)	$15,153,987	$(14,647,424)

As Restated
Balance at December 31, 2022	111.11	$1,382,023	—	$—	9,385,272	$94	$168,143,557	$(159,990,407)	$8,153,244
Conversion of pre-funded warrants into common shares	—	—	—	—	355,235	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	408,206	—	408,206
Net loss	—	—	—	—	—	—	—	(7,190,470)	(7,190,470)
Balance at March 31, 2023	111.11	1,382,023	—	—	9,740,507	97	168,551,763	(167,180,877)	1,370,983
Stock-based compensation	—	—	—	—	—	—	419,757	—	419,757
Net loss	—	—	—	—	—	—	—	(10,178,640)	(10,178,640)
Balance at June 30, 2023	111.11	1,382,023	—	—	9,740,507	97	168,971,520	(177,359,517)	(8,387,900)
Issuance of Series E-1 preferred stock, net of issuance costs (Note 6)	1,225.00	17,820,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	497,878	—	497,878
Exercise of warrants into common stock	—	—	—	—	177,877	2	649,248	—	649,250
Reclassification of pre-funded warrants to liability	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)
Net loss	—	—	—	—	—	—	—	(17,520,378)	(17,520,378)
Balance at September 30, 2023	1,336.11	$19,202,023	—	$—	9,918,384	$99	$166,879,534	$(194,879,895)	$(28,000,262)

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,581,267)	$1,390,797	D	$(7,190,470)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	42,557	—		42,557
Stock-based compensation	408,206	—		408,206
Change in fair value of warrants	—	(1,390,797)	D	(1,390,797)
Change in operating lease right-of-use asset	13,829	—		13,829
Changes in:
Prepaid expenses and other assets	(488,719)	—		(488,719)
Accounts payable and accrued liabilities	1,426,102	—		1,426,102
Lease liability	(4,378)	—		(4,378)
Cash used in operating activities	(7,183,670)	—		(7,183,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	—	—		—
Cash used in investing activities	—	—		—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	3	—		3
Cash provided by financing activities	3	—		3
DECREASE IN CASH AND CASH EQUIVALENTS	(7,183,667)	—		(7,183,667)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	—		19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,682,691	$—		$12,682,691

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,802,489)	$(566,621)	D	$(17,369,110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	81,207	—		81,207
Stock-based compensation	827,963	—		827,963
Change in fair value of warrants	—	566,621	D	566,621
Change in operating lease right-of-use asset	28,034	—		28,034
Changes in:
Prepaid expenses and other assets	257,998	—		257,998
Lease liability	(19,332)	—		(19,332)
Accounts payable and accrued liabilities	913,230	—		913,230
Cash used in operating activities	(14,713,389)	—		(14,713,389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	—	—		—
Cash used in investing activities	—	—		—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	3	—		3
Cash provided by financing activities	3	—		3
DECREASE IN CASH AND CASH EQUIVALENTS	(14,713,386)	—		(14,713,386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	—		19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,152,972	$—		$5,152,972

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2023
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,534,839)	$(4,354,649)	D	$(34,889,488)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	122,415	—		122,415
Stock-based compensation	1,325,841	—		1,325,841
Costs to issue warrants	470,000	—		470,000
Change in fair value of warrants	3,900,000	4,354,649	D	8,254,649
Change in operating lease right-of-use asset	42,768	—		42,768
Changes in:
Prepaid expenses and other assets	(408,790)	—		(408,790)
Accounts payable and accrued liabilities	2,336,146	—		2,336,146
Lease liability	(34,815)	—		(34,815)
Cash used in operating activities	(22,781,274)	—		(22,781,274)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(597,282)	—		(597,282)
Cash used in investing activities	(597,282)	—		(597,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants, net of issuance costs	22,150,000	—		22,150,000
Proceeds from exercise of warrants	348,641	—		348,641
Cash provided by financing activities	22,498,641	—		22,498,641
DECREASE IN CASH AND CASH EQUIVALENTS	(879,915)	—		(879,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,866,358	—		19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,986,443	$—		$18,986,443

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,634,122	$—		$30,634,122
Prepaid expenses and other current assets	760,420	—		760,420
Total current assets	31,394,542	—		31,394,542
Property, plant & equipment, net	331,144	—		331,144
Operating lease right-of-use asset	183,286	—		183,286
Other long-term assets	81,214	—		81,214
TOTAL ASSETS	$31,990,186	$—		$31,990,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,511,716	$—		$4,511,716
Warrant liability	—	2,700,000	A	2,700,000
Lease liability, current	139,594	—		139,594
Total current liabilities	4,651,310	2,700,000		7,351,310
Lease liability, net of current portion	129,714	—		129,714
TOTAL LIABILITIES	4,781,024	2,700,000		7,481,024
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of March 31, 2022	—	1,382,023	A	1,382,023
STOCKHOLDERS’ EQUITY:
Series D convertible preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2022	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 160,000,000 shares authorized; 6,110,124 shares issued and outstanding as of March 31, 2022	61	—		61
Additional paid-in capital	182,864,664	(25,300,000)	A, B, F	157,564,664
Accumulated deficit	(157,037,586)	22,600,000	D	(134,437,586)
Total stockholders’ equity	27,209,162	(4,082,023)		23,127,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,990,186	$—		$31,990,186

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,805,565	$—		$24,805,565
Prepaid expenses and other current assets	479,668	—		479,668
Total current assets	25,285,233	—		25,285,233
Property, plant & equipment, net	364,838	—		364,838
Operating lease right-of-use asset	161,111	—		161,111
Other long-term assets	81,214	—		81,214
TOTAL ASSETS	$25,892,396	$—		$25,892,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,462,267	$—		$5,462,267
Warrant liability	—	900,000	A	900,000
Lease liability, current	143,843	—		143,843
Total current liabilities	5,606,110	900,000		6,506,110
Lease liability, net of current portion	92,214	—		92,214
TOTAL LIABILITIES	5,698,324	900,000		6,598,324
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of June 30, 2022	—	1,382,023	A	1,382,023
STOCKHOLDERS’ EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of June 30, 2022	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 160,000,000 shares authorized; 6,110,122 shares issued and outstanding as of June 30 2022	61	—		61
Additional paid-in capital	183,284,617	(25,300,000)	A, B, F	157,984,617
Accumulated deficit	(164,472,629)	24,400,000	D	(140,072,629)
Total stockholders’ equity	20,194,072	(2,282,023)		17,912,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,892,396	$—		$25,892,396

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,785,322	$—		$17,785,322
Prepaid expenses and other current assets	975,936	—		975,936
Total current assets	18,761,258	—		18,761,258
Property, plant & equipment, net	338,944	—		338,944
Operating lease right-of-use asset	138,097	—		138,097
Other long-term assets	81,214	—		81,214
TOTAL ASSETS	$19,319,513	$—		$19,319,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,367,035	$—		$6,367,035
Warrant liability	—	600,000	A, C	600,000
Lease liability, current	148,200	—		148,200
Total current liabilities	6,515,235	600,000		7,115,235
Lease liability, net of current portion	53,769	—		53,769
TOTAL LIABILITIES	6,569,004	600,000		7,169,004
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Preferred stock, $0.00001 par value; Series D convertible preferred stock; 111.11 shares issued and outstanding as of September 30, 2022	—	1,382,023	A	1,382,023
STOCKHOLDERS’ EQUITY:
Series D convertible preferred stock; 111.11 shares authorized, issued and outstanding as of September 30, 2022	1,382,023	(1,382,023)	A	—
Common stock, $0.00001 par value; 160,000,000 shares authorized; 6,110,118 shares issued and outstanding as of September 30 2022	61	—		61
Additional paid-in capital	183,652,376	(25,300,000)	A, B, C, F	158,352,376
Accumulated deficit	(172,283,951)	24,700,000	D	(147,583,951)
Total stockholders’ equity	12,750,509	(1,982,023)		10,768,486
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,319,513	$—		$19,319,513

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$3,887,039	$(183,208)	E	$3,703,831
General and administrative	2,253,188	183,208	E	2,436,396
Total operating expenses	6,140,227	—		6,140,227

LOSS FROM OPERATIONS	(6,140,227)	—		(6,140,227)

OTHER INCOME (EXPENSE):
Loss on valuation of warrants	—	(100,000)	D	(100,000)
Interest income	430	—		430
Total other income (expense), net	430	(100,000)		(99,570)
NET LOSS	$(6,139,797)	$(100,000)		$(6,239,797)
NET LOSS PER SHARE — BASIC AND DILUTED	$(1.00)	$(0.02)		$(1.02)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	6,110,126	—		6,110,126

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$4,498,657	$(353,739)	E	$4,144,918
General and administrative	2,936,867	353,739	E	3,290,606
Total operating expenses	7,435,524	—		7,435,524

LOSS FROM OPERATIONS	(7,435,524)	—		(7,435,524)

OTHER INCOME:
Gain on valuation of warrants	—	1,800,000	D	1,800,000
Interest income	481	—		481
Total other income, net	481	1,800,000		1,800,481
NET LOSS	$(7,435,043)	$1,800,000		$(5,635,043)
NET LOSS PER SHARE — BASIC AND DILUTED	$(1.22)	$0.29		$(0.92)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	6,110,124	—		6,110,124

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$8,385,656	$(536,947)	E	$7,848,709
General and administrative	5,190,095	536,947	E	5,727,042
Total operating expenses	13,575,751	—		13,575,751

LOSS FROM OPERATIONS	(13,575,751)	—		(13,575,751)

OTHER INCOME:
Gain on valuation of warrants	—	1,700,000	D	1,700,000
Interest income	911	—		911
Total other income, net	911	1,700,000		1,700,911
NET LOSS	$(13,574,840)	$1,700,000		$(11,874,840)
NET LOSS PER SHARE — BASIC AND DILUTED	$(2.22)	$0.28		$(1.94)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	6,110,125	—		6,110,125

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated
OPERATING EXPENSES:
Research and development	$5,380,190	$(169,365)	E	$5,210,825
General and administrative	2,435,296	169,365	E	2,604,661
Total operating expenses	7,815,486	—		7,815,486
LOSS FROM OPERATIONS	(7,815,486)	—		(7,815,486)
OTHER INCOME:
Gain on valuation of warrants	—	300,000	D	300,000
Interest income	4,164	—		4,164
Total other income, net	4,164	300,000		304,164
NET LOSS	$(7,811,322)	$300,000		$(7,511,322)
NET LOSS PER SHARE — BASIC AND DILUTED	$(1.28)	$0.05		$(1.23)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	6,110,119	—		6,110,119

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$13,765,846	$(706,312)	E	$13,059,534
General and administrative	7,625,391	706,312	E	8,331,703
Total operating expenses	21,391,237	—		21,391,237
LOSS FROM OPERATIONS	(21,391,237)	—		(21,391,237)
OTHER INCOME:
Gain on valuation of warrants	—	2,000,000	D	2,000,000
Interest income	5,075	—		5,075
Total other income, net	5,075	2,000,000		2,005,075
NET LOSS	$(21,386,162)	$2,000,000		$(19,386,162)
NET LOSS PER SHARE — BASIC AND DILUTED	$(3.50)	$0.33		$(3.17)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	6,110,123	—		6,110,123

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred Stock		Preferred Stock		Common Stock				Total
						Par	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Previously Reported
Balance at December 31, 2021	—	$—	111.11	$1,382,023	6,110,125	$61	$182,560,859	$(150,897,789)	$33,045,154
Stock-based compensation	—	—	—	—	—	—	303,805	—	303,805
Retired shares	—	—	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,139,797)	(6,139,797)
Balance at March 31, 2022	—	—	111.11	1,382,023	6,110,124	61	182,864,664	(157,037,586)	27,209,162
Stock-based compensation	—	—	—	—	—	—	419,953	—	419,953
Retired shares	—	—	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,435,043)	(7,435,043)
Balance at June 30, 2022	—	—	111.11	1,382,023	6,110,122	61	183,284,617	(164,472,629)	20,194,072
Stock-based compensation	—	—	—	—	—	—	367,759	—	367,759
Retired shares	—	—	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,811,322)	(7,811,322)
Balance at September 30, 2022	—	$—	111.11	$1,382,023	6,110,118	$61	$183,652,376	$(172,283,951)	$12,750,509
Adjustments
Balance at December 31, 2021 (A, F)	111.11	$1,382,023	(111.11)	$(1,382,023)	—	$—	$(25,300,000)	$22,700,000	$(3,982,023)
Net loss	—	—	—	—	—	—	—	(100,000)	(100,000)
Balance at March 31, 2022	111.11	1,382,023	(111.11)	(1,382,023)	—	—	(25,300,000)	22,600,000	(4,082,023)
Net loss	—	—	—	—	—	—	—	1,800,000	1,800,000
Balance at June 30, 2022	111.11	1,382,023	(111.11)	(1,382,023)	—	—	(25,300,000)	24,400,000	(2,282,023)
Net loss	—	—	—	—	—	—	—	300,000	300,000
Balance at September 30, 2022	111.11	$1,382,023	(111.11)	$(1,382,023)	—	$—	$(25,300,000)	$24,700,000	$(1,982,023)
As Restated
Balance at December 31, 2021	111.11	$1,382,023	—	$—	6,110,125	$61	$157,260,859	$(128,197,789)	$29,063,131
Stock-based compensation	—	—	—	—	—	—	303,805	—	303,805
Retired shares	—	—	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,239,797)	(6,239,797)
Balance at March 31, 2022	111.11	1,382,023	—	—	6,110,124	61	157,564,664	(134,437,586)	23,127,139
Stock-based compensation	—	—	—	—	—	—	419,953	—	419,953
Retired shares	—	—	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,635,043)	(5,635,043)
Balance at June 30, 2022	111.11	1,382,023	—	—	6,110,122	61	157,984,617	(140,072,629)	17,912,049
Stock-based compensation	—	—	—	—	—	—	367,759	—	367,759
Retired shares	—	—	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,511,322)	(7,511,322)
Balance at September 30, 2022	111.11	$1,382,023	—	$—	6,110,118	$61	$158,352,376	$(147,583,951)	$10,768,486

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,139,797)	$(100,000)	D	$(6,239,797)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,417	—		43,417
Stock-based compensation	303,805	—		303,805
Change in fair value of warrants	—	100,000	D	100,000
Change in operating lease right-of-use asset	21,358	—		21,358
Changes in:
Prepaid expenses and other assets	107,065	—		107,065
Accounts payable and accrued liabilities	656,802	—		656,802
Lease liability	(32,433)	—		(32,433)
Cash used in operating activities	(5,039,783)	—		(5,039,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(30,070)	—		(30,070)
Cash used in investing activities	(30,070)	—		(30,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	—		—
Cash provided by financing activities	—	—		—
DECREASE IN CASH AND CASH EQUIVALENTS	(5,069,853)	—		(5,069,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	—		35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,634,122	$—		$30,634,122

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,574,840)	$1,700,000	D	$(11,874,840)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,316	—		77,316
Stock-based compensation	723,758	—		723,758
Change in fair value of warrants	—	(1,700,000)	D	(1,700,000)
Change in operating lease right-of-use asset	43,533	—		43,533
Loss on disposal of property, plant & equipment	3,386			3,386
Changes in:
Prepaid expenses and other assets	387,817	—		387,817
Lease liability	(65,684)	—		(65,684)
Accounts payable and accrued liabilities	1,607,353	—		1,607,353
Cash used in operating activities	(10,797,361)	—		(10,797,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(101,049)	—		(101,049)
Cash used in investing activities	(101,049)	—		(101,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	—	—		—
Cash provided by financing activities	—	—		—
DECREASE IN CASH AND CASH EQUIVALENTS	(10,898,410)	—		(10,898,410)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	—		35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,805,565	$—		$24,805,565

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2022
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,386,162)	$2,000,000	D	$(19,386,162)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	110,276	—		110,276
Stock-based compensation	1,091,517	—		1,091,517
Change in fair value of warrants	—	(2,000,000)	D	(2,000,000)
Change in operating lease right-of-use asset	66,547	—		66,547
Loss on disposal of property, plant & equipment	3,386			3,386
Changes in:
Prepaid expenses and other assets	(108,451)	—		(108,451)
Accounts payable and accrued liabilities	2,512,121	—		2,512,121
Lease liability	(99,772)	—		(99,772)
Cash used in operating activities	(17,810,538)	—		(17,810,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(108,115)	—		(108,115)
Cash used in investing activities	(108,115)	—		(108,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	—		—
Proceeds from exercise of warrants	—	—		—
Cash provided by financing activities	—	—		—
DECREASE IN CASH AND CASH EQUIVALENTS	(17,918,653)	—		(17,918,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,703,975	—		35,703,975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,785,322	$—		$17,785,322

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending December 31, 2023. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, because of the material weaknesses described below.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management concluded that material weaknesses existed as of the year ended December 31, 2023. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

●	Control Environment: The Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters accurately and timely. This was further impacted by the limited number of staff in the Company’s accounting and finance function. This material weakness contributed to additional material weaknesses further described below.
●	Risk Assessment: The Company does not have a formal process to identify, update, and assess risks, including risks around the accounting for complex transactions, that could significantly impact the design and operation of the Company’s control activities.
●	Control Activities: Management did not design and implement effective control activities and identified the following material weaknesses:

o	Management failed to design and implement adequate internal controls over financial reporting which resulted in the inaccurate accounting of preferred equity and warrants
o	Management failed to design and implement adequate internal controls over the recording of stock-based compensation expense related to the restricted stock awards granted in December 2023.
o	Management failed to design and implement adequate internal controls over financial reporting as it relates to the proper fair value methodologies and assumptions used to value financial instruments, specific to the assumptions utilized in the valuation of the preferred warrants.
●	Information and Communication: As noted above, the Company had a limited number of staff in its finance and accounting function, and therefore was unable to design and maintain appropriate segregation of duties in the initiation, recording, and approval of transactions within its financial systems. This, coupled with management having not designed and maintained user access controls that adequately restrict user and privileged access to financial applications, and the absence of sufficient other mitigating controls, created segregation of duties deficiencies.
●	Monitoring Activities: Management did not appropriately select, develop, and perform ongoing evaluations to ascertain whether the components of internal controls are present and functioning

These material weaknesses resulted in errors that required the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022, and March 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Management’s Plan to Remediate the Material Weaknesses

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. In early 2024, the Company began recruiting and hired qualified accounting and financial reporting personnel to supplement our level of knowledge and experience with internal control over financial reporting in order to begin to design and implement a formal control environment and risk assessment process. Such process includes identification of risks, the level of detail in our risk assessment, and the clarity of the linkage between risks and internal controls. The results of this effort are expected to enable us to effectively identify, develop, evolve and implement controls and procedures to address risks. Additionally, the Company has also initiated the implementation of an ERP system, which will provide a system-based control structure for all financial transactions.

As our remediation efforts are still on-going, we will continue to consider the need for additional resources and implement further enhancements to our policies and procedures as necessary to further improve our internal control over financial reporting. As we work to improve our internal control over financial reporting, we may modify our remediation plan and may implement measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. The material weaknesses will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that these are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.     Other Information.

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

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this annual report on Form 10-K/A, Item 5, under the caption “Equity compensation plans.”

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K/A.

(1)	Financial Statements

i.All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K/A.

(2)	Exhibits – The exhibits to this annual report on Form 10-K/A are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Certificate of Correction of Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	10-Q	May 10, 2022	3.1
3.10	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	July 21, 2022	3.1
3.11	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	October 27, 2023	3.1
3.12	Amended and Restated By-laws	8-K	November 29, 2022	3.1
3.13	Form of Certificate of Designation of Series D Preferred Stock certificate	8-K	December 28, 2020	3.1
3.14	Certificate of Elimination of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock	8-K	September 8, 2023	3.1
3.15	Amendment No. 1 to Certificate of Designation of the Series D Preferred Stock	8-K	September 8, 2023	3.2
3.16	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Voting Preferred Stock	8-K	September 8, 2023	3.3
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934	10-K	March 9, 2023	4.3
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4

10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	2021 Stock Incentive Plan**	8-K	June 24, 2021	10.1
10.19	Amendment 1 to the 2021 Stock Incentive Plan**	8-K	June 27, 2022	10.1
10.20	2021 Stock Incentive Plan, as Amended**	8-K	June 29, 2023	10.1
10.21	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.22	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.23	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.24	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.25	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.26	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.27	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.28	Employment Agreement between the Company and Chad Kolean dated February 23, 2022	8-K	February 25, 2022	10.1
10.29	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
10.30	Form of Common Warrant	8-K	October 25, 2022
10.31	Form of Pre - Funded Warrant	8-K	October 25, 2022
10.32	Form of Registration Rights Agreement, dated as of October 20, 2022, by and between the Company and the purchasers named therein	8-K	October 25, 2022
10.33	Form of Indemnification Agreement	8-K	December 2, 2022
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101*	Interactive Data Files
104*	Cover Page Interactive Data File

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
October 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints James V. Caruso and Chad J. Kolean, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
October 29, 2024

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
October 29, 2024

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
October 29, 2024

By:	/s/ Asher Alban Chanan-Khan
Asher Alban Chanan-Khan
Title: Director
October 29, 2024

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
October 29, 2024

By:	/s/ John L. Neis
John L. Neis
Title: Director

October 29, 2024

By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
October 29, 2024