Form 10-Q/A
period 2024-03-31
Cellectar Biosciences, Inc.
filed 2024-10-29
CIK 1279704

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

FORM 10-Q/A INDEX

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

We are filing this Amendment No. 1 to the Quarterly Report on this Form 10-Q to amend and restate the Company’s financial statements. Prior to the filing of this Form 10-Q/A we filed an amended Form 10-K/A that provided restated audited financial statements for the years ended December 31, 2023 and 2022.

For more information, see Note 1, Nature of Business and Organization, and Note 10, Restatement of Previously Issued Financial Statements, in Item 1. Financial Statements, of this Quarterly Report.

In connection with the restatement, the Audit Committee of the Board concluded, with the concurrence of management, that there were deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate, as of December 31, 2023 and 2022. As further discussed in Item 4. Controls and Procedures of this Quarterly Report, management has concluded that the Company did not maintain an effective internal control environment over financial reporting resulting in material weaknesses as of December 31, 2023 and 2022, and further concluded that the material weaknesses continued to the interim period ended March 31, 2024.

Investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in this Form 10-Q/A and in the previously filed Form 10-K/A, as applicable, and should not rely on any previously furnished or filed reports, earnings releases, investor presentations, or similar communications, regarding these periods.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

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

This quarterly report on Form 10-Q/A contains trademarks and service marks of Cellectar Biosciences, Inc. Unless otherwise provided in this quarterly report on Form 10-Q/A, trademarks identified by ™ are trademarks of Cellectar Biosciences, Inc. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
	Restated	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,031,181	$9,564,988
Prepaid expenses and other current assets	1,337,184	888,225
Total current assets	41,368,365	10,453,213
Property, plant & equipment, net	1,023,447	1,090,304
Operating lease right-of-use asset	486,847	502,283
Other long-term assets	29,780	29,780
TOTAL ASSETS	$42,908,439	$12,075,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,393,950	$9,178,645
Warrant liability	21,083,028	16,120,898
Lease liability, current	73,994	58,979
Total current liabilities	28,550,972	25,358,522
Long-term lease liability, net of current portion	474,349	494,003
TOTAL LIABILITIES	29,025,321	25,852,525
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized; 111.11 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY (DEFICIT):
Series E-2 preferred stock, 1,225.00 shares authorized; 237.50 and 319.76 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,474,286	4,677,632
Series E-3 preferred stock, 2,205.00 shares authorized; 630.00 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	13,593,429	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 33,164,466 and 20,744,110 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	332	207
Additional paid-in capital	224,836,048	182,924,210
Accumulated deficit	(229,403,000)	(202,761,017)
Total stockholders’ equity (deficit)	12,501,095	(15,158,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,908,439	$12,075,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	Restated	Restated
OPERATING EXPENSES:
Research and development	$7,088,042	$6,359,256
General and administrative	4,913,444	2,346,045
Total operating expenses	12,001,486	8,705,301

LOSS FROM OPERATIONS	(12,001,486)	(8,705,301)

OTHER (EXPENSE) INCOME:
(Loss) gain on valuation of warrants	(14,960,346)	1,390,797
Interest income	319,849	124,034
Total other (expense) income, net	(14,640,497)	1,514,831
NET LOSS	$(26,641,983)	$(7,190,470)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.91)	$(0.64)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	29,346,679	11,261,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Total
	Series D Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid‑In Capital	Deficit	Equity
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Balance at December 31, 2022	111.11	$1,382,023	—	$—	9,385,272	$94	$168,143,557	$(159,990,407)	$8,153,244
Conversion of pre-funded warrants into common stock	—	—	—	—	355,235	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	408,206	—	408,206
Net loss	—	—	—	—	—	—	—	(7,190,470)	(7,190,470)
Balance at March 31, 2023	111.11	$1,382,023	—	$—	9,740,507	$97	$168,551,763	$(167,180,877)	$1,370,983

Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	1,079,132	11	3,972,529	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	9,890,099	100	33,983,471	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	2,298,138	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	$1,382,023	867.50	$17,067,715	33,164,466	$332	$224,836,048	$(229,403,000)	$12,501,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,641,983)	$(7,190,470)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	88,490	42,557
Stock-based compensation expense	454,363	408,206
Change in fair value of warrants	14,960,346	(1,390,797)
Change in operating lease right-of-use asset	15,436	13,829
Changes in:
Prepaid expenses and other current assets	(448,959)	(488,719)
Lease liability	(4,639)	(4,378)
Accounts payable and accrued liabilities	(1,784,695)	1,426,102
Cash used in operating activities	(13,361,641)	(7,183,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(21,633)	—
Cash used in investing activities	(21,633)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	43,849,467	3
Cash provided by financing activities	43,849,467	3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,466,193	(7,183,667)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,564,988	19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,031,181	$12,682,691
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Settlement of warrants to equity	$4,800,000	$—
Conversion of preferred stock to common stock	$31,758,346	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying Restated Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as presented in the Company’s amended Form 10-K/A as filed with the SEC on October 29, 2024. The accompanying Restated Condensed Consolidated Balance Sheet as of March 31, 2024, and the Restated Condensed Consolidated Statements of Operations, Cash Flows, and the Restated Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the related interim information contained within the Notes to the Restated Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2024, and consolidated results of its operations, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024, are not necessarily indicative of future results.

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $229,403,000 as of March 31, 2024, and incurred a net loss of approximately $26,642,000 during the three months ended March 31, 2024. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited restated consolidated financial statements and related notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2023, which was filed with the SEC on October 29, 2024.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company consists of one reportable segment.

Use of Estimates — The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of the warrant liability, the valuation of debt and equity instruments, the valuation of stock options issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, equipment and Right-of-Use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of March 31, 2024. There were no fixed asset impairment charges recorded during the three months ended March 31, 2024 and 2023.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based is recognized on a straight-line basis over the service period of the award, which for 2024 and 2023 ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax assets. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2024, and December 31, 2023.

Fair Value of Financial Instruments — The guidance under ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable, accrued liabilities, warrant liabilities and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets, accounts payable and accrued liabilities approximate their fair value as a result of their short-term nature (see Notes 2 and 3).

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

Recently Accounting Pronouncements Not Yet Adopted — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to enable investors to better understand an entity’s overall performance and assist in assessing potential future cash flows. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 15, 2023, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Restatement of Previously Issued Consolidated Financial Statements — During the third quarter of 2024, and prior to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2024, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain previously issued warrants and preferred stock. Additionally, the Company identified certain operating costs previously as research and development expenses which should have been classified as general and administrative expenses. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, as well as those for the first quarter of 2024. Accordingly, this Form 10-Q/A presents the Company’s Restated Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 as presented in the Company’s amended Form 10-K/A, as filed with the SEC on October 29, 2024. See Note 10 for further information.

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

As of December 31, 2023, the Tranche A and Tranche B warrants did not qualify as derivatives; however, they did not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants were deemed to be liabilities. As of March 31, 2024, after the settlement of the Tranche A warrants, the Tranche B warrants do not qualify as derivatives and meet the requirements necessary to be considered indexable in the Company’s stock. However, due to a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control, resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify for equity classification in accordance with the guidance in ASC 815; therefore, the Tranche B warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

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

In January 2024, the Company released topline data from its pivotal, Phase 2b CLOVER WaM trial. In accordance with the terms of the Tranche A warrant, the warrants’ expiration accelerated to 10 trading days after the topline data release. Warrant holders exercised the Tranche A warrants in their entirety, resulting in the Company issuing 2,205.00 shares of Series E-3 preferred stock, which are convertible to common stock at the stated rate of $3.185 per share, and receiving gross proceeds of $44.1 million and net proceeds of $42.8 million (see Note 3).

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

During the three months ended March 31, 2024, 1,079,132 pre-funded warrants, which was the entire amount outstanding, were converted into 1,079,132 shares of common stock, and 547,177 common warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million. There were no such conversions or exercises in the three months ended March 31, 2023.

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

Warrants

The following table summarizes information regarding outstanding warrants to purchase stock as of March 31, 2024:

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2023 Tranche B Preferred Warrants	7,179,492	$4.7775	September 8, 2028
2022 Common Warrants	4,201,044	$1.96	October 25, 2027
June 2020 Series H Common Warrants	720,796	$12.075	June 5, 2025
May 2019 Series F Common Warrants	195,700	$24.00	May 20, 2024
May 2019 Series G Common Warrants	201,800	$24.00	May 20, 2024
October 2017 Series D Common Warrants	31,085	$178.00	October 14, 2024
Total	12,529,916

All warrants in the table above are liability-classified.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature. As of March 31, 2024, the Company does not have any Level 1 or Level 2 liabilities.

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

The Tranche A and B warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized. The September 2023 Warrants had a fair value of $8,800,000 and $4,200,000 as of March 31, 2024 and December 31, 2023, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on December 31, 2023, and March 31, 2024:

	December 31	March 31
Volatility	82.0-83.0%	84.0-85.0%
Risk-free interest rate	3.80-5.40%	4.26%
Expected life (years)	0.3-4.7	1.0-4.4
Dividend	0%	0%

At the time the Tranche A warrants were exercised, their fair value, calculated as the difference between the common stock conversion rate in the Series E-3 preferred stock and the trading price of the stock when the warrants were exercised, was determined to be $4,800,000. Due to the settlement of the Tranche A warrants relieving the Company of any further related obligation, the liability was reclassified to equity in accordance with ASC 815. The Tranche B warrants continue to be classified as a liability due to a cash settlement feature in the agreement.

In October 2022 the Company issued a total of 5,151,098 common warrants that are immediately exercisable with a five-year life and a strike price of $1.96 for shares of common stock (the 2022 Common Warrants), and 1,875,941 pre-funded warrants (the 2022 Pre-Funded Warrants) to acquire shares of common stock (see Note 6). The 2022 Pre-Funded Warrants are exercisable by the holder upon payment of the par value of the common stock and are classified as Level 2 liabilities as their value is equal to the Company’s common stock value less the par value of $0.00001 per share. As noted above, the Pre-Funded Warrants were fully exercised by March 31, 2024.

The fair value of the 2022 Common Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2022 Common Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized. The following table summarizes the assumptions used at each financial reporting date:

	March 31, 2024	December 31, 2023
Volatility	80.2%	83.3%
Risk-free interest rate	4.21%	3.84%
Expected life (years)	3.6	3.8
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy, inclusive of the September 2023 Warrants and the October 2022 Warrants:

Level 3
Fair value of Level 3 liabilities as of December 31, 2023	$13,131,691
Settlement of 2023 Tranche A Warrants to equity	(4,800,000)
Change in warrant fair value	13,977,013
Exercise of October 2022 Warrants	(1,225,676)
Fair value of Level 3 liabilities as of March 31, 2024	$21,083,028

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. Since there is a net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023, the inclusion of common stock equivalents in the computation for those periods would be antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

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

On December 30, 2022, the Company entered into an Amended Agreement of Lease with CAMPUS 100 LLC (the “Landlord”). Under the Amended Lease, which was accounted for as a modification of the initial lease, the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, commencing on March 1, 2023, until April 30, 2029. The Company also has an option to extend the term of the Amended Lease for one additional 60-month period.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2024:

Years ending March 31,
Remaining period of 2024	$108,000
2025	146,000
2026	150,000
2027	153,000
2028	155,000
Thereafter	53,000
Total undiscounted lease payments	765,000
Less: Imputed interest	(217,000)
Present value of lease liabilities	$548,000

9. SUBSEQUENT EVENT

On July 21, 2024, the Company entered into a warrant exercise inducement with certain holders of its 2023 Tranche B warrants. The warrant holders agreed to exercise their existing warrants to purchase an amount of shares of the Company’s Series E-4 Preferred Stock, which is convertible to 6,739,918 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock exercise price of $2.52 per share, in exchange for the Company’s agreement to issue new warrants with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

10. RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (Unaudited)

As described in Note 1 and detailed below, in July 2024 the Company determined that it was necessary to re-evaluate its accounting treatment for certain previously issued warrants and preferred stock. The Company identified five areas where the historical accounting treatment applied to previously issued warrants and preferred stock required modification:

1.	Contractual terms contained within the agreements governing the warrants issued to its investors in prior periods required further evaluation under Topic 815. After consultation with external advisors and completing an extensive review process, management concluded that the classification of certain previously issued warrants as equity was not consistent with Topic 815 and has restated them as liabilities. This also results in the requirement to account for the change in the fair value of the liability classified warrants through the Consolidated Statements of Operations at each reporting date they remain outstanding.
2.	Upon the issuance of the Series E Preferred Stock, the contractual language required the 2022 Pre-Funded Warrants be corrected from equity to liability.
3.	The Series D Preferred Stock issued in 2020 was determined to be temporary, or mezzanine equity upon issuance and was so recorded.
4.	The accounting treatment for the Tranche A and B warrants issued as part of the September 2023 financing (See Note 2) continues to be appropriate; however, as part of the work performed for the restatement, the warrant valuation was adjusted to correct prior errors in the valuation.
5.	Certain operating costs previously recorded as research and development expenses were corrected to general and administrative expenses.

The impact on the condensed consolidated financial statements is as follows (lettered for reference to the financial statement adjustments):

A.	All the outstanding common warrants were corrected from permanent equity to Warrant Liability, and the Series D Preferred Stock was corrected from permanent equity to Mezzanine Equity as of December 31, 2021.
B.	The settlement of the Tranche A warrants exercised in the first quarter of 2024 was corrected to be an adjustment to the value of the Series E-3 preferred stock.
C.	After the issuance of the Series E Preferred in September 2023, the 2022 Pre-Funded Warrants were corrected from Additional Paid-In Capital to Warrant Liability.
D.	At each reporting period the warrants accounted for as liabilities were marked to market with the adjustment reflected in Other Income (Expense).
E.	Certain operating costs previously recorded as research and development expenses were corrected to general and administrative expenses.
F.	Adjusted the balance sheet as of December 31, 2021 by reducing additional paid-in capital and increasing accumulated deficit by $25,300,000 which was the change from the initial fair value amount of the warrants issued in 2017, 2018 and 2020 through December 31, 2021.

Below are the Company’s restated condensed consolidated balance sheets as of March 31, 2024, and the restated condensed consolidated statements of operations, consolidated statement of convertible preferred stock and stockholders’ equity, and condensed statements of cash flows, with adjustments, for the three months ended March  31, 2024.

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	March 31, 2024
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,031,181	$—		$40,031,181
Prepaid expenses and other current assets	1,337,184	—		1,337,184
Total current assets	41,368,365	—		41,368,365
Property, plant & equipment, net	1,023,447	—		1,023,447
Operating lease right-of-use asset	486,847	—		486,847
Other long-term assets	29,780	—		29,780
TOTAL ASSETS	$42,908,439	$—		$42,908,439

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,393,950	$—		$7,393,950
Warrant liability	8,800,000	12,283,028	A, C	21,083,028
Lease liability, current	73,994	—		73,994
Total current liabilities	16,267,944	12,283,028		28,550,972
Lease liability, net of current portion	474,349	—		474,349
TOTAL LIABILITIES	16,742,293	12,283,028		29,025,321
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2024	—	1,382,023	A	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2024	1,382,023	(1,382,023)	A	—
Series E-2 preferred stock, 1,225.00 shares authorized; 237.50 shares issued and outstanding as of March 31, 2024	3,474,286	—		3,474,286
Series E-3 preferred stock, 2,205.00 shares authorized; 630.00 shares issued and outstanding as of March 31, 2024	12,222,000	1,371,429		13,593,429
Common stock, $0.00001 par value; 170,000,000 shares authorized; 33,164,466 shares issued and outstanding as of March 31 2024	332	—		332
Additional paid-in capital	248,151,681	(23,315,633)	A, C	224,836,048
Accumulated deficit	(239,064,176)	9,661,176	B, D, F	(229,403,000)
Total stockholders’ (deficit) equity	26,166,146	(13,665,051)		12,501,095
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$42,908,439	$—		$42,908,439

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2024
	As Previously
	Reported	Adjustments	Reference	As Restated

OPERATING EXPENSES:
Research and development	$7,377,940	$(289,898)	E	$7,088,042
General and administrative	4,623,546	289,898	E	4,913,444
Total operating expenses	12,001,486	—		12,001,486

LOSS FROM OPERATIONS	(12,001,486)	—		(12,001,486)

OTHER INCOME (EXPENSE):
Loss on valuation of warrants	(9,900,000)	(5,060,346)	D	(14,960,346)
Interest income	319,849	—		319,849
Total other income (expense), net	(9,580,151)	(5,060,346)		(14,640,497)
NET LOSS	$(21,581,637)	$(5,060,346)		$(26,641,983)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.74)	$(0.17)		$(0.91)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	29,346,679	—		29,346,679

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series D Preferred Stock		Preferred Stock		Common Stock				Total
						Par	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑In Capital	Deficit	Equity (Deficit)
Previously Reported
Balance at December 31, 2023	—	$—	430.87	$6,059,655	20,744,110	$207	$210,066,630	$(217,482,539)	$(1,356,047)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common stock	—	—	—	—	1,079,132	11	(11)	—	—
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	42,777,000	—	—	—	—	42,777,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(30,555,000)	9,890,099	100	30,554,900	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	1,072,462	—	1,072,467
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Settlement of warrants to equity (Note 2)	—	—	—	—	—	—	4,800,000	—	4,800,000
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(21,581,637)	(21,581,637)
Balance at March 31, 2024	—	$—	978.61	$17,078,309	33,164,466	$332	$248,151,681	$(239,064,176)	$26,166,146

Adjustments
Balance at December 31, 2023 (A, F)	111.11	$1,382,023	(111.11)	$(1,382,023)	—	$—	$(27,142,420)	$14,721,522	$(13,802,921)
Conversion of pre-funded warrants into common stock (C)	—	—	—	—	—	—	3,972,540	—	3,972,540
Settlement of warrants to equity (B)	—	—	—	4,800,000	—	—	(4,800,000)	—	—
Conversion of Series E-3 preferred stock into common stock (B)	—	—	—	(3,428,571)	—	—	3,428,571	—	—
Exercise of warrants for common stock (A)	—	—	—	—	—	—	1,225,676	—	1,225,676
Net loss	—	—	—	—	—	—	—	(5,060,346)	(5,060,346)
Balance at March 31, 2024	111.11	$1,382,023	(111.11)	$(10,594)	—	$—	$(23,315,633)	$9,661,176	$(13,665,051)

As Restated
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	1,079,132	11	3,972,529	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	9,890,099	100	33,983,471	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	2,298,138	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	$1,382,023	867.50	$17,067,715	33,164,466	$332	$224,836,048	$(229,403,000)	$12,501,095

CELLECTAR BIOSCIENCES, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2024
	As Previously
	Reported	Adjustments	Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,581,637)	$(5,060,346)	D	$(26,641,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	88,490	—		88,490
Stock-based compensation	454,363	—		454,363
Change in fair value of warrants	9,900,000	5,060,346	D	14,960,346
Change in operating lease right-of-use asset	15,436	—		15,436
Changes in:
Prepaid expenses and other assets	(448,959)	—		(448,959)
Lease liability	(4,639)	—		(4,639)
Accounts payable and accrued liabilities	(1,784,695)	—		(1,784,695)
Cash used in operating activities	(13,361,641)	—		(13,361,641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(21,633)	—		(21,633)
Cash used in investing activities	(21,633)	—		(21,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	43,849,467	—		43,849,467
Cash provided by financing activities	43,849,467	—		43,849,467
INCREASE IN CASH AND CASH EQUIVALENTS	30,466,193	—		30,466,193
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,564,988	—		9,564,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,031,181	$—		$40,031,181
Settlement of warrants to equity	$4,800,000	$—		$4,800,000
Conversion of preferred stock to common stock	$31,758,346	$—		$31,758,346

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report on Form 10-K/A for the year ended December 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations

Research and development expenses. Research and development expenses consist of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, cost of manufacturing materials and contract manufacturing fees paid to contract manufacturers and contract research organizations, fees paid to medical institutions for clinical studies, and costs to secure intellectual property. The Company analyzes its research and development expenses based on four categories as follows: clinical project costs, preclinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs and related overhead costs.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance and administrative functions. Other costs include insurance, costs for public company activities, investor relations, directors’ fees and professional fees for legal and accounting services.

Three Months Ended March 31, 2024 and 2023

Research and Development. Research and development expenses for the three months ended March 31, 2024, were approximately $7,088,000, compared to approximately $6,359,000 for the three months ended March 31, 2023.

The following table is a summary comparison of approximate research and development costs for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023	Variance
Clinical project costs	$2,693,000	$2,625,000	$68,000
Manufacturing and related costs	3,313,000	1,914,000	1,399,000
Pre-clinical project costs	21,000	183,000	(162,000)
General research and development costs	1,061,000	1,637,000	(576,000)
	$7,088,000	$6,359,000	$729,000

The overall increase in research and development expenses of approximately $729,000, or 11%, was primarily a result of increased manufacturing and related costs of approximately $1,399,000, related to the development of supply chain and production sourcing enhancements, partially offset by a decrease in general research and development costs.

General and administrative. General and administrative expense for the three months ended March 31, 2024, was approximately $4,913,000, compared to approximately $2,346,000 for the same period in 2023. The overall increase in general and administrative expense of $2,572,000, or 125%, was primarily driven by costs associated with the development of infrastructure necessary to support commercialization upon anticipated NDA approval, including the related marketing and personnel costs.

Other income (expense). Other income (expense), for the first quarter of 2024, was an expense of approximately $14,640,000, as compared to approximately $1,515,000 of income for the first quarter in 2023, resulting almost exclusively from changes in the fair value of the warrants, which is reflective of the impact an increase in the Company’s common stock price had on the value of the warrants outstanding. Interest income improved to approximately $320,000 in 2024 as compared to approximately $124,000 in 2023. The increase in interest earned is a result of higher interest rates supporting stronger returns on money market cash equivalents coupled with higher average balances of cash on hand in 2024.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the three months ended March 31, 2024, we generated a net loss of approximately $26.8 million and used approximately $13.4 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of March 31, 2024, our consolidated cash balance was approximately $40.0 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $34.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending March 31, 2024. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, continuing through March 31, 2024, because of the material weaknesses described below.

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

●	Control Environment: The Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters accurately and timely. This was further impacted by the limited number of staff in the Company’s accounting and finance function. This material weakness contributed to additional material weaknesses further described below.

●	Risk Assessment: The Company does not have a formal process to identify, update, and assess risks, including risks around the accounting for complex transactions, that could significantly impact the design and operation of the Company’s control activities.

●	Control Activities: Management did not design and implement effective control activities and identified the following material weaknesses:

o	Management failed to design and implement adequate internal controls over financial reporting which resulted in the inaccurate accounting of preferred equity and warrants

o	Management failed to design and implement adequate internal controls over the recording of stock-based compensation expense related to the restricted stock awards granted in December 2023.

o	Management failed to design and implement adequate internal controls over financial reporting as it relates to the proper fair value methodologies and assumptions used to value financial instruments, specific to the assumptions utilized in the valuation of the preferred warrants.

●	Information and Communication: As noted above, the Company had a limited number of staff in its finance and accounting function, and therefore was unable to design and maintain appropriate segregation of duties in the initiation, recording, and approval of transactions within its financial systems. This, coupled with management having not designed and maintained user access controls that adequately restrict user and privileged access to financial applications, and the absence of sufficient other mitigating controls, created a segregation of duties deficiencies.

●	Monitoring Activities: Management did not appropriately select, develop, and perform ongoing evaluations to ascertain whether the components of internal controls are present and functioning

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K/A, our Amended Annual Report filed with the SEC on October 28, 2024 pursuant to Section 13 or 15(d) of the Exchange Act (the “2023 10-K/A”). This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

CELLECTAR BIOSCIENCES, INC.

Date: October 29, 2024	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)