Form 10-Q
period 2024-06-30
Cellectar Biosciences, Inc.
filed 2024-10-29
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 40,566,534 shares of common stock, $0.00001 par value per share, as of October 25, 2024.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans for iopofosine I 131 (iopofosine, also known as CLR 131), CLR 1900 series, CLR 2000 series and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma, and the expected benefits of orphan drug status;
●	any disruptions at our sole supplier of iopofosine;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as the COVID-19 pandemic, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,868,907	$9,564,988
Prepaid expenses and other current assets	2,036,453	888,225
Total current assets	27,905,360	10,453,213
Property, plant & equipment, net	978,701	1,090,304
Operating lease right-of-use asset	470,816	502,283
Other long-term assets	29,780	29,780
TOTAL ASSETS	$29,384,657	$12,075,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,463,208	$9,178,645
Warrant liability	8,627,597	16,120,898
Lease liability, current	77,348	58,979
Total current liabilities	15,168,153	25,358,522
Long-term lease liability, net of current portion	453,508	494,003
TOTAL LIABILITIES	15,621,661	25,852,525
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	1,382,023	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series E-2 preferred stock, 1,225.00 shares authorized; 237.50 and 319.76 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,474,286	4,677,632
Series E-3 preferred stock, 2,205.00 shares authorized; 202.50 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4,369,317	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 35,848,924 and 20,744,110 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	358	207
Additional paid-in capital	234,859,383	182,924,210
Accumulated deficit	(230,322,371)	(202,761,017)
Total stockholders’ (deficit) equity	12,380,973	(15,158,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$29,384,657	$12,075,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$7,345,480	$6,135,010	$14,433,523	$12,494,266
General and administrative	6,358,229	2,158,992	11,271,673	4,505,037
Total operating expenses	13,703,709	8,294,002	25,705,196	16,999,303

LOSS FROM OPERATIONS	(13,703,709)	(8,294,002)	(25,705,196)	(16,999,303)

OTHER INCOME (EXPENSE):
Gain (loss) on valuation of warrants	12,455,431	(1,957,418)	(2,504,915)	(566,621)
Interest income	328,907	72,780	648,756	196,814
Total other income (expense)	12,784,338	(1,884,638)	(1,856,159)	(369,807)
NET LOSS	$(919,371)	$(10,178,640)	$(27,561,355)	$(17,369,110)
NET LOSS PER SHARE — BASIC	$(0.03)	$(0.90)	$(0.86)	$(1.54)
NET LOSS PER SHARE — DILUTED	$(0.18)	$(0.90)	$(0.86)	$(1.54)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	35,819,428	11,261,217	32,583,053	11,261,217
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	37,446,311	11,261,217	32,583,053	11,261,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	111.11	$1,382,023	—	$—	9,385,272	$94	$168,143,557	$(159,990,407)	$8,153,244
Conversion of pre-funded warrants into common stock	—	—	—	—	355,235	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	408,206	—	408,206
Net loss	—	—	—	—	—	—	—	(7,190,470)	(7,190,470)
Balance at March 31, 2023	111.11	1,382,023	—	—	9,740,507	97	168,551,763	(167,180,877)	1,370,983
Stock-based compensation	—	—	—	—	—	—	419,757	—	419,757
Net loss	—	—	—	—	—	—	—	(10,178,640)	(10,178,640)
Balance at June 30, 2023	111.11	$1,382,023	—	$—	9,740,507	$97	$168,971,520	$(177,359,517)	$(8,387,900)

Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	1,079,132	11	3,972,529	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	9,890,099	100	33,983,471	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	2,298,138	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	1,382,023	867.50	17,067,715	33,164,466	332	224,836,048	(229,403,000)	12,501,095
Stock-based compensation	—	—	—	—	—	—	799,249	—	799,249
Conversion of Series E-3 preferred stock into common stock	—	—	(427.50)	(9,224,112)	2,684,458	26	9,224,086	—	—
Net loss	—	—	—	—	—	—	—	(919,371)	(919,371)
Balance at June 30, 2024	111.11	$1,382,023	440.00	$7,843,603	35,848,924	$358	$234,859,383	$(230,322,371)	$12,380,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,561,355)	$(17,369,110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	154,511	81,207
Stock-based compensation expense	1,253,613	827,963
Change in operating lease right-of-use asset	31,467	28,034
Change in fair value of warrants	2,504,915	566,621
Changes in:
Prepaid expenses and other current assets	(1,148,228)	257,998
Lease liability	(22,126)	(19,332)
Accounts payable and accrued liabilities	(2,715,437)	913,230
Cash used in operating activities	(27,502,640)	(14,713,389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(42,909)	—
Cash used in investing activities	(42,909)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs	43,849,468	3
Cash provided by financing activities	43,849,468	3
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,303,919	(14,713,386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,564,988	19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,868,907	$5,152,972
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of warrants to equity	$4,800,000	$—
Conversion of preferred stock to common stock	$40,051,711	$—

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $230,322,000 as of June 30, 2024, and incurred a net loss of approximately $27,561,000 during the six months ended June 30, 2024. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

To fund its research, development, and approval efforts, the Company has been heavily dependent on funding from private investors and public stockholders since its inception through the issuance of securities, such as common stock, convertible preferred stock, and warrants (outside capital). The Company expects to remain heavily dependent on outside capital to fund the Company’s operations for the foreseeable future until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes additional outside capital will be secured as needed, no assurance can be provided that additional outside capital will be secured, or secured on terms that are acceptable to the Company.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $34.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of the Company or its assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2024 and 2023, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2024, and consolidated results of its operations, cash flows, and stockholders’ equity for the six months ended June 30, 2024 and 2023. The results for the six months ended June 30, 2024, are not necessarily indicative of future results.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of June 30, 2024. There were no fixed asset impairment charges recorded during the six months ended June 30, 2024 or 2023.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the three and six months ended June 30, 2024 and 2023, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments — The guidance under ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities, and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets and accounts payable approximate their fair value as a result of their short-term nature. (See Notes 2 and 3)

Warrants — The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require net cash settlement in a fundamental transaction outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding (see Note 2). If the warrants are liability-classified, valuation changes, as well as the cost to issue the warrants, are included in Other Income (Expense) in the financial statements (see Note 3). If these instruments are initially classified as either liabilities or equity and a subsequent assessment determines that the classification has changed, the Company reflects that change in the financial statements.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2024 and December 31, 2023 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2024, and December 31, 2023, uninsured cash balances totaled approximately $25,422,000 and $9,123,000, respectively.

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

During the six months ended June 30, 2024 and 2023, the Company received approximately $465,000 and $647,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

Recently Adopted Accounting Pronouncements Not Yet Adopted — In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023 - 07 will have on its condensed consolidated financial statements.

The Company evaluates all ASUs issued by the FASB for consideration of their applicability to the financial statements. The Company has assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Restatement of Previously Issued Consolidated Financial Statements — During the third quarter of 2024, and prior to the filing of this Form 10 - Q, the Company determined that it was necessary to re - evaluate the Company’s accounting treatment for certain previously issued warrants and preferred stock. Additionally, the Company identified certain operating costs previously presented as research and development expenses which are more appropriately classified as general and administrative. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, as well as those for the first quarter of 2024. Accordingly, this Form 10 - Q presents the Company’s Restated Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 as reflected in the Company’s Form 10 - K/A for the year ended December 31, 2023.

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

As of December 31, 2023, the Tranche A and Tranche B warrants did not qualify as derivatives; however, they did not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants were deemed to be liabilities. As of June 30, 2024, after the settlement of the Tranche A warrants, the Tranche B warrants do not qualify as derivatives and meet the requirements necessary to be considered indexable in the Company’s stock. However, due to a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control, resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify under the equity classification guidance. As a result, and in accordance with the guidance in ASC 815, the Tranche B warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

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

During the six months ended June 30, 2024, 82.26 shares of Series E-2 preferred stock were converted into 903,956 shares of common stock. There remain 237.50 shares of Series E-2 preferred stock outstanding as of June 30, 2024.

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

During the six months ended June 30, 2024, investors who held 2,002.50 shares of Series E-3 preferred stock converted them into 12,574,557 shares of common stock. There remain 202.50 shares of Series E-3 preferred stock outstanding as of June 30, 2024.

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

During the six months ended June 30, 2024, 1,079,132 pre-funded warrants were converted into 1,079,132 shares of common stock, and 547,177 warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million. There were no such conversions or exercises in the six months ended June 30, 2023.

Warrants

The following table summarizes information with regard to outstanding warrants to purchase stock as of June 30, 2024:

	Number of Shares
	Issuable Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2023 Tranche B Preferred Warrants	7,179,492	$4.7775	September 8, 2028
2022 Common Warrants	4,201,044	$1.96	October 25, 2027
June 2020 Series H Common Warrants	720,796	$12.075	June 5, 2025
October 2017 Series D Common Warrants	31,085	$178.00	October 14, 2024
Total	12,132,416

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature. As of June 30, 2024, the Company does not have any Level 1 or Level 2 liabilities.

As part of the September 2023 financing (see Note 2) the Company issued Tranche A and Tranche B warrants (the 2023 Warrants) to purchase shares of preferred stock which, on an as-converted basis, represented an aggregate of 21,025,641 shares of common stock. The fair value of the Tranche A and B warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the 2023 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock.

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $2,200,000 and $4,200,000 as of June 30, 2024 and December 31, 2023, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Volatility	81.0-85.0%	82.0-83.0%
Risk-free interest rate	4.41%	3.80-5.40%
Expected life (years)	0.75-4.19	0.3-4.7
Dividend	0%	0%

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

	June 30,	December 31,
	2024	2023
Volatility	77.8%	81.1%
Risk-free interest rate	4.33%	3.84%
Expected life (years)	3.3	3.8
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy, inclusive of the September 2023 Warrants and the October 2022 Warrants:

Level 3
Fair value of Level 3 liabilities as of December 31, 2023	$13,131,691
Change in warrant fair value	1,521,582
Settlement of 2023 Tranche A Warrants to equity	(4,800,000)
Exercise of October 2022 Warrants	(1,225,676)
June 30, 2024, fair value of Level 3 liabilities	$8,627,597

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plans

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

At the annual meeting of stockholders held on June 14, 2024, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2021 Stock Incentive Plan by 7,000,000 to 9,368,900.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Employee and director stock option grants:
Research and development	$74,450	$72,529	$143,225	$138,724
General and administrative	724,799	347,228	1,110,387	689,239
Total stock-based compensation	$799,249	$419,757	$1,253,612	$827,963

In December 2023, the Company granted 2,776,000 contingent, non-statutory stock option awards at an exercise price of $2.65 per share to employees and directors, and in March 2024 the Company granted 200,000 contingent, non-statutory stock option awards at an exercise price of $3.63 and $3.35 per share to our employees. Each of these grants was contingent on approval of an increase in the shares available in the 2021 Stock Incentive Plan that was approved by the stockholders at the annual meeting of stockholders held on June 14, 2024. In accordance with the removal of the contingency, the Company began recognizing the expense for these awards in June 2024.

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

Exercise prices for all grants made during the six months ended June 30, 2024 and June 30, 2023, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2024 or 2023 because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarter ended June 30, 2024, the common warrants issued in October 2022 were dilutive. In all other periods presented, all outstanding warrants were antidilutive.

Three months ended June 30, 2024
Net loss	$(919,371)
Dilutive effect of warrant liability	(5,855,431)
Net loss allocated to common shares	$(6,774,802)

Weighted average common shares outstanding - basic	35,819,428
Dilutive effect of warrant liability	1,626,883
Weighted average common shares outstanding - diluted	37,446,311

Net loss per share - diluted	$(0.18)

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Warrants	7,931,372	6,714,479	12,132,416	6,714,479
Preferred shares on an as-converted-into-common-stock basis	3,992,587	111,111	3,992,587	111,111
Stock options	5,354,624	2,217,756	5,354,624	2,217,756
Total potentially dilutive shares	17,278,583	9,043,346	21,479,627	9,043,346

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

Under the terms of the Amended Lease, the Company Company’s previously paid security deposit of $75,000 will be reduced to $23,566, and the aggregate rent due over the term of the Amended Lease is approximately $918,000, which will be reduced to approximately $893,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After rent abatements, the rent is approximately $11,800 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2024:

Years ending June 30,
Remaining period of 2024	$72,000
2025	146,000
2026	150,000
2027	153,000
2028	155,000
Thereafter	53,000
Total undiscounted lease payments	729,000
Less: Imputed interest	(198,000)
Present value of lease liabilities	$531,000

9. SUBSEQUENT EVENTS

On July 21, 2024, the Company, entered into a warrant exercise inducement (the “Inducement”) with certain holders (each a “Holder”) of its Tranche B warrants (the “Existing Warrants”), which were originally issued in September 8, 2023, pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an amount of shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the “Series E-4 Preferred Stock”) which is convertible to 6,739,918 shares of the Company’s common stock (the “Existing Warrant Shares”), in the aggregate, at a reduced, as-converted common stock exercised price of $2.52 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

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

Our PDC platform is designed to provide selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor; a primary tumor, or a metastatic tumor; and cancer stem cells. The PDC platform’s mechanism of entry is designed not to rely upon a specific cell surface epitope or antigen as are required by other targeted delivery platforms but rather a unique change in the tumor cell membrane. Our PDC platform takes advantage of a metabolic pathway (beta oxidation) utilized by nearly all tumor cell types in all stages of the tumor cycle. Tumor cells modify the cell membrane to create specific, highly organized microdomains by which to transport lipids and long chain fatty acids into the cytoplasm, as a result of the utilization of this metabolic pathway. Our PDCs are designed to bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which we believe can enhance drug efficacy. The direct intracellular delivery allows our molecules to avoid the specialized, highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver payloads that previously could not be delivered in this targeted manner. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number presented on the cell surface, limiting total potential uptake and resulting in heterogenous uptake across the tumor, have longer cycling time from internalization to relocation on the cell surface, again diminishing their availability for binding, and are not present on all of the tumor cells because of the heterogenous nature of cancer cells, further increasing the unequal distribution of the drug across the tumor. This means a subpopulation of tumor cells always exists that cannot be addressed by therapies targeting specific surface epitopes. Additionally, many epitopes utilized are also present on other normal tissue, resulting in off-target toxicities.

Beyond the benefits provided by the mechanism of entry, the PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery, a more uniform delivery, and the ability to target virtually all types of tumor cells. As a result, we believe that we can create PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while also reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

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

Three Months Ended June 30, 2024 and 2023

Research and Development. Research and development expense for the three months ended June 30, 2024 was approximately $7,345,000, compared to approximately $6,135,000 for the three months ended June 30, 2023.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Variance
Clinical project costs	$3,951,000	$2,284,000	$1,667,000
Manufacturing and related costs	2,628,000	2,258,000	370,000
Pre-clinical project costs	31,000	33,000	(2,000)
General research and development costs	735,000	1,560,000	(825,000)
	$7,345,000	$6,135,000	$1,210,000

The overall increase in research and development expense of approximately $1,210,000, or 20%, was primarily a result of increased clinical project costs of approximately $1,667,000, driven by the timing of the activities related to our pivotal and pediatric trials and an increase in personnel.

General and administrative. General and administrative expense for the three months ended June 30, 2024 was approximately $6,358,000, compared to approximately $2,159,000 for the same period in 2023. The overall increase in general and administrative expense of approximately $4,199,000, or 194%, was primarily driven by costs associated with the development of infrastructure necessary to support commercialization upon anticipated NDA approval, including the related marketing and personnel cost.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2024, was income of approximately $12,784,000, as compared to approximately $1,885,000 of expense in the same period of 2023, resulting almost exclusively from changes in warrant valuation. Fluctuations in the Company’s common stock price result in warrant valuation changes that are presented here. Interest income increased year-over-year to approximately $329,000 in 2024 as compared to approximately $73,000 in 2023. The Company’s cash on hand and increased interest rates drove the improved return.

Six Months Ended June 30, 2024 and 2023

Research and Development. Research and development expense for the six months ended June 30, 2024 was approximately $14,434,000, compared to approximately $12,494,000 for the six months ended June 30, 2023.

The following table is a summary comparison of approximate research and development costs for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Variance
Clinical project costs	$6,644,000	$4,909,000	$1,735,000
Manufacturing and related costs	5,941,000	4,175,000	1,766,000
Pre-clinical project costs	52,000	216,000	(164,000)
General research and development costs	1,797,000	3,194,000	(1,397,000)
	$14,434,000	$12,494,000	$1,940,000

The overall increase in research and development expense of approximately $1,940,000, or 16%, was primarily a result of increased manufacturing and related costs of approximately $1,766,000 related to production sourcing and increased clinical project costs of approximately $1,735,000 driven by the timing of the activities related to our pivotal and pediatric trial, partially offset by a decrease in general research and development costs.

General and administrative. General and administrative expense for the six months ended June 30, 2024 was approximately $11,272,000, compared to approximately $4,505,000 for the same period in 2023. The overall increase in general and administrative expense of $6,767,000, or 150%, was primarily driven by costs associated with the development of infrastructure necessary to support commercialization upon anticipated NDA approval, including the related marketing and personnel costs.

Other income (expense), net. Other income (expense), net, for the first six months of 2024 was an expense of approximately $1,856,000, while the expense for the same period in 2023 was approximately $370,000. A significant portion of the expense comes from changes in the valuation of the Company’s outstanding warrants. Warrant valuation consists of a number of aspects, but the most significant driver is the value at which the Comapany’s common stock is trading at the end of each reporting period. Interest income was approximately $649,000 year-to-date in 2024, and approximately $197,000 in 2023. The Company’s improved return on cash equivalents is a product of higher average cash balance and a higher interest rate environment.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the six months ended June 30, 2024, we generated a net loss of approximately $27.6 million and used approximately $27.5 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of June 30, 2024, our consolidated cash balance was approximately $25.9 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $34.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, continuing through June 30, 2024, because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

Other factors that could materially adversely affect our business and our equity securities are described in the Risk Factors previously disclosed in Form 10-K/A, our Annual Report filed with the SEC on October 28, 2024, pursuant to Section 13 or 15(d) of the Exchange Act. That information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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