Form 10-Q
period 2024-09-30
Cellectar Biosciences, Inc.
filed 2024-11-18
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 41,269,830 shares of common stock, $0.00001 par value per share, as of November 14, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,263,371	$9,564,988
Prepaid expenses and other current assets	1,635,818	888,225
Total current assets	35,899,189	10,453,213
Property, plant & equipment, net	910,131	1,090,304
Operating lease right-of-use asset	454,166	502,283
Other long-term assets	29,780	29,780
TOTAL ASSETS	$37,293,266	$12,075,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,304,311	$9,178,645
Warrant liability	11,929,242	16,120,898
Lease liability, current	80,821	58,979
Total current liabilities	20,314,374	25,358,522
Long-term lease liability, net of current portion	431,929	494,003
TOTAL LIABILITIES	20,746,303	25,852,525
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY (DEFICIT):
Series E-2 preferred stock, 1,225.00 shares authorized; 149.60 and 319.76 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,188,434	4,677,632
Series E-3 preferred stock, 2,205.00 shares authorized; 202.50 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,369,317	—
Series E-4 preferred stock, 1,715.00 shares authorized; 714.00 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,057,793	—
Common stock, $0.00001 par value; 170,000,000 shares authorized; 40,566,534 and 20,744,110 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	406	207
Additional paid-in capital	246,536,080	182,924,210
Accumulated deficit	(244,987,090)	(202,761,017)
Total stockholders’ equity (deficit)	15,164,940	(15,158,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,293,266	$12,075,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$5,493,496	$7,034,656	$19,927,019	$19,528,898
General and administrative	7,834,181	2,378,804	19,105,853	6,883,866
Total operating expenses	13,327,677	9,413,460	39,032,872	26,412,764

LOSS FROM OPERATIONS	(13,327,677)	(9,413,460)	(39,032,872)	(26,412,764)

OTHER INCOME (EXPENSE):
Warrant issuance expense	(7,743,284)	(470,000)	(7,743,284)	(470,000)
Gain (loss) on valuation of warrants	6,088,355	(7,688,028)	3,583,440	(8,254,649)
Interest income	317,887	51,110	966,643	247,925
Total other expense	(1,337,042)	(8,106,918)	(3,193,201)	(8,476,724)
NET LOSS	$(14,664,719)	$(17,520,378)	(42,226,073)	$(34,889,488)
NET LOSS PER SHARE — BASIC	$(0.37)	$(1.55)	(1.21)	$(3.09)
NET LOSS PER SHARE — DILUTED	$(0.40)	$(1.55)	(1.39)	$(3.09)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	39,335,924	11,308,738	34,850,441	11,277,231
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	39,794,220	11,308,738	35,545,500	11,277,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	111.11	$1,382,023	—	$—	9,385,272	$94	$168,143,557	$(159,990,407)	$8,153,244
Conversion of pre-funded warrants into common stock	—	—	—	—	355,235	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	408,206	—	408,206
Net loss	—	—	—	—	—	—	—	(7,190,470)	(7,190,470)
Balance at March 31, 2023	111.11	1,382,023	—	—	9,740,507	97	168,551,763	(167,180,877)	1,370,983
Stock-based compensation	—	—	—	—	—	—	419,757	—	419,757
Net loss	—	—	—	—	—	—	—	(10,178,640)	(10,178,640)
Balance at June 30, 2023	111.11	1,382,023	—	—	9,740,507	97	168,971,520	(177,359,517)	(8,387,900)
Issuance of Series E-1 preferred stock, net of issuance costs (Note 6)	1,225.00	17,820,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	497,878	—	497,878
Exercise of warrants into common stock	—	—	—	—	177,877	2	649,248	—	649,250
Reclassification of pre-funded warrants to liability	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)
Net loss	—	—	—	—	—	—	—	(17,520,378)	(17,520,378)
Balance at September 30, 2023	1,336.11	$19,202,023	—	$—	9,918,384	$99	$166,879,534	$(194,879,895)	$(28,000,262)

Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	1,079,132	11	3,972,529	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	9,890,099	100	33,983,471	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	2,298,138	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	1,382,023	867.50	17,067,715	33,164,466	332	224,836,048	(229,403,000)	12,501,095
Stock-based compensation	—	—	—	—	—	—	799,249	—	799,249
Conversion of Series E-3 preferred stock into common stock	—	—	(427.50)	(9,224,112)	2,684,458	26	9,224,086	—	—
Net loss	—	—	—	—	—	—	—	(919,371)	(919,371)
Balance at June 30, 2024	111.11	$1,382,023	440.00	$7,843,603	35,848,924	$358	$234,859,383	$(230,322,371)	$12,380,973
Stock-based compensation							1,534,054	—	1,534,054
Issuance of E-4 preferred stock net of issuance costs	—	—	1,610.00	15,914,632	—	—	—	—	15,914,632
Conversion of Series E-2 preferred stock into common stock	—	—	(87.90)	(1,285,851)	965,934	10	1,285,841	—	—
Conversion of Series E-4 preferred stock into common stock	—	—	(896.00)	(8,856,840)	3,750,909	38	8,856,802	—	—
Stock option exercise into common stock	—	—	—	—	767	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,664,719)	(14,664,719)
Balance at September 30, 2024	111.11	$1,382,023	1,066.10	$13,615,544	40,566,534	$406	$246,536,080	$(244,987,090)	$15,164,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,226,073)	$(34,889,488)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	223,082	122,415
Stock-based compensation expense	2,787,666	1,325,841
Warrant issuance expense	7,743,284	470,000
Change in operating lease right-of-use asset	48,117	42,768
Change in fair value of warrants	(3,583,440)	8,254,649
Changes in:
Prepaid expenses and other current assets	(747,593)	(408,790)
Lease liability	(40,232)	(34,815)
Accounts payable and accrued liabilities	(874,334)	2,336,146
Cash used in operating activities	(36,669,523)	(22,781,274)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(42,909)	(597,282)
Cash used in investing activities	(42,909)	(597,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	22,150,000
Proceeds from exercise of warrants, net of issuance costs	61,410,815	348,641
Cash provided by financing activities	61,410,815	22,498,641
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,698,383	(879,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,564,988	19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,263,371	$18,986,443
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of warrants to equity	$7,410,000	$—
Conversion of preferred stock to common stock	$54,553,720	$—

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $244,987,000 as of September 30, 2024, and incurred a net loss of approximately $42,226,000 during the nine months ended September 30, 2024. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $28.6 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of the Company or its assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2024, and consolidated results of its operations, cash flows, and stockholders’ equity for the nine months ended September 30, 2024 and 2023. The results for the nine months ended September 30, 2024, are not necessarily indicative of future results.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of September 30, 2024. There were no fixed asset impairment charges recorded during the nine months ended September 30, 2024 or 2023.

Right-of-Use (ROU) Asset and Lease Liabilities -The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the three and nine months ended September 30, 2024 and 2023, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2024 and December 31, 2023.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2024 and December 31, 2023 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2024, and December 31, 2023, uninsured cash balances totaled approximately $33,814,000 and $9,123,000, respectively.

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

During the nine months ended September 30, 2024 and 2023, the Company received approximately $602,000 and $1,314,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023 - 07 will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

The Company evaluates all ASUs issued by the FASB for consideration of their applicability to the financial statements. The Company has assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Restatement of Previously Issued Consolidated Financial Statements — During the third quarter of 2024 the Company determined that it was necessary to re-evaluate its accounting treatment for certain previously issued warrants and preferred stock. Additionally, the Company identified certain operating costs previously presented as research and development expenses which are more appropriately classified as general and administrative. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, as well as those for the first quarter of 2024. Accordingly, this Form 10-Q presents the Company’s Restated Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 as reflected in the Company’s Form 10-K/A for the year ended December 31, 2023.

2. STOCKHOLDERS’ EQUITY

July 2024 Warrant Inducement

On July 21, 2024, the Company, entered into a warrant exercise inducement (the “Inducement”) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the “Series E-4 preferred stock”) which is convertible to 6,739,918 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $2.52 per share, in exchange for the Company’s issuance of new warrants (the “Inducement Warrants”), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

The Inducement Warrants have the following terms:

●	The 2024 Tranche A warrants have an exercise price of $2.52 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that the FDA has assigned a Prescription Drug User Fee Act goal date for review of iopofosine I 131, and (ii) July 21, 2029.

●	The 2024 Tranche B warrants have an exercise price of $4.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131, and (ii) July 21, 2029.
●	The 2024 Tranche C warrants have an exercise price of $5.50 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that it has recorded quarterly gross revenues from sales of iopofosine I 131 in the United States in excess of $10 million and (ii) July 21, 2029.

Due to a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify under the equity classification guidance. As a result, and in accordance with the guidance in ASC 815, the warrants issued in July 2024 are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

In accordance with the guidance above, the Company recorded the Inducement Warrants and preferred stock at their respective fair values. Utilizing valuation techniques described in Note 3 below, the Company computed the fair value of the Inducement Warrants as $12.0 million and recorded the preferred stock at approximately $15.9 million, which represented its fair value of $17.0 million less allocated issuance costs. The value of the preferred stock and Inducement Warrants sold exceeded the proceeds received by the Company and the fair value of the Tranche B warrants that were exercised in the transaction, which was approximately $2.6 million at the time of exercise. The value in excess of the net proceeds and the fair value of the Tranche B warrants of approximately $7.7 million is reflected in Other Expense.

Subsequent to the issuance of the Series E-4 preferred stock and prior to September 30, 2024, investors who held 896.00 shares of Series E-4 preferred stock converted them into 3,750,909 shares of common stock. There remain 714.00 shares of Series E-4 preferred stock outstanding as of September 30, 2024.

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

The conversion prices for the preferred stock are as follows: for the Series E-1 or E-2 preferred stock, $1.82 per share of common stock, or a total of 13,461,538 shares of common stock; for the Series E-3 preferred stock, $3.185 per share of common stock, or a total of 13,846,154 shares of common stock; and for the Series E-4 preferred stock, $4.7775 per share of common stock, or a total of 7,179,487 shares of common stock, in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The warrants were exercisable as follows:

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

As of December 31, 2023, the Tranche A and Tranche B warrants did not qualify as derivatives; however, they did not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants were deemed to be liabilities. As of September 30, 2024, the Tranche B warrants do not qualify as derivatives and meet the requirements necessary to be considered indexable in the Company’s stock. However, due to a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify under the equity classification guidance. As a result, and in accordance with the guidance in ASC 815, the Tranche B warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. As discussed above, the majority of the Tranche B warrants were exercised in July 2024. See Note 3 for the related valuation.

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

The net proceeds from the September 2023 Private Placement were allocated first to the fair value of the Tranche A and Tranche B warrants, which had a fair value upon issuance of $4,800,000, with the remainder, or $17,820,000, allocated to the Series E-1 preferred stock. Upon stockholder approval of the transaction, the entire amount that had been assigned to mezzanine equity was reclassified to Series E-2 preferred stock and is a component of permanent equity, as is reflected in the financial statements. As a result of the stockholder approval, Series E-1 preferred stock was fully extinguished in accordance with the terms of the financing. The outstanding shares of Series E preferred stock were classified as permanent equity upon issuance.

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

During the nine months ended September 30, 2024, 170.16 shares of Series E-2 preferred stock were converted into 1,869,890 shares of common stock. There remain 149.60 shares of Series E-2 preferred stock outstanding as of September 30, 2024.

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

During the nine months ended September 30, 2024, investors who held 2,002.50 shares of Series E-3 preferred stock converted them into 12,574,557 shares of common stock. There remain 202.50 shares of Series E-3 preferred stock outstanding as of September 30, 2024.

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

During the nine months ended September 30, 2024, 1,079,132 pre-funded warrants were converted into 1,079,132 shares of common stock, and 547,177 warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million. There were no such conversions or exercises in the nine months ended September 30, 2023.

Warrants

The following table summarizes information with regard to outstanding warrants to purchase stock as of September 30, 2024:

	Number of Common
	Shares Issuable
	Upon Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2024 Tranche A Warrants	6,739,918	$2.52	July 21, 2029
2024 Tranche B Warrants	8,214,278	$4.00	July 21, 2029
2024 Tranche C Warrants	4,267,152	$5.50	July 21, 2029
2023 Tranche B Preferred Warrants	439,560	$4.7775	September 8, 2028
2022 Common Warrants	4,201,044	$1.96	October 25, 2027
June 2020 Series H Common Warrants	720,796	$12.075	June 5, 2025
October 2017 Series D Common Warrants	31,085	$178.00	October 14, 2024
Total	24,613,833

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature. As of September 30, 2024, the Company does not have any Level 1 or Level 2 liabilities.

July 2024 Warrants

As part of the July 2024 financing the Company issued Tranche A, B, and C warrants (the 2024 Warrants) to purchase shares of common stock (see Note 2). The fair value of the 2024 warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the 2024 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock.

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $12,000,000 and $6,900,000 as of July 21, 2024, the date of issuance, and September 30, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on September 30, 2024 and December 31, 2023:

	July 21,	September 30,
	2024	2024
Volatility	75.9-82.0%	80.6-83.0%
Risk-free interest rate	4.10-4.20%	3.50-3.60%
Expected life (years)	0.7-5.0	0.5-4.8
Dividend	0%	0%

September 2023 Warrants

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

As previously described, all of the Tranche A warrants were exercised in January 2024. Additionally, in July 2024, the holders of the Tranche B warrants exercised all but 105.00 of the Tranche B warrants outstanding. As a result, those warrants were marked-to-market on July 21, 2024, the date of the exercise and subsequent settlement.

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $30,000 and $4,200,000 as of September 30, 2024 and December 31, 2023, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Volatility	81.0-85.0%	82.0-83.0%
Risk-free interest rate	4.41%	3.80-5.40%
Expected life (years)	0.8-4.2	0.3-4.7
Dividend	0%	0%

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

October 2022 Warrants

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

	September 30,	December 31,
	2024	2023
Volatility	78.3%	81.1%
Risk-free interest rate	3.58%	3.84%
Expected life (years)	3.1	3.8
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy.

Level 3
Fair value of Level 3 liabilities as of December 31, 2023	$13,131,691
Change in warrant fair value	(4,566,773)
Issuance of July 2024 Inducement Warrants	12,000,000
Settlement of 2023 Tranche A Warrants to equity	(4,800,000)
Settlement of 2023 Tranche B Warrants to equity	(2,610,000)
Exercise of October 2022 Warrants	(1,225,676)
June 30, 2024, fair value of Level 3 liabilities	$11,929,242

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Employee and director stock option grants:
Research and development	$309,933	$89,172	$453,158	$227,896
General and administrative	1,224,121	408,706	2,334,508	1,097,945
Total stock-based compensation	$1,534,054	$497,878	$2,787,666	$1,325,841

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

Exercise prices for all grants made during the nine months ended September 30, 2024 and September 30, 2023, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2024 or 2023 because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarter ended September 30, 2024, the common warrants issued in October 2022 were dilutive. In all other periods presented, all outstanding warrants were antidilutive.

Periods ended September 30, 2024	Three Months	Nine Months
Net loss	$(14,664,719)	$(42,226,073)
Dilutive effect of warrant liability	(1,428,355)	(7,283,786)
Net loss allocated to common shares	$(16,093,074)	$(49,509,859)

Weighted average common shares outstanding - basic	39,335,924	34,850,441
Dilutive effect of warrant liability	458,296	695,060
Weighted average common shares outstanding - diluted	39,794,220	35,545,500

Net loss per share - diluted	$(0.40)	$(1.39)

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Warrants	20,412,789	27,148,243	20,412,789	27,148,243
Preferred shares on an as-converted-into-common-stock basis	6,015,662	111,111	6,015,662	111,111
Stock options	5,359,624	2,280,756	5,359,624	2,280,756
Total potentially dilutive shares	31,788,075	29,540,110	31,788,075	29,540,110

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2024:

Years ending September 30,
Remaining period of 2024	$36,000
2025	146,000
2026	150,000
2027	153,000
2028	155,000
Thereafter	53,000
Total undiscounted lease payments	693,000
Less: Imputed interest	(180,000)
Present value of lease liabilities	$513,000

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

Our product pipeline also includes a PDC-based targeted alpha-emitter therapy utilizing actinium-225 as the payload (CLR121225) currently in IND enabling studies. We are also evaluating other alpha emitting isotopes such as astatine-211 and lead-212 preclinical studies. Additionally, we have preclinical PDC programs seeking to deliver conjugated small molecule chemotherapeutic compounds, oligonucleotides and peptides to solid tumors.

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

Other income (expense), net. Other income (expense), net, consists primarily of the impacts related to issuing and revaluing equity securities, and interest income.

Three Months Ended September 30, 2024 and 2023

Research and Development. Research and development expenses for the three months ended September 30, 2024, were approximately $5,493,000, compared to approximately $7,035,000 for the three months ended September 30, 2023.

The following table is a summary comparison of approximate research and development costs for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Variance
Clinical project costs	$1,510,000	$3,412,000	$(1,902,000)
Manufacturing and related costs	2,469,000	2,832,000	(363,000)
Pre-clinical project costs	49,000	206,000	(157,000)
General research and development costs	1,465,000	585,000	880,000
	$5,493,000	$7,035,000	$(1,542,000)

The overall decrease in research and development expense of approximately $1,542,000, or 22%, was primarily a result of decreased clinical project costs of approximately $1,902,000, driven by the conclusion of patient enrollment in our WM pivotal study having occurred earlier in the year, partially offset by increased activity in our ongoing pediatric trial and an increase in personnel.

General and administrative. General and administrative expense for the three months ended September 30, 2024, was approximately $7,834,000, compared to approximately $2,379,00 for the same period in 2023. The overall increase in general and administrative expense of approximately $5,455,000, or 229%, was driven by costs associated with the development of infrastructure necessary to support commercialization upon anticipated NDA approval, including the related market preparation and personnel cost.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2024, was an expense of approximately $1,337,000, as compared to approximately $8,107,000 of expense in the same period of 2023, resulting almost exclusively from changes in warrant valuation. Fluctuations in the Company’s common stock price are the primary aspect of warrant valuation changes. Interest income increased year-over-year to approximately $318,000 in 2024 as compared to approximately $51,000 in 2023. The Company’s cash on hand and increased interest rates drove the improved return.

Nine Months Ended September 30, 2024 and 2023

Research and Development. Research and development expense for the nine months ended September 30, 2024, was approximately $19,927,000, compared to approximately $19,529,000 for the nine months ended September 30, 2023.

The following table is a summary comparison of approximate research and development costs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Variance
Clinical project costs	$8,154,000	$10,235,000	$(2,081,000)
Manufacturing and related costs	8,410,000	7,007,000	1,403,000
Pre-clinical project costs	101,000	422,000	(321,000)
General research and development costs	3,262,000	1,865,000	1,397,000
	$19,927,000	$19,529,000	$398,000

The overall increase in research and development expenses of approximately $398,000, or 2%, was primarily a result of increased manufacturing and related costs of approximately $1,403,000 related to production sourcing and an increase in general research and development costs related to an increase in personnel. These increases were largely offset by a reduction in clinical project costs of approximately $2,081,000, resulting from the timing of the patient enrollment related to our pivotal WM trial.

General and administrative. General and administrative expense for the nine months ended September 30, 2024, was approximately $19,106,000, compared to approximately $6,884,000 for the same period in 2023. The overall increase in general and administrative expense of $12,222,000, or 178%, was primarily driven by costs associated with the development of infrastructure necessary to support commercialization upon anticipated NDA approval, including the related market preparation and personnel costs.

Other income (expense), net. Other income (expense), net, for the first nine months of 2024 was an expense of approximately $3,193,000, while the expense for the same period in 2023 was approximately $8,477,000. A significant portion of the expense comes from changes in the valuation of the Company’s outstanding warrants. Warrant valuation consists of a number of aspects, but the most significant driver is the value at which the Comapany’s common stock is trading at the end of each reporting period. Interest income was approximately $967,000 year-to-date in 2024, and approximately $248,000 in 2023. The Company’s improved return on cash equivalents is a product of higher average cash balance and a higher interest rate environment.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the nine months ended September 30, 2024, we generated a net loss of approximately $42.2 million and used approximately $36.7 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of September 30, 2024, our consolidated cash balance was approximately $34.3 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $28.6 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, continuing through September 30, 2024, because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CELLECTAR BIOSCIENCES, INC.

Date: November 18, 2024	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2024	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)