Form 10-K
period 2024-12-31
Cellectar Biosciences, Inc.
filed 2025-03-13
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2024, was $89,095,619.

As of March 7, 2025, there were 46,079,875 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to continue development plans or to pursue strategic options for the further development and commercialization of iopofosine I 131 (also known as iopofosine or CLR 131);
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to continue development plans for CLR 1900 series, CLR 2000 series, and CLR 12120;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our enhancement and consumption of current resources along with ability to obtain additional funding;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma/Waldenstrom macroglobulinemia, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

The Company is primarily focused on the development of its radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. Our three lead programs are: iopofosine I 131 (iopofosine), a beta-emitting iodine-131 based program which has been studied extensively, as described below; CLR 121225, an actinium-225 based program; and CLR 121125, an iodine-125 Auger-emitting program, both prepared to enter clinical trials in 2025.

●	Iopofosine, the beta-emitting PRC, utilizes iodine-131 and was studied in our CLOVER-WaM Phase 2 study of iopofosine in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM), and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 Investigator-initiated study conducted by the University of Wisconsin Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial resulting from medical problems that may not be related to clinical trial treatments. Furthermore, due to recent communications with the FDA regarding a confirmatory study to support accelerated approval and the regulatory submission for iopofosine, the Company is, in addition to determining the availability of funding for such a study, pursuing strategic options for the further development and commercialization of this product candidate.
●	CLR 121225, the alpha-emitting, actinium-225 based PRC has demonstrated activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 has been shown to be well tolerated in these models with the animals showing no adverse events at the highest doses tested. It was also shown that the compound has excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed the compound’s proportional dose response with a single dose providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is currently projected to be the subject of a Phase 1 imaging and dose escalation safety study in the first half of 2025.
●	CLR 121125, the Auger-emitting PRC, utilizes iodine-125 and has demonstrated excellent tolerability with no toxicities in animal models. Additionally, CLR 121125 has been shown to have good activity in multiple solid tumor models, especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. This means that to cause the necessary breakage of the tumor cell DNA, the isotope most get inside the cell and near the cell nucleus to be effective. CLR 121125 achieves this due to the Company’s novel phospholipid ether drug conjugate platform. CLR 121125 is prepared to be the subject of a Phase 1b dose finding study in the first half of 2025.

The CLOVER-1 Phase 2 study of iopofosine, conducted in r/r B-cell malignancies, met the primary efficacy endpoints from the Part A dose-finding portion. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is ongoing.

The CLOVER-WaM study was a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a Bruton tyrosine kinase inhibitor (BTKi). The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-

WaM was a single-arm study with a target enrollment of 50 patients. Topline safety data was reported on 45 patients meeting criteria for the modified Intent to Treat (mITT) population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (41) is defined as patients who are in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a major response rate (MRR) of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached with 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

Additionally, in June 2020, the European Medicines Agency (EMA) granted us Small and Medium-Sized Enterprise (SME) status by the EMA’s Micro, Small and Medium-sized Enterprise office. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design, endpoints and statistical considerations, quality inspections of facilities and fee waivers for selective EMA pre-and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and manufacturing data prior to a review of clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

We are also evaluating other alpha-emitting isotopes such as astatine-211 and lead-212 in preclinical studies. Additionally, we have preclinical PDC programs focused on the delivery of conjugated small molecule chemotherapeutic compounds, oligonucleotides and peptides to solid tumors.

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

Beyond the benefits provided by the mechanism of entry, the PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery, a more uniform delivery, and the ability to target nearly all types of tumor cells. As a result, we believe that we can create PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while also reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

We employ a drug discovery and development approach that allows us to efficiently design, research and advance drug candidates. Our iterative process allows us to rapidly and systematically produce multiple generations of incrementally improved targeted drug candidates without the expense of having to generate significant compound libraries.

Clinical Pipeline

Our lead clinical programs are: iopofosine, an iodine-131 beta-emitting program; CLR 121225, an actinium-225 based program; and CLR 121125, an iodine-125 Auger-emitting program. All three of these product candidates are designed to provide targeted delivery of the respective radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and treatments in development.

Iopofosine was evaluated in the recently completed CLOVER-WaM Phase 2 pivotal study in patients with r/r WM, while evaluation is ongoing in a Phase 2b study in r/r MM and CNS lymphoma patients and the CLOVER-2 Phase 1b study for pediatric patients with high grade gliomas. Adverse events across all studies have been largely restricted to fatigue (39%), and cytopenias; specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (56%), and lymphopenia (34%). Fatalities have occurred in patients post-treatment with iopofosine.

The CLOVER-WaM pivotal Phase 2b study completed enrollment of WM patients that have received at least two previous lines of therapy including those that failed or had a suboptimal response to a BTKi therapy in 4Q 2023. Topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a MRR of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed-upon statistical hurdle of 20%. The ORR in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached with 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies, and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients in triple class, quad- and penta-drug refractory patients, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM and to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment, and the final clinical study report is expected in the first half of 2025. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

In December 2014, the FDA granted ODD for iopofosine for the treatment of MM. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma, and osteosarcoma. In May 2019, the FDA granted Fast Track Designation for iopofosine for the treatment of MM and in July 2019 for the treatment of DLBCL. In September 2019, iopofosine received ODD from the European Union for MM. In December 2019, the FDA and the European Union each granted ODD for iopofosine for the treatment of WM. In September 2023, the European Union granted PRIME designation for iopofosine for the treatment of r/r WM. The FDA granted Fast Track designation for iopofosine for the treatment of r/r LPL and WM in May 2020.

CLOVER-WaM: Phase 2 Pivotal Study in Patients with r/r Waldenstrom’s Macroglobulinemia

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

The study enrolled 65 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial received 4-doses of iopofosine over two cycles (cycle one: days 1, 15, and cycle two: days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment-free survival (treatment-free remission), duration of response and progression-free survival. An independent data monitoring committee (iDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experienced a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believed this design aligned with the feedback received from the FDA during the guidance meeting held in September 2020 and subsequent interactions. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of approximately 50 patients in the mITT population (>60mCi TBD). Based upon this agreement, the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and the iDMC determined the study exceeded the futility threshold and that the CST threshold was not met, therefore the study should continue to enroll with no change to the dosing regimen. The study achieved full enrollment in the fourth quarter 2023 and topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Among mITT patients, median age was 71 years, median IgM level prior to treatment with iopofosine was 2,185, 90% were refractory to either a BTKi (18/36 50%) or anti-CD20 therapy (18/41 40%), with 26.7% multiclass refractory, and 80% of patients were previously treated with a BTKi therapy. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER WaM study met its primary endpoint with a major response rate (MRR) of 61% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 75.6%, and 100% of patients experienced disease control. Responses were durable, with median duration of response not reached with 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

Phase 2a Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Patients in the r/r WM cohort all received TBD of ≥ 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Current data from our Phase 2a CLOVER-1 clinical study show a 100% ORR in six WM patients and an 83.3% major response rate with one patient achieving a complete response (CR), which reached 39 months post-last treatment. While median treatment free survival (TFS), also known as treatment free remission (TFR), and DOR have not been reached, the average treatment TFS/TFR is currently at 330 days. We believe this may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date. Based on study results, patients continue to tolerate iopofosine well, with the most common adverse events being cytopenias and fatigue.

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

In December 2021, we presented data from 11 MM patients from our Phase 2 CLOVER-1 study in a poster at the American Society of Hematology (ASH) Annual Meeting and Exposition. The MM patients were at least triple class refractory (defined as refractory to an immunomodulatory agent, proteasome inhibitor and monoclonal antibody) with data current as of May 2021. Patients had a median of greater than 7 prior therapies with 50% classified as high risk. Initial results in these patients showed an ORR of 45.5%, a CBR of 72.7%, and a disease control rate (DCR) of 100%. Median PFS was 3.4 months. In a subset of five quad/penta drug refractory patients, efficacy increased, demonstrating an ORR of 80% and CBR of 100% in this highly treatment refractory group. The most commonly observed treatment emergent adverse events were cytopenias that included Grade 3 or 4 thrombocytopenia (62.5%), anemia (62.5%), neutropenia (62.5%) and decreased white blood cell count (50%). Treatment emergent adverse events were mostly limited to bone marrow suppression in line with prior observations. No patients experienced treatment emergent adverse events of neuropathy, arrhythmia, cardiovascular event, bleeding, ocular toxicities, renal function, alterations in liver enzymes, or infusion-site reactions or adverse events. We continue to enrich the r/r MM patient cohort with patients that are even more refractory, specifically enrolling patients that are quad-class refractory (triple class plus refractory to any of the recent approved product classes) and have relapsed post-BCMA immunotherapy. We reported in the Blood Cancer Journal in August 2022 that we observed iopofosine had a 50% ORR in patients receiving >60mCi total administered dose (3/6 patients).

Phase 2a: Patients with r/r non-Hodgkin’s Lymphoma Cohort

In February 2020, we announced positive data from our Phase 2a CLOVER-1 study in patients with NHL patients were treated with three different doses (<50mCi, ~50mCi and >60mCi TBD. Patients in the r/r NHL cohort received TBD of either ≥ 60 mCi or < 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Patients with r/r NHL who received <60mCi TBD and the >60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with the majority of patients being refractory to rituximab and/or ibrutinib. The patients had a median age of 70 with a range of 51 to 86. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. We observed a 30% ORR in patients with DLBCL, with one patient achieving a CR, which continues at nearly 24 months post-treatment. The ORR for CLL/SLL and MZL patients was 33%.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant of $12,000,000 from the NCI and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining iopofosine and external beam radiation treatment (EBRT) with recurrent HNC in the fourth quarter of 2019. UWCCC has completed the part A portion of a safety and tolerability study of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory HNC. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with HNC typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 - 3 Gy daily doses over a six-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the study was to assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients. This portion of the study has fully enrolled, and data were reported at the ASTRO 2024 conference on March 2, 2024. Complete remission was achieved in 64% of patients, with an ORR of 73% (n=11). Prior to treatment with iopofosine I 131, six patients had multiple recurrences, and one had metastatic disease, both of which are indicative of poor outcomes. Additionally, in the study we observed durability of tumor control with an overall survival of 67% and progression free survival of 42% at 12 months. Eleven patients (92%) experienced a treatment-related adverse event. Treatment-related adverse events of grade 3 or higher occurring in 20% or more patients were thrombocytopenia (75%), lymphopenia (75%), leukopenia (75%), neutropenia (67%), and anemia (42%). Observed adverse events were consistent with the known toxicity profile of iopofosine I 131, with cytopenias being the most common. All patients recovered. We believe that these data support the notion of enhanced patient outcomes when combining the use of iopofosine I 131 in combination with external beam radiation for a treatment of solid tumors.

Preclinical Pipeline

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by our lead product candidates: iopofosine, CLR 121225, and CLR 121125, as discussed above. Additional pipeline product candidates, listed below, may also result in improvements to the current standard of care (SOC) for the treatment of a broad range of human cancers:

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

In parallel to advancing the clinical development of our lead PDCs in both adult and pediatric orphan indications, we remain focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized anti-cancer agent payloads. The objective is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. Other than CLR 12120, all are from non-radiotherapeutic treatment modalities, i.e. small-molecule, peptide, or oligonucleotide cancer-targeting chemotherapeutics in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

Malignant tumor targeting, including targeting of cancer stem cells, has been demonstrated in vivo in animal models as well as in clinical studies. Mice without intact immune systems and inoculated with Panc-1 (pancreatic carcinoma) cells, were injected with CLR 1502, 24 or 96 hours prior to imaging. In vivo optical imaging showed pronounced accumulation of CLR 1502 (a fluorescent-labeled PDC) in tumors versus non-target organs and tissues. Similarly, positron emission tomography (PET) imaging of tumor-bearing animals (colon, glioma, triple negative breast, and pancreatic tumor xenograft models) administered the imaging agent CLR 124 clearly shows selective uptake and retention by both primary tumors and metastases, including cancer stem cells. PET/CT analysis following co-injection of iopofosine (for therapy) and CLR 124 (for imaging) revealed time-dependent tumor responses and disappearance over nine days in a cancer xenograft model. We believe that the capability of our technology to target and be selectively retained by cancer stem cells in vivo was demonstrated by treating glioma stem cell-derived orthotopic tumor-bearing mice with another fluorescent-labeled PDC (CLR 1501), and then removing the tumor and isolating cancer stem cells, which continued to display CLR 1501 labeling even after three weeks in cell culture.

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

Products in Development

Iopofosine

Iopofosine is a radioconjugate, composed of our proprietary PLE, 18-(p-[I-131]iodophenyl) octadacyl phosphocholine, acting as a cancer-targeting delivery and retention vehicle, covalently labeled with iodine-131, a cytotoxic (cell-killing) radioisotope with a half-life of eight days that is already in common use to treat thyroid, pediatric tumors and other cancer types including NHL. Iopofosine binds to the cell surface and is delivered into the cytoplasm of the cancer cell. It is this “intracellular radiation” mechanism of cancer cell killing, coupled with delivery to a wide range of malignant tumor types that we believe provides iopofosine with anti-cancer activity and a unique product profile. Selective uptake and retention have been observed in cancer stem cells compared with normal cells, offering the prospect of longer lasting anti-cancer activity.

CLR 121225

CLR 121225 is our lead alpha emitting, actinium-225, based radioconjugate program. The compound has demonstrated activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 has been shown to be well tolerated in these models with the animals showing no adverse events at the highest doses tested. It was shown that the compound has excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed the compound’s proportional dose response with a single dose providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. We are currently preparing to initiate a Phase 1 imaging and dose escalation safety study in the first half of 2025.

CLR 121125

CLR 121125 is our lead Auger-emitting radioconjugate program. The compound utilizes iodine-125 and has demonstrated excellent tolerability with no toxicities in animal models. Additionally, CLR 121125 has been shown to have good activity in multiple solid tumor models and especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. This means to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. CLR 121125 achieves this due to our novel phospholipid ether drug conjugate platform. CLR 121125 is currently projected to be the subject of a Phase 1b dose finding study in the first half of 2025.

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for decades. The goals of targeted cancer therapy - selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys - remain goals of new therapies as well. We believe our targeted delivery technology has the potential to achieve these goals. Iopofosine has been shown in animal models and various clinical studies to reliably, and near-universally, accumulate in cancer cells including cancer stem cells. This strategy has allowed us to take a multi-indication approach in the development and potential commercialization of iopofosine. To date, we have focused on rare cancers with significant unmet need including WM, MM, sarcomas, and HGG, among others.

Market Overview

Our target market is broad and represents the market for the treatment of cancer. The American Cancer Society estimates 1 in 3 people will develop cancer in their lifetime. Approximately 2.04 million new cancer cases will be diagnosed in the U.S. in 2025 and approximately 618,120 cancer deaths in the U.S. The global market for cancer drugs reached $231 billion in annual sales (2024), and with a compound annual growth rate (CAGR) of 12.6% could reach $532 billion by 2031, according to a report dated October 2024 by Coherent Market Insights. This growth will be driven by regulatory approvals, fierce competition, and an aging population (Global Data Research Group 2023), and an increased adoption of cell and gene therapies, antibody-drug conjugates, multispecific antibodies, and radioligand therapies.

Waldenstrom’s Macroglobulinemia

WM is a rare and incurable disease defined by specific genotypic subtypes that define patient responses and long-term outcomes. The U.S. annual incidence is 1,500 - 1,900 with prevalence of approximately 26,000 and 110,000 patients globally. WM is a lymphoma, or cancer of the lymphatic system. The disease occurs in a type of white blood cell called a B-lymphocyte or B-cell, which normally matures into a plasma cell that plays an important part in the body’s immune system by manufacturing immunoglobulins

(antibodies) to help the body fight infection. In WM, there is a malignant change to the B-cell in the late stages of maturing, and it continues to proliferate into a clone of identical cells, primarily in the bone marrow but also in the lymph nodes and other tissues and organs of the lymphatic system. These clonal cells overproduce an antibody of a specific class called IgM.

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

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma (MM) is the third most common hematologic cancer with a U.S. incidence rate of 36,110 and a relapse or refractory patient population of 43,727. In 2024, Global Data estimated MM global market to be over $24B in 2024 and is forecasted to increase to nearly $29B in 2032. The increase in drug sales over this period will be mainly driven by the increasing incidence of MM with the U.S. market remaining the largest potential market. It is believed the largest growth will occur in patients receiving at least three lines of treatment because of the expanding elderly population, increases in treatment population and increasing rates of survival from earlier lines of treatment. According to data obtained from Decision Resources Group, over 40% of patients in later lines of therapy, while eligible, refuse treatment because of higher treatment failure, severity of adverse events and difficulty of treatment dosing regimen.

Based on the iopofosine Phase 1 and Phase 2 product profile we observed in fifth-line patients to date, we believe iopofosine may address the unmet medical need in the heavily pre-treated patient population described above.

B-Cell Non-Hodgkin’s Lymphoma

B-cell Non-Hodgkin’s Lymphoma (BCNHL) represents cancers of the lymphatic system. BCNHL may be indolent or aggressive and circulate in the blood or form tumors in lymph nodes. According to the American Cancer Society, the estimated 2025 US incidence of BCNHL was 80,350 cases. Nine types of B-cell lymphomas include CLL, SLL, MCL, MZL, and the most common lymphoma, DLBCL. According to a report dated June 2019 by Global Data Research Group, the BCNHL market was valued at $8.3 billion for 2025, with a forecasted increase to $11.7 billion in 2032 at a CAGR of 4.9%.

We believe there is a significant unmet medical need in B-cell lymphoma as a result of continued high mortality and poor response rates in second and third- line treatments compounded by the limited durability of responses.

Based on the iopofosine Phase 2 product profile we observed in DLBCL patients to date treated with a single dose, we believe iopofosine may address the unmet medical need in the patient population described above as well.

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

Although treatment rates have improved within the clinical paradigm, half of children with neuroblastoma still relapse or fail to respond to upfront therapy. Survival for those with high-risk relapsed or refractory neuroblastoma currently reports as a four-year overall survival rate of 20%.

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

Sarcomas

Sarcomas represent a heterogeneous disease group. Sarcomas grow in connective tissue, or cells that connect or support other kinds of tissue in the body. These tumors are most common in the bones, muscles, tendons, cartilage, nerves, and blood vessels. Sarcomas represent 15% of all pediatric tumors and 21% of pediatric solid tumors. The American Cancer Society estimates that there will be 3,770 cases diagnosed in 2025. The median age at diagnosis is 16, and the median age of death is 18.

We are focused on 3 subsets of sarcomas:

●	Osteosarcoma: the tumor develops in growing bone tissues, accounts for 28% of all bone sarcomas and is the most common pediatric sarcoma (56%).
●	Ewing’s sarcoma: the tumor develops in immature tissues in bone marrow.
●	Rhabdomyosarcoma: the tumors develop in the muscles – predominately skeletal muscle.

Based on information from Datamonitor Healthcare, the global value of the pediatric sarcoma market is expected to be $1.094 billion in 2025. This growth is expected to be driven by the high rate of recurrence in pediatrics, increased incidence in select markets and new targeted therapies coming to the market.

Manufacturing

The Company has built a collaborative outsourcing model for supply of all its drug candidates and the key components. This model allows the Company to source each isotope and finished product through a decentralized and distributed network of contract manufacturers. As it relates to CLR 121225, it was announced in late 2024 that the one of the sources for actinium would be Northstar Medical Radioisotopes. The Company continues to collaborate with other sources and expects to announce additional supply agreements in 2025. The finished PRCs are currently supplied by either Atomvie or SpectronRx. Both organizations specialize in radiopharmaceutical production and can supply multiple different finished, ready-to-use radiotherapeutics simultaneously. Similar to the source of the isotopes, the Company expects to identify additional manufacturers of its PRCs as they advance through the clinic.

Iopofosine drug product is made via a five-step synthetic process. The release specifications for the drug product have been established and validated. Through process improvements, we have been able to achieve longer expiry dating for the compound extending finished product shelf-life to further facilitate ex-U.S. distribution from North America. We have successfully executed large scale production of iopofosine drug substance via a contract manufacturing organization that has been inspected and approved by the FDA and the EMA. We have also observed 60-month stability for iopofosine drug substance in desiccated and refrigerated forms at small scale and are replicating this at large scale.

AtomVie (formerly known as The Centre for Probe Development and Commercialization (CPDC)), a validated Current Good Manufacturing Practices (cGMPs) manufacturing organization specializing in radiopharmaceuticals, is our primary source of iopofosine drug product supply.

Sales and Marketing

According to Fortune Business Insights, the solid tumors market size reached a value of $170.3 billion in 2023, and the market is expected to reach $375.4 billion by 2034, exhibiting a growth rate (CAGR) of 7.45% during 2024-2034. North America represents 44% of the global market with the Asia Pacific region expected to grow most rapidly during this period.

Pancreatic cancer is one of the leading causes of cancer death globally with the treatment market size valued at $2.86 billion in 2023. The market is projected to grow from $3.30 billion in 2024 to $10.69 billion by 2032, exhibiting a CAGR of 15.8%. The U.S. pancreatic cancer treatment market size is projected to grow significantly and will represent nearly 50% of the global market. According to the American Cancer Society, in the United States, pancreatic cancer is expected to affect 67,440 people in 2025, with 51,980 deaths. According to the Pancreatic Cancer Action Network, the 5-year relative survival rate for pancreatic cancer is 13%. Pancreatic cancer affects men and women nearly equally.

Triple-negative breast cancer (TNBC) is an aggressive type of invasive breast cancer. TNBC differs from other types of invasive breast cancer in that it tends to grow and spread faster, has fewer treatment options, and tends to have a worse prognosis. The term triple-negative breast cancer refers to the fact that the cancer cells don’t have estrogen or progesterone receptors (ER or PR) and also don’t produce any or much of the protein called HER2. According to DelveInsight, TNBC represents 15-20% of all breast cancers and occurs most frequently in women under the age of 40. According to Fact.MR the global TNBC treatment market size is estimated at $670.5 million in 2024 and will thereafter increase at a CAGR of 4.6%, to reach $1.04 billion by the end of 2034. According to Global Data Research Group it is estimated that in 2025 there will be approximately 29,644 newly diagnosed cases of TNBC in the US. The 5-year relative survival rate is 77% across all stages of the disease.

The US WM market represents approximately $2.1 billion and is a very concentrated market, with 15 states harboring 80% of the WM cases. We are currently exploring options for the WM opportunity outside of the US market, which will seek to establish an arrangement with one or more biotechnology or pharmaceutical companies having strong product development and commercialization expertise and distribution infrastructure in Europe and parts of global markets.

Potential Commercial Competition to Our Current and Future Clinical-Stage Compounds

Currently, many classes of approved products with various mechanisms of action exist, including immune-modulating agents, proteasome inhibitors, histone deacetylase inhibitors, monoclonal antibodies, corticosteroids, and traditional chemotherapeutics for the treatment of liquid and solid tumors. There also remain a significant number of compounds being researched and developed for the treatment of cancer. We are focused on the product development and commercialization of adult and pediatric orphan-designated indications with unmet clinical need, and believe that our core PDC technology provides a uniquely advantageous approach to cancer therapy utilizing the beta-, alpha- and Auger-emitting capabilities of iopofosine, CLR 121225, and CLR 121125, respectively.

Intellectual Property

Our core technology platform is based on research conducted at the University of Michigan in 1994, where phospholipid ether analogs were initially designed, synthesized, radiolabeled, and evaluated. This research was transferred to the University of Wisconsin-Madison between 1998 and the subsequent founding of Cellectar in 2000 to further develop and commercialize the technology. We obtained exclusive rights to the related technology patents owned by University of Michigan in 2003 and continued development of the PDC platform while obtaining ownership of numerous additional patents and patent applications (with various expiry until 2034 without extensions). We have established a broad U.S. and international intellectual property rights portfolio around our proprietary cancer-targeting PLE technology platform including our PDC Programs.

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

We have taken a broad approach to creating market exclusivity for iopofosine both within the U.S., and globally, including all major markets. This approach includes numerous patents, patent applications and regulatory filings to provide maximum market exclusivity. Our patent portfolio for iopofosine includes all the typical filings as well as unique methods of use, methods of synthesis, use in combinations, use to treat cancer stem cells, novel formulations, etc. In addition to our patents, we were granted ODD for iopofosine by the FDA for the treatment of MM in December 2014 and for WM in January 2020. Furthermore, we received ODD from the European Union for MM in September 2019, and for WM in January 2021. Our patents have a variety of expected expiration dates with some potentially being extended on a country-by-country basis. In 2018, the FDA granted ODD and a RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma.

We expect to continue to file patent applications and acquire licenses to other patents covering methods of use, composition of matter, formulation, method of synthesis and other patentable claims related to iopofosine, CLR 121125, CLR 121225, and new PDCs. These patent applications will be filed in key commercial markets worldwide.

In addition to the above noted patents/applications directed to iopofosine, CLR 121125, CLR 121225, and our PDC pipeline portfolio, we own other patents/applications directed to different forms of phospholipid ethers, methods of use and methods of manufacturing of phospholipid ethers.

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

In July 2021, we entered into a co-development and commercialization collaboration with LegoChem Bio, a clinical stage biotechnology company to utilize their proprietary drug conjugate linker-toxin platform to further enhance our portfolio of next generation PDC therapeutics.

Research and Development

Our primary activity to date has been research and development. Clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit costs. Our research and development expenses were approximately $26,136,000 and $27,266,000 for 2024 and 2023, respectively.

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

Submission of IND

An IND must be submitted to the FDA and become effective before human studies may commence. An IND is an exemption from the FDCA that allows an unapproved new drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. In support of the IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or resume. An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB can suspend or terminate approval of a clinical trial.

Clinical Studies

Clinical study programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease. Phase 1 studies are conducted to determine the metabolic and pharmacological action of the product candidate in humans and the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. During Phase 1, sufficient information about the drug’s safety and tolerability, pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. In Phase 2, controlled clinical studies are generally conducted in larger groups of patients having the target disease or condition to determine the common short-term side effects and risks associated with the drug, and to obtain preliminary data on the safety and effectiveness of the product candidate and optimal dosing. This phase also helps further determine the safety profile of the product candidate. In Phase 3, large-scale clinical studies are generally conducted in patients having the target disease or condition to provide sufficient data of effectiveness and safety of the product candidate that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling, as required by U.S. regulatory agencies.

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

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA and must be registered with the FDA. The application generally will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process and determines that the facility complies with cGMP requirements. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease or condition to be treated by the drug, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity.

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

Each NDA submitted for FDA approval is usually reviewed for administrative completeness to permit a substantive review within 60 days following receipt of the application. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with that additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has established performance goals for the review of NDAs- six months from the filing date for applications subject to priority review and ten months from the filing date for applications subject to standard review. However, the FDA is not legally required to complete its review within these periods, and these performance goals may change over time.

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

Based on the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA intends to review such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post NDA Regulation

Significant and pervasive continuing legal and regulatory requirements also apply after FDA approval to market under an NDA. These include, among other things, requirements related to adverse events and other reporting, product advertising and promotion, and ongoing adherence to cGMP requirements, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product labeling, or manufacturing process. The FDA also enforces the requirements of the Prescription Drug Marketing Act and its implementing regulations which, among other things, impose various requirements in connection with the distribution of product samples to physicians. The FDA also enforces the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level, sets minimum standards for the regulation of drug distributors by the states, and imposes requirements to track and trace drug products, ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before implementation. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Employees and Human Capital

As of December 31, 2024, we had eleven employees, all of whom were full-time. Of these eleven employees, six employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Available Information

We file with, or furnish to, the SEC reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge on our corporate website (www.cellectar.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:

●	We will require additional capital in order to continue our operations and may have difficulty raising additional capital.
●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
●	We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators may impede our ability to gain FDA approval and delay or impair commercialization of any products.
●	We cannot assure the successful development and commercialization of our compounds in development.
●	Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.
●	Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.
●	The FDA has granted rare pediatric disease designation, RPDD, to iopofosine for treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma; however, we may not be able to realize any value from such designation.

●	Clinical studies involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
●	We may be required to suspend or discontinue clinical studies because of unexpected side effects or other safety risks that could preclude approval of our product candidates.
●	Controls we or our third-party collaborators have in place to ensure compliance with all applicable laws and regulations may not be effective.
●	We are exposed to product, clinical and preclinical liability risks that could create a substantial financial burden should we be sued.
●	We expect to rely on our patents as well as specialized regulatory designations such as orphan drug classification for our product candidates, but regulatory drug designations may not confer marketing exclusivity or other expected commercial benefits.
●	We may face litigation from third parties claiming our products infringe on their intellectual property rights, particularly because there is often substantial uncertainty about the validity and breadth of medical patents.
●	If we are unable to adequately protect or enforce our rights to intellectual property or to secure rights to third-party patents, we may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect our intellectual property rights.
●	We rely on a small number of key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their current or former employers.
●	Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations may be increased.
●	If any of our third-party contractors fail to perform their responsibilities to comply with FDA rules and regulations, the marketing and sales of our products could be delayed and we may be subject to enforcement action, which could decrease our revenues.
●	Unforeseen safety issues could emerge with our products, once approved, that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	The market for our proposed products is rapidly changing and competitive, and new therapeutics, drugs and treatments that may be developed by others could impair our ability to develop our business or become competitive.
●	As a result of continued changes in marketing, sales and distribution, we may be unsuccessful in our efforts to sell our proposed products, develop a direct sales organization, or enter into relationships with third parties.

●	If we are unable to convince physicians of the benefits of our intended products, we may incur delays or additional expense in our attempt to establish market acceptance.
●	If our products are unable to obtain adequate reimbursement from third-party payors, or if additional healthcare reform measures are adopted, it could hinder or prevent the commercial success of our product candidates.
●	Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.
●	Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.
●	Our common stock price could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.
●	Provisions of our certificate of incorporation, by-laws, and Delaware law may make an acquisition of us or a change in our management more difficult.

Risks Related to Capital and Our Operations

We will require additional capital in order to continue our operations and may have difficulty raising additional capital.

We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2024, our consolidated cash balance was approximately $23.3 million. We believe our cash balance as of December 31, 2024, is adequate to fund our basic budgeted operations into the fourth quarter of 2025.

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

Our capital requirements and our ability to meet them depend on many factors, including:

●	the number of potential products and technologies in development;
●	continued progress and cost of our research and development programs;
●	progress with preclinical studies and clinical studies;
●	the time and costs involved in obtaining regulatory clearance;
●	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
●	costs of developing sales, marketing and distribution channels and our ability to sell our drugs;
●	costs involved in establishing manufacturing capabilities for clinical study and commercial quantities of our drugs;

●	competing technological and market developments;
●	claims or enforcement actions with respect to our products or operations;
●	market acceptance of our products;
●	costs for recruiting and retaining management, employees and consultants;
●	our ability to manage computer system failures or security breaches;
●	costs for educating physicians regarding the application and use of our products;
●	whether we are able to maintain our listing on a national exchange;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability; and
●	the condition of capital markets and the economy generally, both in the U.S. and globally.

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

Risks Related to Manufacturing and Supply

We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators may impede our ability to gain FDA approval and delay or impair commercialization of any products.

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

We have engaged AtomVie and SpectronRx as sources to supply drug product for our ongoing research and clinical studies.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, the EMA, national competent authorities in the EU and UK and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against the company, any of which could adversely affect our business.

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

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. We leverage our PDC platform to specifically target cancer cells. The PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting agents. The PDC platform features include the capacity to link with almost any molecule, the delivery of a significant increase in targeted oncologic payload, and the ability to target nearly all tumor cells. As a result, we believe that we can generate PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while reducing adverse events by minimizing drug delivery to healthy cells, and increase delivery to cancerous cells and cancer stem cells.

Our proposed products and their potential applications are in clinical and manufacturing/process development and face a variety of risks and uncertainties inherent in the development of pharmaceutical products, including the following:

●	The inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates;
●	Future clinical study results may show that our cancer-targeting and delivery technologies are not well-tolerated by patients at their effective doses or are not efficacious. In future clinical trials, we or our partners may discover additional side effects and/or a higher frequency of side effects than those observed in previously completed clinical trials.
●	Future clinical study results may be inconsistent with testing results obtained to-date. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials.
●	A clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate.
●	Even if our cancer-targeting and delivery technologies are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities at reasonable prices or at all.
●	Our ability to complete the development and commercialization of our cancer-targeting and delivery technologies for their intended use is substantially dependent upon our ability to raise sufficient capital or to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, clinical trial patient enrollment in, and the manufacturing, marketing and distribution of, our products.
●	Even if our cancer-targeting and delivery technologies are successfully developed, approved by all necessary regulatory authorities, and commercially produced, there is no guarantee that there will be market acceptance of our products.
●	Our competitors may develop therapeutics or other treatments that are superior or less costly than our own with the result that our product candidates, even if they are successfully developed, manufactured and approved, may not generate sufficient revenues to offset the development and manufacturing costs of our product candidates.

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

We cannot predict whether regulatory clearance or approval will be obtained for any product that we hope to develop. Of particular significance to us are the requirements relating to research and development and testing. The activities associated with the research, development and commercialization of iopofosine, CLR 121225, CLR 121125, and other future candidates in our pipeline must undergo extensive clinical trials, which can take many years and require substantial expenditures, subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. The process of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive, and lengthy, if approval is obtained at all.

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

To be commercially viable, we must successfully research, develop, manufacture, introduce, and obtain the required regulatory approval described above for, our product candidates, in order to market and distribute our product candidates. This includes meeting a number of critical developmental milestones, including:

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

Furthermore, due to recent communications with the FDA regarding a confirmatory study to support accelerated approval and the regulatory submission for iopofosine, the Company is, in addition to determining the availability of funding for such a study, pursuing strategic options for the further development and commercialization of this product candidate.

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

Furthermore, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

Our clinical studies may not demonstrate sufficient levels of efficacy necessary to obtain the requisite regulatory approvals for our drugs, and our proposed drugs may not be approved for marketing.

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations may be increased.

Any product for which we have obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our product candidates, when and if approved, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

We must continue to satisfy Nasdaq continued listing requirements, including, among other things, certain corporate governance requirements and a minimum closing bid price requirement of $1.00 per share. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

On January 30, 2025, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to the minimum closing bid price requirement. The Nasdaq deficiency letter had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until July 29, 2025, to regain compliance with the minimum closing bid price requirement by causing our stock to close above $1.00 for a minimum of 10 consecutive trading days. If we do not regain compliance with the minimum closing bid price requirement by July 29, 2025, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period.

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

Our stock price has experienced, and may continue to experience, price fluctuations.

Our stock price has been and continues to be highly volatile. There can be no assurance that the market price for our common stock will remain at its current level, and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

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

General Risk Factors

Conflicts, military actions, terrorist attacks, natural disasters. public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability could adversely affect our business.

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

Our business may be adversely affected by political instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease and the significant military action against Ukraine by Russia. Such events may affect our business by increasing prices for resources required in our research and development activities or limiting our access to patients for our clinical trials which may delay our progress on one or more of our clinical or preclinical drug product candidates.

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

Item 2.     Properties.

We lease administrative office space in Florham Park, New Jersey and Middleton, Wisconsin. On December 30, 2022, we entered into an Amended Agreement of Lease (the “Amended Lease”), with Campus 100 LLC for the Florham Park space. The space in New Jersey consists of approximately 4,000 square feet and is rented for approximately $12,100 per month under an agreement that expires on April 30, 2029, subject to one additional five-year extension. The space in Wisconsin consists of approximately 300 square feet and is rented for approximately $3,400 per month under an ongoing agreement.

Item 3.     Legal Proceedings.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol CLRB.

On March 4, 2025 there were 100 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

We are primarily focused on the development of our radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. The three lead programs are: iopofosine I 131 (iopofosine), a beta-emitting iodine-131 based program which has been studied extensively, as described below; CLR 121225, an actinium-225 based program; and CLR 121125, an iodine-125 Auger-emitting program, both prepared to enter clinical trials in 2025.

●	Iopofosine, the beta-emitting PRC, utilizes iodine-131 and was studied in our CLOVER-WaM Phase 2 pivotal study of iopofosine in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM), and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 Investigator-initiated study conducted by the University of Wisconsin Madison of iopofosine I 131 in combination with external beam radiation in patients with recurrent head and neck cancer has also completed. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial resulting from medical problems that may not be related to clinical trial treatments.
●	CLR 121225, the alpha-emitting, actinium-225 based PRC has demonstrated activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 has been shown to be well tolerated in these models with the animals showing no adverse events at the highest doses tested. It was also shown that the compound has excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, the compound demonstrated a proportional dose response with a single dose providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. We are currently prepared to initiate a Phase 1 imaging and dose escalation safety study in the first half of 2025.

●	CLR 121125, the Auger-emitting PRC, utilizes iodine-125 and has demonstrated excellent tolerability with no toxicities in animal models. Additionally, CLR 121125 has been shown to have good activity in multiple solid tumor models, especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. This means that to cause the necessary breakage of the tumor cell DNA, the isotope most get inside the cell and near the cell nucleus to be effective. CLR 121125 achieves this due to our novel phospholipid ether drug conjugate platform. CLR 121125 is currently projected to be the subject of a Phase 1b dose finding study in the first half of 2025.

Results of Operations

Research and development. Research and development expenses consist of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, cost of manufacturing materials and contract manufacturing fees paid to contract manufacturers and contract research organizations, and fees paid to medical institutions for clinical studies. We analyze our research and development expenses based on four categories as follows: clinical project costs, preclinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs, and related overhead costs.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, and administrative functions. Other costs include insurance, costs for public company activities, investor relations, directors’ fees, and professional fees for legal and accounting services.

Other income (expense), net. Other income (expense), net, consists primarily of the impacts related to issuing and revaluing equity securities, and interest income.

Twelve Months Ended December 31, 2024 and 2023

Research and Development. Research and development expenses for the year ended December 31, 2024, were approximately $26,136,000, compared to approximately $27,266,000 for the year ended December 31, 2023.

The following table provides a summary of research and development costs by category for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023	Variance
Clinical project costs	$10,462,000	$15,132,000	$(4,670,000)
Manufacturing and related costs	10,582,000	9,341,000	1,241,000
Pre-clinical project costs	228,000	483,000	(255,000)
General research and development costs	4,864,000	2,310,000	2,554,000
	$26,136,000	$27,266,000	$(1,130,000)

The overall decrease in research and development expenses of approximately $1,130,000, or 4%, was primarily a result of a reduction in clinical project costs of approximately $4,670,000, resulting from site management costs declining and the timing of patient enrollment related to the WM arm of the CLOVER-WaM study, partially offset by an increase in manufacturing and related costs related to greater production sourcing necessary to further develop commercial production capabilities of approximately $1,241,000 and an increase in general research and development costs related to an increase in personnel of approximately $2,554,000.

General and administrative. General and administrative expenses for the year ended December 31, 2024, were approximately $25,641,000, compared to approximately $11,694,000 in 2023. The increase of $13,947,000, or 119% in general and administrative costs was primarily driven by investing in the development of information and infrastructure to support product commercialization, including the related market preparation and personnel costs.

Other income (expense), net. Other income (expense), net, for the year ended December 31, 2024, was approximately $7,262,000 of income, as compared to approximately $3,870,000 of expense for the year ended December 31, 2023. A significant portion of this non-cash impact comes from changes in the valuation of the Company’s outstanding warrants. Warrant valuation consists of several aspects, but the most significant driver is the price of the Company’s common stock at the end of each reporting period. Interest income improved to approximately $1,211,000 in 2024, compared to approximately $387,000 in 2023. The Company’s improved return on cash equivalents is a product of higher average cash balances and a higher average interest rates.

Liquidity and Capital Resources

Year ended December 31, 2024, Compared to Year Ended December 31, 2023

As of December 31, 2024, we had cash and cash equivalents of $23.3 million, compared to $9.6 million as of December 31, 2023, an increase of $13.7 million. Net cash proceeds from the issuance of common stock, preferred stock and warrants during 2024 were approximately $61.4 million. The cash used in operating activities during the twelve months ended December 31, 2024, was approximately $47.6 million.

Investing activities consist exclusively of fixed asset purchases, which declined in 2024 as compared to 2023 due to our having completed the establishment of redundancy in each aspect of our product manufacturing supply chain, ensuring product availability upon commercialization.

Net cash proceeds from financing activities was exclusively the exercise of warrants by investors during 2024 for approximately $61.4 million, as compared to approximately $22.9 million primarily for preferred stock issued in 2023.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of equity-based securities. As of December 31, 2024, we had an accumulated deficit of approximately $247.3 million.

Liquidity Outlook

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the year ended December 31, 2024, we generated a net loss of approximately $44.6 million and used approximately $47.6 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2024, our consolidated cash balance was approximately $23.3 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $14.9 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the fourth quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

Fair value measurements. We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in the principal, most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that a market participant would use in pricing an asset or liability. In conjunction with the financings conducted in July 2024, September 2023 and October 2022, we recorded the preferred stock and warrants separately based on their estimated fair values. Subsequent to issuance, to the extent that such securities are liability classified, they are marked to market, with the change in value reflected in the statement of operations at each reporting date. If management made different assumptions or judgments, material differences in measurements of fair value could occur.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Initial Accounting for the Warrant Exercise Inducement Transaction — Refer to “Note 6. Stockholders’ Equity” to the financial statements

Critical Audit Matter Description

On July 21, 2024, the Company, entered into a warrant exercise inducement (the “Inducement”) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock (the “Series E-4 preferred stock”) which were convertible to 6,739,919 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $2.52 per share, in exchange for the Company’s issuance of new warrants (the “Inducement Warrants”), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million. As included in Note 6 to the financial statements, the Inducement Warrants were comprised of three separate tranches, each with a unique exercise price contractual term.

Due to a cash settlement feature included in the Inducement Warrants that requires cash settlement in the event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify under the equity classification guidance. As a result, and in accordance with the guidance in ASC 815, the Inducement Warrants issued in July 2024 were deemed to be liabilities and are adjusted to fair value each reporting period.

We identified the assessment of the initial accounting for the warrant exercise inducement transaction as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification and valuation of the Inducement Warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s classification, as well as the valuation of the Inducement Warrants.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification and valuation of the Inducement Warrants included the following, among others:

●	We read the agreements associated with the Inducement Warrants and tested the accuracy and completeness of the significant terms identified by management for the purpose of determining the appropriate accounting treatment and classification of the Inducement Warrants.
●	With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Inducement Warrants.
●	With the assistance of our fair value specialists, we evaluated management’s valuation of the Inducement Warrants by:
o	Evaluating management’s use of the Monte Carlo simulation methodology
o	Testing the significant valuation assumptions, including the expected volatility, the risk-free interest rate, expected life and dividend yield
o	Independently calculating a fair value estimate for the Inducement Warrants and comparing our estimates to management’s estimates

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 12, 2025

We have served as the Company’s auditor since 2024.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,288,607	$9,564,988
Prepaid expenses and other current assets	961,665	888,225
Total current assets	24,250,272	10,453,213
Property, plant & equipment, net	757,121	1,090,304
Operating lease right-of-use asset	436,874	502,283
Other long-term assets	29,780	29,780
TOTAL ASSETS	$25,474,047	$12,075,580

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,585,340	$9,178,645
Warrant liability	1,718,000	16,120,898
Lease liability, current	84,417	58,979
Total current liabilities	9,387,757	25,358,522
Lease liability, net of current portion	409,586	494,003
TOTAL LIABILITIES	9,797,343	25,852,525
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock, 111.11 shares authorized; 111.11 shares issued and outstanding as of December 31, 2024 and 2023	1,382,023	1,382,023
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series E-2 preferred stock, 1,225.00 shares authorized; 35.60 and 319.76 shares issued and outstanding as of December 31, 2024 and 2023, respectively	520,778	4,677,632
Common stock, $0.00001 par value; 170,000,000 shares authorized; 46,079,875 and 20,744,110 shares issued and outstanding as of December 31, 2024 and 2023, respectively	461	207
Additional paid-in capital	261,115,905	182,924,210
Accumulated deficit	(247,342,463)	(202,761,017)
Total stockholders’ (deficit) equity	14,294,681	(15,158,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$25,474,047	$12,075,580

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023

OPERATING EXPENSES:
Research and development	$26,136,246	$27,266,276
General and administrative	25,641,452	11,694,367
Total operating expenses	51,777,698	38,960,643

LOSS FROM OPERATIONS	(51,777,698)	(38,960,643)

OTHER INCOME (EXPENSE):
Warrant issuance expense	(7,743,284)	(470,000)
Gain (loss) on valuation of warrants	13,794,683	(3,787,114)
Interest income	1,210,853	387,147
Total other income (expense), net	7,262,252	(3,869,967)
LOSS BEFORE INCOME TAXES	(44,515,446)	(42,830,610)

INCOME TAX PROVISION (BENEFIT)	66,000	(60,000)

NET LOSS	$(44,581,446)	$(42,770,610)
NET LOSS PER SHARE — BASIC	$(1.22)	$(3.50)
NET LOSS PER SHARE — DILUTED	$(1.40)	$(3.50)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	36,622,474	12,221,571
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	37,143,769	12,221,571

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series D Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	111.11	$1,382,023	—	—	9,385,272	$94	$168,143,557	$(159,990,407)	$8,153,244
Stock-based compensation	—	—	—	—	—	—	2,410,288	—	2,410,288
Exercise of warrants for common stock	—	—	—	—	1,197,622	12	2,467,210	—	2,467,222
Issuance of Series E-2 preferred stock, net of issuance costs	—	—	1,225.00	17,820,000	—	—	—	—	17,820,000
Conversion of preferred stock to common stock	—	—	(905.24)	(13,142,368)	9,947,684	99	13,142,269	—	—
Reclassification of pre-funded warrants to liability	—	—	—	—	—	—	(3,239,112)	—	(3,239,112)
Stock awards	—	—	—	—	213,532	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	(42,770,610)	(42,770,610)
Balance at December 31, 2023	111.11	1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	4,272,780	—	4,272,780
Exercise of pre-funded warrants into common shares	—	—	—	—	1,079,132	11	3,972,529	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(2,205.00)	(47,577,000)	13,846,141	139	47,576,861	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	2,298,138	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(284.00)	(4,156,854)	3,122,637	31	4,156,823	—	—
Issuance of E-4 preferred stock net of issuance costs	—	—	1,610.00	15,914,632	—	—	—	—	15,914,632
Conversion of Series E-4 preferred stock into common stock	—	—	(1,610.00)	(15,914,632)	6,739,919	68	15,914,564	—	—
Stock option exercise into common stock	—	—	—	—	767	—	—	—	—
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(44,581,446)	(44,581,446)
Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	46,079,875	$461	$261,115,905	$(247,342,463)	$14,294,681

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,581,446)	$(42,770,610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	291,653	192,375
Stock-based compensation	4,272,780	2,410,288
Loss on disposal of assets	145,726	—
Warrant issuance expense	7,743,284	470,000
Change in fair value of warrants	(13,794,683)	3,787,114
Change in operating lease right-of-use asset	65,409	58,051
Changes in:
Prepaid expenses and other assets	(73,440)	(173,548)
Accounts payable and accrued liabilities	(1,593,305)	3,700,202
Lease liability	(58,979)	(50,846)
Cash used in operating activities	(47,583,001)	(32,376,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(104,195)	(864,038)
Cash used in investing activities	(104,195)	(864,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of issuance costs	—	22,150,000
Proceeds from exercise of warrants	61,410,815	789,642
Cash provided by financing activities	61,410,815	22,939,642
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,723,619	(10,301,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,564,988	19,866,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,288,607	$9,564,988
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of preferred stock to common stock	$67,648,487	$13,242,368
Settlement of warrants to equity	$12,608,199	$3,239,112

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $247,342,000 as of December 31, 2024, and incurred a net loss of approximately $44,581,000 during the year ended December 31, 2024. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

To fund its research, development, and approval efforts, the Company has been heavily dependent on funding from private investors and public stockholders since its inception through the issuance of securities, such as common stock, convertible preferred stock, and warrants (collectively referred to as outside capital). The Company expects to remain heavily dependent on outside capital to fund the Company’s operations for the foreseeable future until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes additional outside capital will be secured as needed, no assurance can be provided that additional outside capital will be secured or secured on terms that are acceptable to the Company.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $14.9 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity the Company may be unable to fund its operations under normal course beyond the fourth quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and return of capital to stockholders, and/or filing for bankruptcy protection.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property, equipment and Right-of-Use (ROU) assets. The Company periodically, and at a minimum annually, evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company recorded disposal charges of approximately $146,000 and $0 during the years ended December 31, 2024 and 2023, respectively.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s net deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the consolidated financial statements as of December 31, 2024 and 2023.

Fair Value of Financial Instruments The guidance under FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Financial instruments in the accompanying consolidated financial statements consist of cash equivalents, prepaid expenses and other assets, accounts payable, accrued liabilities, warrant liabilities and long-term obligations. The carrying amount of cash equivalents, prepaid expenses, other current assets, accounts payable and accrued liabilities approximate their fair value as a result of their short-term nature. See Note 3.

Warrants — The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For equity-classified warrants, the fair value is not remeasured. For warrants that are liability-classified, changes in fair value, as well as the cost to issue the warrants, are included in Other Income (Expense) in the accompanying Consolidated Statements of Operations. If these instruments are initially classified as either liabilities or equity and a subsequent assessment determines that the classification has changed, the Company reflects that change in the financial statements.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2024 and 2023, is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2024 and 2023, uninsured cash balances totaled approximately $22,837,000 and $9,123,000, respectively.

Government Assistance — For the fiscal year beginning January 1, 2022, management adopted ASU 2021-10, Government Assistance (Topic 832), which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million in additional grant funding to expand the Company’s ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of the ongoing Phase 1 pediatric study.

During the twelve months ended December 31, 2024, the Company received approximately $602,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses. During the twelve months ended December 31, 2023, the Company received approximately $1,759,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses.

Recently Issued Accounting Pronouncements Not Yet Adopted — In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

The Company evaluates all ASUs issued by the FASB for consideration of their applicability to the financial statements. The Company has assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Recently Adopted Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. The Company adopted this ASU retrospectively. See Note 13.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments be made. The following table summarizes the conclusions reached as of December 31, 2024 and 2023 for financial instruments measured at fair value on a recurring basis.

	Balance	Level 1	Level 2	Level 3
December 31, 2024
Cash and cash equivalents	$23,288,607	$23,288,607	$—	$—
Total assets	$23,288,607	$23,288,607	$—	$—

Warrant liability	$1,718,000	$—	$—	$1,718,000
Total liabilities	$1,718,000	$—	$—	$1,718,000

December 31, 2023
Cash and cash equivalents	$9,564,988	$9,564,988	$—	$—
Total assets	$9,564,988	$9,564,988	$—	$—

Warrant liability	$16,120,898	$—	$2,989,207	$13,131,691
Total liabilities	$16,120,898	$—	$2,989,207	$13,131,691

July 2024 Warrants

As part of the July 2024 inducement financing the Company issued Tranche A, B, and C warrants (the Inducement Warrants) to purchase shares of common stock (see Note 2). The fair value of the Inducement Warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the Inducement Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock.

The Inducement Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $12,000,000 and $1,200,000 as of July 21, 2024, the date of issuance, and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on December 31, 2024, and July 21, 2024:

	December 31,	July 21,
	2024	2024
Volatility	80.6-104.0%	75.9-82.0%
Risk-free interest rate	3.50-4.20%	4.10-4.20%
Expected life (years)	0.5-4.8	0.7-5.0
Dividend	0%	0%

September 2023 Warrants

As part of the September 2023 financing the Company issued Tranche A and Tranche B warrants (the 2023 Warrants) to purchase shares of preferred stock which, on an as-converted basis, represented an aggregate of 21,025,641 shares of common stock. The fair value of the Tranche A and B warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the 2023 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock.

As previously described, all of the Tranche A warrants were exercised in January 2024. Additionally, in July 2024, the holders of the Tranche B warrants exercised all but 105.00 of the Tranche B warrants outstanding. As a result, those warrants were marked-to-market on July 21, 2024, the date of the exercise and subsequent settlement.

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $26,000 and $4,200,000 as of December 31, 2024 and December 31, 2023, respectively, which is included in the warrant liability caption on the accompanying balance sheets. They continue to be classified as a liability due to a cash settlement feature in the agreement.

The following table summarizes the modified option-pricing assumptions used on December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Volatility	105%	82.0-83.0%
Risk-free interest rate	4.2-4.3%	3.80-5.40%
Expected life (years)	0.8-4.2	0.3-4.7
Dividend	0%	0%

At the time the Tranche A warrants were exercised, their fair value, calculated as the difference between the common stock conversion rate in the Series E-3 preferred stock and the trading price of the stock when the warrants were exercised, was determined to be $4,800,000. At the time the Tranche B warrants were exercised, their fair value, calculated as the difference between the common stock conversion rate in the Series E-4 preferred stock, as adjusted by the inducement offering terms, and the trading price of the stock when the warrants were exercised, was determined to be $2,610,000. Due to the settlement of these warrants, the corresponding liability was reclassified to equity in accordance with ASC 815.

October 2022 Warrants

In October 2022 the Company issued a total of 5,151,098 common warrants that are immediately exercisable with a five-year life and a strike price of $1.96 for shares of common stock (the 2022 Common Warrants), and 1,875,941 pre-funded warrants (the 2022 Pre-Funded Warrants) to acquire shares of common stock (see Note 6). The 2022 Pre-Funded Warrants were all exercised prior to December 31, 2024.

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

	December 31,	December 31,
	2024	2023
Volatility	117.5%	81.1%
Risk-free interest rate	4.27%	3.84%
Expected life (years)	2.8	3.8
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy, inclusive of all Preferred and Common Warrants, excluding the Pre-Funded Common Warrants:

Level 3
Fair value of Level 3 liabilities as of December 31, 2023	$13,131,691
Change in warrant fair value	(14,778,015)
Issuance of July 2024 Inducement Warrants	12,000,000
Settlement of 2023 Tranche A Warrants to equity	(4,800,000)
Settlement of 2023 Tranche B Warrants to equity	(2,610,000)
Exercise of October 2022 Warrants	(1,225,676)
December 31, 2024, fair value of Level 3 liabilities	$1,718,000

4. PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consisted of the following as of December 31:

	2024	2023

Office and laboratory equipment	$1,467,000	$1,661,000
Computer software	4,000	4,000
Leasehold improvements	310,000	310,000
Total property, plant & equipment	1,781,000	1,975,000
Less– accumulated depreciation and amortization	(1,024,000)	(885,000)
Property, plant & equipment, net	$757,000	$1,090,000

For the years ended December 31, 2024 and 2023, the Company recorded approximately $292,000 and $192,000 of fixed asset depreciation and amortization expense, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31:

	2024	2023

Accounts payable	$4,105,000	$5,620,000
Incentive compensation	611,000	2,069,000
Clinical project costs	1,339,000	1,252,000
Professional fees	219,000	153,000
Other	1,311,000	85,000
	$7,585,000	$9,179,000

6. STOCKHOLDERS’ EQUITY

July 2024 Warrant Inducement

On July 21, 2024, the Company, entered into a warrant exercise inducement (the “Inducement”) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the “Series E-4 preferred stock”) which were convertible to 6,739,919 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $2.52 per share, in exchange for the Company’s issuance of new warrants (the “Inducement Warrants”), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

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

Due to a cash settlement feature that requires cash settlement in the event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders, the warrants do not qualify under the equity classification guidance. As a result, and in accordance with the guidance in ASC 815, the warrants issued in July 2024 are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

In accordance with the guidance above, the Company recorded the Inducement Warrants and preferred stock at their respective fair values. Utilizing valuation techniques described in Note 3, the Company computed the fair value of the Inducement Warrants as $12.0 million and recorded the preferred stock at approximately $15.9 million, which represented its fair value of $17.0 million less allocated issuance costs. The value of the preferred stock and Inducement Warrants sold exceeded the proceeds received by the Company and the fair value of the Tranche B warrants that were exercised in the transaction, which was approximately $2.6 million at the time of exercise. The value in excess of the net proceeds and the fair value of the Tranche B warrants of approximately $7.7 million is reflected in Other Expense.

As of December 31, 2024, all of the Series E-4 preferred stock issued in the July 2024 financing has been converted into 6,739,919 shares of common stock.

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

When issued, the Series E-1 preferred stock had a redemption feature; therefore, it was classified as mezzanine equity as of September 30, 2023. The Series E-1 preferred stock also had a liquidation preference, which was calculated as an amount per share equal to the greater of (i) two times (2X) the Original Per Share Price, together with any declared, unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series E-1 preferred stock been converted into Common Stock immediately prior to such Liquidation. While the Series E - 1 preferred was outstanding, this resulted in both the Tranche A and Tranche B warrants being considered puttable by virtue of the liquidation preference impacting the disposition of these warrants in the event of a liquidation. In accordance with the guidance in ASC 480, a puttable warrant is deemed to be a liability. These features only applied to the Series E-1 preferred stock when it was outstanding; upon stockholder approval of the transaction, which was obtained by the Company at a special meeting of stockholders held on October 25, 2023, the Series E-1 preferred stock immediately converted into either Series E-2 preferred stock and/or common stock, dependent upon the beneficial ownership position of the holder.

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

Series E preferred stock is convertible to common stock at the request of the holder, subject to the holder not exceeding certain beneficial ownership percentages as stipulated in the financing agreement. Subsequent to the issuance of the Series E-2 preferred stock and prior to December 31, 2023, preferred holders converted 905.24 shares of preferred stock into 9,947,684 shares of common stock at the stated rate of $1.82 per common share, resulting in 319.76 shares of Series E - 2 preferred stock outstanding as of December 31, 2023.

During the twelve months ended December 31, 2024, 284.16 shares of Series E-2 preferred stock were converted into 3,122,637 shares of common stock. There remain 35.60 shares of Series E-2 preferred stock outstanding as of December 31, 2024.

In January 2024, the Company released topline data from its pivotal, Phase 2b CLOVER WaM trial. In accordance with the terms of the Tranche A warrant, the warrants’ expiration accelerated to 10 trading days after the topline data release. Warrant holders exercised the Tranche A warrants in their entirety, resulting in the Company issuing 2,205.00 shares of Series E-3 preferred stock, which were convertible to common stock at the stated rate of $3.185 per share, and receiving gross proceeds of $44.1 million and net proceeds of $42.8 million (see Note 3).

As of December 31, 2024, all of the Series E-3 preferred stock has been converted into 13,846,141 shares of common stock.

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

During the twelve months ended December 31, 2024, 1,079,132 pre-funded warrants, which was the entirety of the quantity still outstanding, were converted into 1,079,132 shares of common stock, and 547,177 warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million. There were no such conversions or exercises in the twelve months ended December 31, 2023.

Warrants

The following table summarizes information with regard to outstanding warrants to purchase stock as of December 31, 2024:

	Number of Common
	Shares Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2024 Tranche A Warrants	6,739,918	$2.52	July 21, 2029
2024 Tranche B Warrants	8,214,278	$4.00	July 21, 2029
2024 Tranche C Warrants	4,267,152	$5.50	July 21, 2029
2023 Tranche B Preferred Warrants	439,560	$4.7775	September 8, 2028
2022 Common Warrants	4,201,044	$1.96	October 25, 2027
June 2020 Series H Common Warrants	720,796	$12.075	June 5, 2025
Total	24,582,748

All warrants in the table above are liability-classified.

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

During the twelve months ended December 31, 2024 and 2023, stock options granted were 3,063,500 and 1,617,000, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended
	December 31,
	2024	2023
Employee and director stock option and stock grants:
Research and development	$3,486,168	$505,155
General and administrative	786,612	1,905,133
Total stock-based compensation	$4,272,780	$2,410,288

In December 2023, the Company granted 2,776,000 contingent, non-statutory stock option awards at an exercise price of $2.63 per share to employees and directors, and in March 2024 the Company granted 200,000 contingent, non-statutory stock option awards at an exercise price of $3.63 and $3.35 per share to our employees. Each of these grants was contingent on approval of an increase in the shares available in the 2021 Stock Incentive Plan that was approved by the stockholders at the annual meeting of stockholders held on June 14, 2024. In accordance with the removal of the contingency, the Company began recognizing the expense for these awards in June 2024.

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

Dividends. The Company has not historically issued dividends.

Summary. The following table summarizes the assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2024	2023
Volatility	82.13%	82.02-83.28%
Risk-free interest rate	4.21-4.64%	3.59-4.68%
Expected life (years)	6.0	6.0
Dividend	0%	0%

Exercise prices for all grants made during the twelve months ended December 31, 2024 and 2023 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of
	Shares
	Issuable		Weighted
	Upon		Average
	Exercise	Weighted	Remaining
	of	Average	Contracted	Aggregate
	Outstanding	Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding as of December 31, 2022	746,257	$13.48	8.58	$—
Granted	1,617,000	$1.78
Expired	(8)	$8,325
Forfeited	(11,346)	$1.92
Outstanding as of December 31, 2023	2,351,903	$5.46	8.64	$1,682,667
Granted	3,063,500	$2.72
Expired	(1,614)	$20.00
Exercised	(1,667)	1.68
Forfeited	(825,104)	$2.51
Outstanding as of December 31, 2024	4,587,018	$4.10	7.37	$—

Exercisable as of December 31, 2024	2,933,097	$3.69		$—
Unvested as of December 31, 2024	1,653,921	$2.19		$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares. At December 31, 2024, we had 4,746,451 shares available for grant under the 2021 Option Plan.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023, was $2.45 and $1.35, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023, was $5,342,685 and $1,670,964, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2024, was $3.69 and $2.19, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2023, was $11.13 and $1.81, respectively.

The weighted average grant date fair value of options forfeited during the years ended December 31, 2024 and 2023, was $1.77 and $1.41, respectively. The number of options vested during the years ended December 31, 2024 and December 31, 2023, was 2,408,864 and 308,136, respectively. The number of options unvested at December 31, 2024 and December 31, 2023, was 1,653,921 and 1,837,732, respectively.

As of December 31, 2024, there was approximately $3,608,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $2,057,000, $1,547,000, and $4,000 during 2025, 2026 and 2027, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future.

8. INCOME TAXES

	2024	2023

Tax provision (benefit)
Current
Federal	$—	$—
State	66,000	(60,000)
Total current	66,000	(60,000)

Deferred
Federal	(16,105,508)	(12,233,641)
State	(3,457,937)	(2,764,638)
Total deferred	(19,563,445)	(14,998,279)

Change in valuation allowance	19,563,445	14,998,279
Total	$66,000	$(60,000)

Deferred tax assets consisted of the following as of December 31:

	2024	2023

Deferred tax assets
Federal net operating loss	$47,908,912	$39,914,591
Federal research and development tax credit carryforwards	21,358,973	15,868,907
State net operating losses and tax credit carryforwards	10,191,364	7,626,490
Capitalized research and development expenses	22,658,402	20,203,493
Stock-based compensation expense	5,071,709	3,710,609
Other	419,067	754,180
Total deferred tax assets	107,608,426	88,078,270

Deferred tax liabilities
Depreciable assets	(123,186)	(156,626)
Total deferred tax liabilities	(123,186)	(156,626)

Net deferred tax assets	107,485,240	87,921,644
Less- valuation allowance	(107,485,240)	(87,921,644)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2024	2023
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State income taxes	7.44%	6.92%
Permanent nondeductible items	(0.09)%	(0.28)%
Federal tax credits	12.10%	9.95%
Change in valuation allowance	(43.91)%	(35.48)%
Warrant cost	2.86%	(2.11)%
Other	0.45%	0.14%
Total	(0.15)%	0.14%

As of December 31, 2024, the Company had federal net operating loss (NOL) carryforwards of approximately $109,644,000 generated as of December 31, 2017, and NOL carryforwards of approximately $118,494,000 after December 31, 2017. Federal NOLs generated as of December 31, 2017, will expire in 2025 through 2037, while NOLs generated during 2018 and later will be carried forward indefinitely until utilized. As of December 31, 2024, the Company had state NOL carryforwards of approximately $135,680,000. State NOL carryforwards will expire in 2029 through 2044.

As of December 31, 2024, the Company had federal research and development (R&D) and orphan drug credit carryforwards of approximately $21,359,000 which will expire in 2024 through 2043. As of December 31, 2024, the Company also had state credit carryforwards of approximately $826,000 which will expire in 2025 through 2039.

The Company had federal NOLs and R&D credit carryforwards of $425,000 and $5,000, respectively, that expired in 2024.

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

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2024 or 2023, and does not anticipate having unrecognized tax benefits over the next twelve months. The Company is subject to audit by the Internal Revenue Service and state taxing authorities for tax periods commencing January 1, 2021, as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarters ended June 30, 2024, and September 30, 2024, the common warrants issued in October 2022 were dilutive. In all other periods presented, all outstanding warrants were antidilutive.

Year ended December 31, 2024
Net loss	$(44,581,446)
Dilutive effect of warrant liability	(7,283,786)
Net loss allocated to common shares	$(51,865,232)

Weighted average common shares outstanding - basic	36,622,474
Dilutive effect of warrant liability	521,295
Weighted average common shares outstanding - diluted	37,143,769

Net loss per share - diluted	$(1.40)

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would have been antidilutive:

	Year Ended December 31,
	2024	2023
Warrants	20,381,704	26,923,243
Stock options	4,587,018	2,351,903
Convertible preferred shares	502,320	3,624,957
Total potentially dilutive shares	25,471,042	32,900,103

10. COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

Workforce Reduction

In December 2024, the Company implemented a workforce reduction plan impacting approximately 60% of employees. The total expense charge related to the plan was approximately $1,510,000. The remaining liability related to the plan as of December 31, 2024 was $1,180,000.

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

On December 30, 2022, the Company entered into an Amended Agreement of Lease, with CAMPUS 100 LLC (the “Landlord”). Under the Amended Lease, which was accounted for as a modification of the initial lease, as the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, for the period commencing on March 1, 2023, and ending on April 30, 2029. The Company also has an option to extend the term of the Amended Lease for one additional 60-month period.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of December 31, 2024:

Years ending December 31,
2025	$146,000
2026	150,000
2027	153,000
2028	155,000
Thereafter	53,000
Total undiscounted lease payments	657,000
Less: Imputed interest	(163,000)
Present value of lease liabilities	$494,000

12. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to contribute a portion of their annual compensation on a pre-tax basis. The Company has not made any matching contributions under this plan.

13. OPERATING SEGMENT

The Company has one operating and reportable segment focused on utilizing its PDC platform to develop drugs for the treatment of cancer. The accounting policies of the single operating segment are the same as those of the Company. The chief operating decision maker is the Company’s president and CEO, who manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated operating expenses, which are reported in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by management and are reported on the consolidated statements of cash flows.

Management uses consolidated cash used in operations and budget-to-actual variances for consolidated net loss to assess the performance of the operating segment and evaluate performance and to allocate resources.

The following table presents certain financial data for the Company’s one reportable segment:

	Year Ended December 31,
	2024	2023
Research and development:
Phase 2 study in WM	$7,422,000	$12,652,000
Phase 1 study in pediatric tumors	3,040,000	2,480,000
Manufacturing and related costs	10,582,000	9,341,000
Pre-clinical projects costs	228,000	483,000
General research and development costs	4,864,000	2,310,000
General and administrative	25,641,000	11,694,000
Other segment items	(7,196,000)	3,811,000
Segment and consolidated net loss	$44,581,000	$42,771,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending December 31, 2024. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, because of the material weaknesses described below.

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

Management concluded that material weaknesses existed as of the year ended December 31, 2024. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

Certain information regarding annual incentive bonus is included under Item 11 of this Form 10-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions “Election of Directors,” “Officers and Directors” and “Corporate Governance.”

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.cellectar.com.

Item 11.     Executive Compensation.

Compensation of Directors and Executive Officers

Executive Compensation

This section provides information, in tabular and narrative formats specified in applicable SEC rules, regarding the amounts of compensation paid to each of our named executive officers, or NEOs, and related information. As a smaller reporting company, the Company has presented such information in accordance with the scaled disclosure requirements permitted under applicable SEC regulations.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our each of NEOs for the years ended December 31, 2024 and 2023:

2024 Summary Compensation Table

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($)(1)	($) (1)	($) (2)	($) (3)	Total ($)
James V. Caruso	2024	650,000	–‒	2,214,000	178,750	–‒	3,042,750
President and Chief Executive Officer	2023	600,000	107,582	715,140	450,000	92,418	1,965,140
Jarrod Longcor	2024	500,000	–‒	1,230,000	100,000	–‒	1,830,000
Chief Operating Officer	2023	480,000	113,758	394,560	288,000	86,242	1,362,560
Chad J. Kolean	2024	425,000	–‒	713,400	85,000	–‒	1,223,400
Chief Financial Officer	2023	390,000	112,770	284,960	234,000	87,230	1,108,960
(1)	The reported amounts represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”). In the case of stock awards, the grant date fair value was determined based on the stock price on the grant date. All assumptions made regarding the valuation of option awards can be referenced in Note 7 in the Notes to Restated Consolidated Financial Statements included in this prospectus. The amounts reported for 2024 include stock option awards to Messrs. Caruso, Longcor and Kolean with respect to 900,000 shares, 500,000 shares, and 290,000 shares, respectively, which awards were approved by the Compensation

Committee on November 30, 2023, subject to stockholder approval of an amendment to the Company’s 2021 Stock Incentive Plan (the “2021 Plan”) at the 2024 annual meeting of stockholders. Because stockholder approval was received in 2024, these stock option awards are considered granted in 2024 under ASC 718 and are reflected as 2024 compensation in the 2024 Summary Compensation Table.
(2)	Amounts in this column represent bonuses approved by the Compensation Committee based on its annual review of the performance of the executive officers against predetermined financial and strategic objectives established for the year. NEOs are paid the same percentage upon the achievement of financial objectives and may be paid varied percentages upon the achievement of strategic objectives depending on the subject matter.
(3)	The methodology used to compute the aggregate incremental cost of perquisites and other personal benefits for each individual NEO is based on the total cost to the Company, and such costs are required to be reported under SEC rules when the total costs are equal to or greater than $10,000 in the aggregate for a NEO. The amounts presented are exclusively cash bonuses paid to the NEOs to satisfy the tax withholding obligations associated with fully vested stock awards received by the NEOs on December 8, 2023 following the release of positive top-line data.

Equity Awards

As described in Note (1) to the 2024 Summary Compensation Table above, on November 30, 2023 the Compensation Committee approved stock option awards to Messrs. Caruso, Longcor and Kolean with respect to 900,000 shares, 500,000 shares, and 290,000 shares, respectively, subject to stockholder approval of an amendment to the 2021 Plan at the 2024 annual meeting of stockholders. These options are scheduled to vest one-third on the first anniversary of the grant date and in 24 equal monthly installments thereafter, subject to continuous employment with the Company through each vesting date.

Employment Agreements

James V. Caruso. We entered into an employment agreement with Mr. Caruso as of June 15, 2015, as amended and restated on April 15, 2019, pursuant to which Mr. Caruso serves as President and Chief Executive Officer of the Company. Under the agreement, the Company pays Mr. Caruso a base salary that is adjusted from time to time. Mr. Caruso is also eligible for an annual bonus, based on performance, with an initial target of up to 50% of his base salary at the discretion of the Compensation Committee. If Mr. Caruso is terminated other than for cause or by Mr. Caruso for good reason within 12 months after a change in control (i.e. double trigger), he is entitled to severance in an amount equal to (i) 24 months of base salary, (ii) his then applicable target bonus payable over 24 months (a total of 1.5x the annual target bonus payable at the time of termination) and (iii) 24 months of payment or reimbursement of health insurance (equal to the premium paid by the Company prior to the date of termination), each payable in installments over 24 months. Following a termination of employment by the Company without cause or by Mr. Caruso for good reason that is not within 12 months after a change in control, Mr. Caruso is entitled to severance in an amount equal to 12 months base salary plus payment or reimbursement of health insurance for 12 months (equal to the premium paid by the Company prior to the date of termination). Each of the foregoing severance benefits is conditioned on Mr. Caruso’s execution of a release agreement in favor of the Company.

Jarrod Longcor. We entered into an employment agreement with Mr. Longcor as of July 15, 2016, as amended and restated on April 15, 2019, and amended on November 10, 2019. Under the agreement, Mr. Longcor receives a base salary that may be adjusted from time to time. Mr. Longcor is eligible for an annual bonus, based on performance, with an initial target of up to 30% of his base salary. If Mr. Longcor’s employment is terminated other than for cause or by Mr. Longcor for good reason, contingent upon the execution of a release agreement in favor of the Company, Mr. Longcor is entitled to (i) severance in an amount equal to nine months of Mr. Longcor’s annual base salary, provided that if such termination occurs within 12 months after a change in control (i.e. double trigger), such severance is increased to 18 months of Mr. Longcor’s full base salary, each payable in monthly installments, (ii) payment or reimbursement of health insurance (for nine or 18 months, as applicable), each payable in monthly installments, (iii) a payment amount equal to the annual bonus Mr. Longcor would have received for the calendar year in which the termination occurred prorated for the number of days elapsed in such year, and (iv) outplacement services not to exceed $7,500.

Chad J. Kolean. We entered into an employment agreement with Mr. Kolean as of February 22, 2022. Pursuant to his employment agreement, Mr. Kolean receives a base salary that may be adjusted from time to time and is eligible to receive an annual performance bonus with a target amount equal to 40% of his base salary. In the event of a dismissal without cause or resignation by Mr. Kolean for good reason, Mr. Kolean will be entitled to nine months of severance. In the event of dismissal without cause or resignation by Mr. Kolean for good reason, within the eighteen months following a change in control, Mr. Kolean will be entitled to eighteen months of severance.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards as of December 31, 2024, with respect to our NEOs.

		Option Awards				Stock Awards
							Market
						Number of	Value
		Number of	Number of			Shares or	of Shares or
		securities	securities			Units of	Units of
		underlying	underlying	Option		Stock	Stock
		unexercised	unexercised	Exercise	Option	that Have	that Have
		options (#)	options (#)	Price	Expiration	Not	Not
Name	Date of Award	exercisable	unexercisable	($/share)	date	Vested (#)	Vested ($)
James V. Caruso	11/30/2023(1)	300,060	599,940	$2.65	11/30/2033	—	—
	1/17/2023(1)	333,518	188,482	$1.68	1/17/2033	—	—
	1/25/2022(1)	137,958	3,942	$5.50	1/25/2032	—	—
	3/4/2021	160,000	—	$17.40	3/4/2031	—	—
	2/3/2020	10,000	—	$27.10	2/3/2030	—	—
	1/17/2019	7,500	—	$19.90	1/17/2029	—	—
	10/12/2018	15,000	—	$26.10	10/12/2028	—	—
	5/12/2016	2,000	—	$148.00	5/12/2026	—	—
	6/15/2015	375	—	$2,640.00	6/15/2025	—	—
Jarrod Longcor	11/30/2023(1)	166,700	333,300	$2.65	11/30/2033
	1/17/2023(1)	184,010	103,990	$1.68	1/17/2033	—	—
	1/25/2022(1)	46,180	1,320	$5.50	1/25/2032	—	—
	3/4/2021	45,000	—	$17.40	3/4/2031	—	—
	2/3/2020	4,000	—	$27.10	2/3/2030	—	—
	1/17/2019	3,000	—	$19.90	1/17/2029	—	—
	10/12/2018	6,300	—	$26.10	10/12/2028	—	—
	9/18/2017	250	—	$183.00	9/18/2027	—	—
	7/15/2016	750	—	$293.00	7/15/2026	—	—
Chad J. Kolean	11/30/2023(1)	96,686	193,314	$2.65	11/30/2033
	1/17/2023(1)	132,896	75,104	$1.68	1/17/2033	—	—
	2/22/2022(2)	10,000	5,000	$4.90	2/21/2032	—	—
(1)	These options are scheduled to vest one-third on the first anniversary of the grant date and in 24 equal monthly installments thereafter, subject to continuous employment with the Company through each vesting date.
(2)	These options are scheduled to vest annually in increments of one-third over three years from the date of grant.

Pursuant to the terms of the option award agreements, options granted pursuant to the Amended and Restated 2015 Stock Incentive Plan and the 2021 Plan become fully vested upon a termination event within one year following a change in control, as defined in such plans. A termination event is defined as either termination of employment other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.

Risks Related to Compensation Policies and Practices

When determining our compensation policies and practices, the Compensation Committee considers various matters relevant to the development of a reasonable and prudent compensation program, including whether the policies and practices are reasonably likely to have a material adverse effect on us. We believe that the mix and design of our executive compensation plans and policies do not encourage management to assume excessive risks and are not reasonably likely to have a material adverse effect on us.

Pay Versus Performance

	Pay Versus Performance
			Average
			Summary	Average	Value of
			Compensation	Compensation	Initial Fixed
			Table Total	Actually Paid	$100
	Summary	Compensation	for Non-PEO	to Non-PEO	Investment
	Compensation	Actually Paid	Named	Named	Based On:
	Table	to	Executive	Executive	Total	Net Income
	Total for PEO	PEO	Officers	Officers	Shareholder Return	(Loss)
Year(1)	($)(2)	($)(3)	($)(2)	($)(4)	($)(5)	($)
2024	3,042,750	1,321,211	1,526,700	708,983	$1.44	(44,581,446)
2023	1,965,140	2,350,558	1,235,760	1,336,841	$13.32	(42,770,610)
2022	1,463,172	146,850	514,617	294,040	$8.22	(31,792,618)
(1)

James V. Caruso, served as the Company’s principal executive officer (“PEO”) for the entirety of 2024, 2023 and 2023 and the Company’s other NEOs for the entirety of 2024, 2023 and 2022 were Jarrod Longcor and Chad J. Kolean.

(2)

Amounts reported in this column represent (i) the total compensation reported in the Summary Compensation Table for the applicable year in the case of Mr. Caruso and (ii) the average of the total compensation reported in the Summary Compensation Table for the applicable year for the Company’s NEOs reported for the applicable year other than the principal executive officer for such years.

(3)

Amounts reported in this column represent the compensation actually paid to Mr. Caruso as the Company’s President and Chief Executive Officer in the indicated fiscal years, based on his total compensation reported in the Summary Compensation Table for the indicated fiscal years and adjusted as shown in the table below:

	PEO
	2024	2023	2022
Summary Compensation Table - Total Compensation(a)	$3,042,750	$1,965,140	$1,463,172
- Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year(b)	(2,214,000)	(822,722)	(616,697)
+Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards Granted in Fiscal Year(c)	83,992	1,148,400	127,710
+Change in Fair Value of Outstanding and Unvested Option Awards Granted in Prior Fiscal Years(d)	(388,965)	108,626	(430,237)
+Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year That Vested During Fiscal Year(e)	690,143	69,462	178,023
+Change in Fair Value as of Vesting Date of Option Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year(f)	139,727	(3,874)	(84,783)
- Fair Value as of Prior Fiscal Year-End of Option Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year(g)	(32,436)	(114,474)	(490,338)
= Compensation Actually Paid	$1,321,211	$2,350,558	$146,850
(a)	Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year.
(b)

Represents the aggregate grant date fair value of the stock awards and option awards granted to Mr. Caruso during the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(c)

Represents the aggregate fair value as of the indicated fiscal year-end of Mr. Caruso’s outstanding and unvested option awards granted during such fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(d)

Represents the aggregate change in fair value during the indicated fiscal year of the outstanding and unvested option awards held by Mr. Caruso as of the last day of the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(e)

Represents the aggregate fair value at vesting of the stock awards and option awards that were granted to Mr. Caruso and vested during the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(f)

Represents the aggregate change in fair value, measured from the prior fiscal year-end to the vesting date, of each option award held by Mr. Caruso that was granted in a prior fiscal year and which vested during the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(g)

Represents the aggregate fair value as of the last day of the prior fiscal year of Mr. Caruso’s option awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions in the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(4)

Amounts reported in this column represent the compensation actually paid to the Company’s NEOs other than Mr. Caruso in the indicated fiscal year, based on the average total compensation for such NEOs reported in the Summary Compensation Table for the indicated fiscal year and adjusted as shown in the table below:

	Other NEOs Average(a)
	2024	2023	2022
Summary Compensation Table - Total Compensation(b)	$1,526,700	$1,235,760	$514,617
- Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year(c)	(971,700)	(453,024)	(132,258)
+Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards Granted in Fiscal Year(d)	36,863	545,600	28,350
+Change in Fair Value of Outstanding and Unvested Option Awards Granted in Prior Fiscal Years(e)	(186,868)	21,375	(61,221)
+Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year That Vested During Fiscal Year(f)	269,728	10,771	26,358
+Change in Fair Value as of Vesting Date of Option Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year(g)	49,799	(766)	(12,048)
- Fair Value as of Prior Fiscal Year-End of Option Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year(h)	(15,539)	(22,875)	(69,758)
= Compensation Actually Paid	$708,983	$1,336,841	$294,040
(a)	See footnote 1 for the NEOs included in the average for each indicated fiscal year.
(b)	Represents the average Total Compensation as reported in the Summary Compensation Table for the reported NEOs in the indicated fiscal year.
(c)

Represents the average aggregate grant date fair value of the stock awards and option awards granted to the reported NEOs during the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(d)

Represents the average aggregate fair value as of the indicated fiscal year-end of the reported NEOs’ outstanding and unvested option awards granted during such fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(e)

Represents the average aggregate change in fair value during the indicated fiscal year of the outstanding and unvested option awards held by the reported NEOs as of the last day of the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(f)

Represents the average aggregate fair value at vesting of the stock awards and option awards that were granted to the reported NEOs and vested during the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(g)

Represents the average aggregate change in fair value, measured from the prior fiscal year-end to the vesting date, of each option award held by the reported NEOs that was granted in a prior fiscal year and which vested during the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(h)

Represents the average aggregate fair value as of the last day of the prior fiscal year of the reported NEOs’ option awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions in the indicated fiscal year, calculated using the same methodology as used in the Company’s financial statements under generally accepted accounting principles.

(5)

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2021, in our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

2024 Director Compensation

The following table sets forth certain information about the compensation of our non-employee directors who served during the year ended December 31, 2024:

		Director	Option
		Fees	Awards
Name	Year	($)(1)	($)(2)	Total ($)
Asher Chanan-Khan, M.B.B.S., M.D.	2024	$60,000	$148,200	$208,200
Frederick W. Driscoll	2024	60,000	148,200	208,200
Stefan D. Loren, Ph.D.	2024	60,000	148,200	208,200
John Neis	2024	60,000	148,200	208,200
Douglas J. Swirsky	2024	90,000	222,300	312,300
(1)	Director fees consist of annual cash fees for service.
(2)

Granted on December 15, 2023, subject to stockholder approval of an amendment to the 2021 Plan at the 2024 annual meeting of stockholders. Because stockholder approval was received in 2024, these stock option awards are considered granted in 2024 under ASC 718 and are reflected as 2024 compensation in the 2024 Director Compensation Table. These stock options have an exercise price of $2.58 per share and fully vest on the first anniversary of the grant date, subject to continued service through applicable vesting date. The reported amounts represent the aggregate grant date fair value computed in accordance with ASC 718. All assumptions made regarding the valuation of equity awards can be referenced in Note 7 in the Notes to Restated Consolidated Financial Statements included in this prospectus.

During 2024, we paid each of our non-employee directors a quarterly cash fee of $15,000 ($22,500 for Mr. Swirsky). In addition, in December 2023, we granted to each non-employee director stock options to purchase 60,000 shares (90,000 shares for Mr. Swirsky), which were subject to the approval of an amendment to the 2021 Plan at the 2024 annual meeting of stockholders. Mr. Swirsky receives additional cash remuneration and option awards for his service as Chairman of the Board of the Company. We reimbursed directors for reasonable out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf. Directors who are our employees do not receive additional fees for their service as directors.

The aggregate number of option awards outstanding as of December 31, 2024, for each non-employee director was as follows:

Stock
Options
Name	Outstanding
Asher Chanan-Khan, M.B.B.S., M.D.	100,600
Frederick W. Driscoll	107,650
Stefan D. Loren, Ph.D.	107,885
John Neis	107,885
Douglas J. Swirsky	161,925

Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if we are found to have misstated its financial results. We have adopted our Executive Compensation Clawback Policy (the “Clawback Policy”) in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement. The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Timing of Grants of Options

We do not grant option awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal year 2024, we did not grant option awards to our named executive officers during the time period outlined in Item 402(x) of Regulation S-K

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The following table provides information as of December 31, 2024, regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

			Number of shares
		Weighted-average	remaining available for
	Number of shares to	exercise price of	future issuance under
	be issued upon	outstanding	equity compensation plans
	exercise of outstanding	options	(excluding shares reflected
Plan category	options and rights (#)	and rights ($)	in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,404,229	$3.90	4,746,451

Equity compensation plans not approved by stockholders	182,789	$8.81	n/a

Total	4,587,018	$4.10	4,746,451

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions “Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.    All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K.

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Certificate of Correction of Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	10-Q	May 10, 2022	3.1
3.10	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	July 21, 2022	3.1
3.11	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	October 27, 2023	3.1
3.12	Amended and Restated By-laws	8-K	December 2, 2022	3.1
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock	8-K	December 28, 2020	3.1
3.14	Certificate of Elimination of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock	8-K	September 8, 2023	3.1
3.15	Amendment No. 1 to Certificate of Designation of the Series D Preferred Stock	8-K	September 8, 2023	3.2
3.16	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Voting Preferred Stock	8-K	September 8, 2023	3.3
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3	Form of Tranche A Warrant	8-K	September 8, 2023	4.1
4.4	Form of Tranche B Warrant	8-K	September 8, 2023	4.2
4.5	Form of Common Stock Purchase Warrant A	8-K	July 22, 2024	4.1
4.6	Form of Common Stock Purchase Warrant B	8-K	July 22, 2024	4.2

4.7	Form of Common Stock Purchase Warrant C	8-K	July 22, 2024	4.3
4.8	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934	10-K/A	April 1, 2024	4.3
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	2021 Stock Incentive Plan**	8-K	June 24, 2021	10.1
10.19	Amendment 1 to the 2021 Stock Incentive Plan**	8-K	June 27, 2022	10.1
10.20	2021 Stock Incentive Plan, as Amended**	8-K	June 29, 2023	10.1
10.21	2021 Stock Incentive Plan, as Amended**	8-K	June 14, 2024	10.1
10.22	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.23	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.24	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.25	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.26	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.27	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.28	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.29	Employment Agreement between the Company and Chad Kolean dated February 23, 2022	8-K	February 25, 2022	10.1
10.30	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
10.31	Form of Common Warrant	8-K	October 25, 2022	4.1
10.32	Form of Pre-Funded Warrant	8-K	October 25, 2022	4.2
10.33	Form of Registration Rights Agreement, dated as of October 20, 2022, by and between the Company and the purchasers named therein	8-K	October 25, 2022	10.3
10.34	Form of Indemnification Agreement	8-K	December 2, 2022	10.1
10.35	Inducement Letter in consideration for Exercise of the Tranche B warrants	8-K	July 22, 2024	10.1
10.36	Form of Indenture	S-3	May 24, 2024	4.7
16.1	Letter Regarding Change in Certifying Accountant	8-K	July 11, 2024	16.1

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101*	Interactive Data Files (formatted in Inline XBRL)
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
March 13, 2025

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

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 13, 2025

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 13, 2025

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 13, 2025

By:	/s/ Asher Alban Chanan-Khan
Asher Alban Chanan-Khan
Title: Director
March 13, 2025

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 13, 2025

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 13, 2025

By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 13, 2025