Form 10-Q
period 2025-03-31
Cellectar Biosciences, Inc.
filed 2025-05-13
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 46,079,875 shares of common stock, $0.00001 par value per share, as of May 9, 2025.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to identify a strategic partner with the resources to develop iopofosine I 131 (also known as iopofosine or CLR 131) or otherwise continue the development or pursue other strategic options in connection with iopofosine ;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to initiate a Phase 1 imaging and dose escalation safety study for CLR 121225 and obtain the necessarty additional funding for such study;

●	our ability to initiate a Phase 1b dose finding study for CLR 121125 and obtain the necessarty additional funding for such study;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma//Waldenstrom macroglobulinemia, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,905,173	$23,288,607
Prepaid expenses and other current assets	987,495	961,665
Total current assets	14,892,668	24,250,272
Property, plant & equipment, net	700,826	757,121
Operating lease right-of-use asset	418,916	436,874
Other long-term assets	29,780	29,780
TOTAL ASSETS	$16,042,190	$25,474,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,874,429	$7,585,340
Warrant liability	2,058,000	1,718,000
Lease liability, current	88,146	84,417
Total current liabilities	6,020,575	9,387,757
Lease liability, net of current portion	386,203	409,586
TOTAL LIABILITIES	6,406,778	9,797,343
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY (DEFICIT):
Series E-2 preferred stock, 1,225.00 shares authorized; 35.60 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	520,778	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 46,079,875 shares issued and outstanding as of March 31, 2025 and December 31, 2024	461	461
Additional paid-in capital	261,678,642	261,115,905
Accumulated deficit	(253,946,492)	(247,342,463)
Total stockholders’ equity (deficit)	8,253,389	14,294,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,042,190	$25,474,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING EXPENSES:
Research and development	$3,427,095	$7,088,042
General and administrative	2,973,896	4,913,444
Total operating expenses	6,400,991	12,001,486

LOSS FROM OPERATIONS	(6,400,991)	(12,001,486)

OTHER INCOME (EXPENSE):
Loss on valuation of warrants	(340,000)	(14,960,346)
Interest income	136,962	319,849
Total other expense	(203,038)	(14,640,497)
NET LOSS	$(6,604,029)	$(26,641,983)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.14)	$(0.91)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	46,079,875	29,346,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	20,744,110	$207	$182,924,210	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	1,079,132	11	3,972,529	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	9,890,099	100	33,983,471	—	—
Exercise of warrants for common stock	—	—	—	—	547,177	5	2,298,138	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	903,956	9	1,203,337	—	—
Retired shares	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	1,382,023	867.50	17,067,715	33,164,466	332	224,836,048	(229,403,000)	12,501,095

Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	46,079,875	$461	$261,115,905	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	562,737	—	562,737
Net loss	—	—	—	—	—	—	—	(6,604,029)	(6,604,029)
Balance at March 31, 2025	111.11	$1,382,023	35.60	$520,778	46,079,875	$461	$261,678,642	$(253,946,492)	$8,253,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,604,029)	$(26,641,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	56,295	88,490
Stock-based compensation expense	562,737	454,363
Change in operating lease right-of-use asset	17,958	15,436
Change in fair value of warrants	340,000	14,960,346
Changes in:
Prepaid expenses and other current assets	(25,830)	(448,959)
Lease liability	(19,654)	(4,639)
Accounts payable and accrued liabilities	(3,710,911)	(1,784,695)
Cash used in operating activities	(9,383,434)	(13,361,641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	—	(21,633)
Cash used in investing activities	—	(21,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	—	43,849,467
Cash provided by financing activities	—	43,849,467
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,383,434)	30,466,193
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,288,607	9,564,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,905,173	$40,031,181
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of warrants to equity	$—	$4,800,000
Conversion of preferred stock to common stock	$—	$31,758,346

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $253,946,000 as of March 31, 2025, and incurred a net loss of approximately $6,604,000 during the three months ended March 31, 2025. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $11.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the fourth quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of the Company or its assets, a merger or other strategic business combination, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2025, and consolidated results of its operations, cash flows, and stockholders’ equity for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025, are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 13, 2025.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of March 31, 2025. There were no fixed asset impairment charges recorded during the three months ended March 31, 2025 or 2024.

Right-of-Use Asset and Lease Liabilities — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the three months ended March 31, 2025 and 2024, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2025 and December 31, 2024.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2025 and December 31, 2024 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2025, and December 31, 2024, uninsured cash balances totaled approximately $13,452,000 and $22,837,000, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company received approximately $0 and $324,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

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

Recently Adopted Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. The Company adopted this ASU retrospectively. See Note 9.

2. STOCKHOLDERS’ EQUITY

July 2024 Warrant Inducement

On July 21, 2024, the Company, entered into a warrant exercise inducement (the “Inducement”) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the “Series E-4 preferred stock”) which is convertible to 6,739,919 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $2.52 per share, in exchange for the Company’s issuance of new warrants (the “Inducement Warrants”), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

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

During the twelve months ended December 31, 2024, 284.16 shares of Series E-2 preferred stock were converted into 3,122,637 shares of common stock. There remain 35.60 shares of Series E-2 preferred stock outstanding as of March 31, 2025.

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

As of March 31, 2025, all of the Series E-3 preferred stock has been converted into 13,846,141 shares of common stock.

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

During the twelve months ended December 31, 2024, 1,079,132 pre-funded warrants, which was the entirety of the quantity still outstanding, were converted into 1,079,132 shares of common stock, and 547,177 warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million. There were no such conversions or exercises in the three months ended March 31, 2025.

The following table summarizes information with regard to outstanding warrants to purchase stock as of March 31, 2025:

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature. As of March 31, 2025, the Company does not have any Level 1 or Level 2 liabilities.

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $1,570,000 and $1,200,000 as of March 31, 2025, and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Volatility	112.00%	80.60-104.00%
Risk-free interest rate	3.80%	3.50-4.20%
Expected life (years)	3.30	0.50-4.80
Dividend	0%	0%

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

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $26,000 as of March 31, 2025 and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Volatility	100%	105%
Risk-free interest rate	4.48%	4.20-4.30%
Expected life (years)	3.69	0.80-4.20
Dividend	0%	0%

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

	March 31,	December 31,
	2025	2024
Volatility	117.90%	117.50%
Risk-free interest rate	3.89%	4.27%
Expected life (years)	2.60	2.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy for the three months ended March 31, 2025 and 2024:

	2025	2024
Beginning warrant fair value	$1,718,000	$13,131,691
Change in warrant fair value	340,000	13,977,013
Settlement of Tranche A warrants to equity	—	(4,800,000)
Exercise of 2022 Common Warrants	—	(1,225,676)
Ending warrant fair value	$2,058,000	$21,083,028

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended
	March 31,
	2025	2024

Employee and director stock option grants:
Research and development	$99,110	$66,776
General and administrative	463,627	385,587
Total stock-based compensation	$562,737	$454,363

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

Exercise prices for all grants made during the three months ended March 31, 2025 and March 31, 2024, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2025 or 2024 because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarters ended March 31, 2025 and 2024, all outstanding warrants were antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended
	March 31,
	2025	2024
Warrants	24,582,748	12,529,916
Preferred shares on an as-converted-into-common-stock basis	502,320	6,677,045
Stock options	6,880,759	2,348,624
Total potentially dilutive shares	31,965,827	21,555,585

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of March 31, 2025:

Years ending December 31,
Remaining period of 2025	$110,000
2026	150,000
2027	153,000
2028	156,000
Thereafter	53,000
Total undiscounted lease payments	622,000
Less: Imputed interest	(146,000)
Present value of lease liabilities	$476,000

9. OPERATING SEGMENT

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

The following table presents certain financial data for the Company’s one reportable segment:

	Three Months Ended March 31,
	2025	2024
Research and development:
Phase 2 study in WM	$633,000	$2,194,000
Phase 1 study in pediatric tumors	733,000	499,000
Manufacturing and related costs	709,000	3,313,000
Pre-clinical projects costs	507,000	21,000
General research and development costs	845,000	1,061,000
General and administrative	2,974,000	4,913,000
Other segment items	203,000	14,641,000
Segment and consolidated net loss	$6,604,000	$26,642,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary phospholipid ether drug conjugate™ (PDC™) delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety as a result of fewer off-target effects. We believe that our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations. On April 30, 2025, we announced that we will explore a full range of strategic alternatives to advance our platform and radiopharmaceutical drug development pipeline. Strategic alternatives under consideration may include, but are not limited to mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

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

●	Iopofosine, the beta-emitting PRC, utilizes iodine-131 and was studied in our CLOVER-WaM Phase 2 study of iopofosine in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM), and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 Investigator-initiated study conducted by the University of Wisconsin Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial resulting from medical problems that may not be related to clinical trial treatments. Furthermore, due to recent communications with the FDA regarding a confirmatory study to support accelerated approval and the regulatory submission for iopofosine, the Company is, in addition to determining the availability of funding for such a study, pursuing strategic options for the further development and commercialization of this product candidate. As part of our previous announcement to seek a full range of strategic alternatives, we have initiated a process that includes identifying a strategic partner with the resources to develop iopofosine I 131.
●	CLR 121225, the alpha-emitting, actinium-225 based PRC has demonstrated activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 has been shown to be well tolerated in these models with the animals showing no adverse events at the highest doses tested. It was also shown that the compound has excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed the compound’s proportional dose response with a single dose providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is currently prepared to initiate a Phase 1 imaging and dose escalation safety study in the second half of 2025, subject to our ability to obtain additional financing.
●	CLR 121125, the Auger-emitting PRC, utilizes iodine-125 and has demonstrated excellent tolerability with no toxicities in animal models. Additionally, CLR 121125 has been shown to have good activity in multiple solid tumor models, especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. This means that to cause the necessary breakage of the tumor cell DNA, the isotope most get inside the cell and near the cell nucleus to be effective. CLR 121125 achieves this due to the Company’s novel phospholipid ether drug conjugate platform. CLR 121125 is prepared to be the subject of a Phase 1b dose finding study in the second half of 2025, subject to our ability to obtain additional financing.

The CLOVER-1 Phase 2 study of iopofosine, conducted in r/r B-cell malignancies, met the primary efficacy endpoints from the Part A dose-finding portion. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is ongoing.

The CLOVER-WaM study was a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a Bruton tyrosine kinase inhibitor (BTKi). The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-WaM was a single-arm study with a target enrollment of 50 patients. Topline safety data was reported on 45 patients meeting criteria for the modified Intent to Treat (mITT) population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (41) is defined as patients who are in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a major response rate (MRR) of 58.2% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response not reached with 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved an 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

The CLOVER-2 Phase 1a pediatric study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory malignant solid tumors (neuroblastoma, Ewing’s sarcoma, osteosarcoma, and rhabdomyosarcoma) and lymphoma or recurrent or refractory malignant brain tumors (high grade glioma, glioblastoma, etc.) for which there are no standard treatments. The study was conducted internationally at seven leading pediatric cancer centers. The CLOVER-2 Phase 1b pediatric study was designed as an open-label, dose finding study evaluating the activity of two different doses and dosing regimens of iopofosine in children and adolescents with r/r malignant brain tumors (high grade gliomas). This study is partially funded (~$2M) by a National Institutes of Health SBIR grant from the National Cancer Institute.

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

Clinical and Preclinical Pipeline

Our lead clinical program is iopofosine, an iodine-131 beta-emitting program. Our lead preclinical programs are: CLR 121225, an actinium-225 based program; and CLR 121125, an iodine-125 Auger-emitting program. All three of these product candidates are designed to provide targeted delivery of the respective radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and treatments in development.

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

The CLOVER-WaM pivotal Phase 2b study completed enrollment of WM patients that have received at least two previous lines of therapy including those that failed or had a suboptimal response to a BTKi therapy in 4Q 2023. Topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER-WaM study met its primary endpoint with a MRR of 58.2% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed-upon statistical hurdle of 20%. The ORR in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response not reached with 11.4 months of follow - up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

Phase 3 Study in Patients with r/r Waldenstrom’s macroglobulinemia

On March 6, 2025 the Company conducted its End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). As a result of the meeting, the Company believes that it understands the path forward for a one trial design for potential accelerated and full approval based upon a randomized Phase 3 trial assessing major response rate and progression free survival, respectively, as the primary endpoints in WM patients previously treated with a BTKi. The FDA and Cellectar agreed to utilize an Investigator Choice comparator approach, where investigators can select between one of two fixed duration treatments currently recommended by the NCCN guidelines. The initiation of this study is dependent on funding.

This meeting followed a November 2024 meeting where the FDA informed the Company that while the data from the CLOVER WaM study was meaningful, the FDA’s preferred route to accelerated approval of iopofosine in WM was via a one trial design approach which would be in alignment with the recently issued accelerated approval guidance.

CLOVER-WaM: Phase 2 Study in Patients with r/r Waldenstrom’s Macroglobulinemia

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

The study enrolled 65 WM patients who have received at least two prior lines of therapy, failed both lines of therapy including having failed or had a suboptimal response to a BTKi (i.e. ibrutinib). Patients in the trial received 4-doses of iopofosine over two cycles (cycle one: days 1, 15, and cycle two: days 57, 71) with each dose administered as a 15mCi/m2 infusion. The primary endpoint of the trial is major response rate (MRR) defined as a partial response (a minimum of a 50% reduction in IgM) or better in patients that receive a minimum total body dose (TBD) of 60 mCi with secondary endpoints of treatment-free survival (treatment-free remission), duration of response and progression-free survival. An independent data monitoring committee (iDMC) performed an interim safety and futility evaluation on the first 10 patients enrolled. If three of the 10 patients experienced a Clinically Significant Toxicity (CST) then the dose would have been reduced to 12.5 mCi/m2. We believed this design aligned with the feedback received from the FDA during the guidance meeting held in September 2020 and subsequent interactions. The FDA accepted the dose to be tested, our proposal for a safety and futility assessment to be conducted on the first 10 patients, the endpoint to be assessed, the statistical analysis plan and study size of approximately 50 patients in the mITT population (>60mCi TBD). Based upon this agreement, the pivotal study was initiated. The interim futility and safety assessment occurred in 2022 and the iDMC determined the study exceeded the futility threshold and that the CST threshold was not met, therefore the study should continue to enroll with no change to the dosing regimen. The study achieved full enrollment in the fourth quarter 2023 and topline safety data was reported on 45 patients meeting the criteria for the mITT population with a data cut-off date of January 3, 2024. Among mITT patients, median age was 71 years, median IgM level prior to treatment with iopofosine was 2,185, 90% were refractory to either a BTKi (18/36 50%) or anti-CD20 therapy (18/41 40%), with 26.7% multiclass refractory, and 80% of patients were previously treated with a BTKi therapy. Topline efficacy evaluable population (n=41) was defined as patients who were in the mITT and had follow up of at least 60 days post last dose. The CLOVER WaM study met its primary endpoint with a major response rate (MRR) of 58.2% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the agreed upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response not reached and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed real world data, which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. There were no treatment-related adverse events (TRAEs) leading to discontinuation. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (55%), neutropenia (37%), and anemia (26%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 2%. There were no treatment-related deaths in the study.

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

Phase 2a Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Patients in the r/r WM cohort all received TBD of ≥ 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Current data from our Phase 2a CLOVER-1 clinical study show a 100% ORR in six WM patients and an 83.3% major response rate with one patient achieving a complete response (CR), which reached 39 months post-last treatment. While median treatment free survival (TFS), also known as treatment free remission (TFR), and DOR have not been reached, the average treatment TFS/TFR is currently at 330 days. We believe this may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date. Based on study results, iopofosine was well tolerated, with the most common adverse events being cytopenias and fatigue.

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

Additional Pipeline Candidates

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads, as exemplified by our lead product candidates discussed above. Additional pipeline product candidates, listed below, may also result in improvements to the current standard of care (SOC) for the treatment of a broad range of human cancers:

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

Results of Operations

Research and development expenses. Research and development expenses consist of costs incurred in identifying, developing and testing, and manufacturing product candidates, which primarily include salaries and related expenses for personnel, cost of manufacturing materials and contract manufacturing fees paid to contract manufacturers and contract research organizations, fees paid to medical institutions for clinical studies. The Company analyzes its research and development expenses based on four categories as follows: clinical project costs, preclinical project costs, manufacturing and related costs, and general research and development costs that are not allocated to the functional project costs, including personnel costs, facility costs and related overhead costs.

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

Three Months Ended March 31, 2025 and 2024

Research and Development. Research and development expenses for the three months ended March 31, 2025, were approximately $3,427,000, compared to approximately $7,088,000 for the three months ended March 31, 2024.

The following table is a summary comparison of approximate research and development costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Variance
Clinical project costs	$1,366,000	$2,693,000	$(1,327,000)
Manufacturing and related costs	709,000	3,313,000	(2,604,000)
Pre-clinical project costs	507,000	21,000	486,000
General research and development costs	845,000	1,061,000	(216,000)
	$3,427,000	$7,088,000	$(3,661,000)

The overall decrease in research and development expense of approximately $3,661,000, or 52%, was primarily a result of decreased clinical project costs of approximately $1,327,000 and a decrease in manufacturing and related costs of approximately $2,604,000, driven by the conclusion of patient enrollment in our WM, partially offset by increased activity in our pre-clinical project costs.

General and administrative. General and administrative expense for the three months ended March 31, 2025, was approximately $2,974,000, compared to approximately $4,913,000 for the same period in 2024. The overall decrease in general and administrative expense of approximately $1,939,000, or 39%, was driven by costs associated with a decrease in commercialization and personnel costs.

Other income (expense), net. Other income (expense), net, for the three months ended March 31, 2025, was an expense of approximately $340,000, as compared to approximately $14,960,000 of expense in the same period of 2024, resulting almost exclusively from changes in warrant valuation. Fluctuations in the Company’s common stock price are the primary aspect of warrant valuation changes. Interest income decreased year-over-year to approximately $137,000 in 2025 as compared to approximately $320,000 in 2024. The Company’s cash on hand and increased interest rates drove the improved return.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the three months ended March 31, 2025, we generated a net loss of approximately $6.6 million and used approximately $9.4 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of March 31, 2025, our consolidated cash balance was approximately $13.9 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $11.3 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the fourth quarter of 2025. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, strategic alternatives such as mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending March 31, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, continuing through March 31, 2025, because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.. The risk factor below and the risk factors in our Annual Report on Form 10-K filed with the SEC on March 13, 2025 should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

If the Company’s exploration of strategic alternatives is unsuccessful, its financial condition and results of operations may be materially adversely affected.

As previously announced, the Company has engaged a financial advisor to assist it in evaluating potential strategic alternatives to enhance stockholder value. Strategic alternatives under consideration may include, but are not limited to mergers, acquisitions, business combinations, partnerships, joint ventures, licensing arrangements or other strategic transactions. The Company and its financial advisor have engaged in preliminary discussions with potential counterparties but there is no assurance that the potential strategic alternatives will lead to a definitive agreement. If the Company is unable to consummate a strategic transaction, or if there is any significant delay in closing such a transaction, the Company’s financial condition and results of operations may be materially adversely affected. In addition, the Company may be required to seek other alternatives which may include, among others, the sale of the Company or its assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Amended and Restated By-Laws of Cellectar Biosciences, Inc., effective as of March 11, 2025		8-K	March 17, 2025	3.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: May 13, 2025	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)