Form 10-Q
period 2025-06-30
Cellectar Biosciences, Inc.
filed 2025-08-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 3,192,040 shares of common stock, $0.00001 par value per share, as of August 12, 2025.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to identify a strategic partner with the resources to develop iopofosine I 131 (also known as iopofosine or CLR 131) or otherwise continue the development or pursue other strategic options in connection with iopofosine ;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to initiate a Phase 1 imaging and dose escalation safety study for CLR 121225 (CLR 125) and obtain the necessarty additional funding for such study;

●	our ability to initiate a Phase 1b dose finding study for CLR 125 and obtain the necessary additional funding for such study;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma//Waldenstrom macroglobulinemia, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,041,027	$23,288,607
Prepaid expenses and other current assets	1,576,579	961,665
Total current assets	12,617,606	24,250,272
Property, plant & equipment, net	647,549	757,121
Operating lease right-of-use asset	400,248	436,874
Other long-term assets	29,780	29,780
TOTAL ASSETS	$13,695,183	$25,474,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,678,713	$7,585,340
Warrant liability	1,095,926	1,718,000
Lease liability, current	92,022	84,417
Total current liabilities	5,866,661	9,387,757
Lease liability, net of current portion	361,487	409,586
TOTAL LIABILITIES	6,228,148	9,797,343
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY (DEFICIT):
Series E-2 preferred stock, 1,225 shares authorized; 35.60 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	520,778	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 1,812,040 and 1,535,996 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	18	15
Additional paid-in capital	264,958,619	261,116,351
Accumulated deficit	(259,394,403)	(247,342,463)
Total stockholders’ equity (deficit)	6,085,012	14,294,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,695,183	$25,474,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING EXPENSES:
Research and development	$2,389,801	$7,345,480	$5,816,896	$14,433,523
General and administrative	3,647,728	6,358,229	6,621,624	11,271,673
Total operating expenses	6,037,529	13,703,709	12,438,520	25,705,196

LOSS FROM OPERATIONS	(6,037,529)	(13,703,709)	(12,438,520)	(25,705,196)

OTHER INCOME (EXPENSE):
Gain (loss) on valuation of warrants	501,598	12,455,431	161,598	(2,504,915)
Interest income	88,020	328,907	224,982	648,756
Total other income (expense)	589,618	12,784,338	386,580	(1,856,159)
NET LOSS	$(5,447,911)	$(919,371)	$(12,051,940)	$(27,561,355)
NET LOSS PER SHARE — BASIC	$(3.39)	$(0.77)	$(7.66)	$(25.38)
NET LOSS PER SHARE — DILUTED	$(3.39)	$(5.43)	$(7.66)	$(25.38)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	1,608,799	1,193,981	1,572,598	1,086,102
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	1,608,799	1,248,210	1,572,598	1,086,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	691,470	$7	$182,924,410	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	35,971	1	3,972,539	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	329,670	3	33,983,568	—	—
Exercise of warrants for common stock	—	—	—	—	18,239	—	2,298,143	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	30,132	—	1,203,346	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	1,382,023	867.50	17,067,715	1,105,482	11	224,836,369	(229,403,000)	12,501,095
Stock-based compensation	—	—	—	—	—	—	799,249	—	799,249
Conversion of Series E-3 preferred stock into common stock	—	—	(427.50)	(9,224,112)	89,482	1	9,224,111	—	—
Net loss	—	—	—	—	—	—	—	(919,371)	(919,371)
Balance at June 30, 2024	111.11	$1,382,023	440.00	$7,843,603	1,194,964	$12	$234,859,729	$(230,322,371)	$12,380,973

Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,116,351	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	562,737	—	562,737
Net loss	—	—	—	—	—	—	—	(6,604,029)	(6,604,029)
Balance at March 31, 2025	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,679,088	$(253,946,492)	$8,253,389
Stock-based compensation	—	—	—	—	—	—	565,391	—	565,391
Exercise of warrants for common stock, net of issuance costs (Note 2)	—	—	—	—	276,044	3	2,714,140	—	2,714,140
Net loss	—	—	—	—	—	—	—	(5,447,911)	(5,447,911)
Balance at June 30, 2025	111.11	$1,382,023	35.60	$520,778	1,812,040	$18	$264,958,619	$(259,394,403)	$6,085,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,051,940)	$(27,561,355)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	111,859	154,511
Stock-based compensation expense	1,128,128	1,253,613
Change in operating lease right-of-use asset	36,626	31,467
Change in fair value of warrants	(161,598)	2,504,915
Changes in:
Prepaid expenses and other current assets	(614,914)	(1,148,228)
Lease liability	(40,494)	(22,126)
Accounts payable and accrued liabilities	(2,906,627)	(2,715,437)
Cash used in operating activities	(14,498,960)	(27,502,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	—	(42,909)
Cash used in investing activities	—	(42,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	2,251,380	43,849,468
Cash provided by financing activities	2,251,380	43,849,468
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,247,580)	16,303,919
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,288,607	9,564,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,041,027	$25,868,907
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of warrants to equity	$462,760	$4,800,000
Conversion of preferred stock to common stock	$—	$40,051,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATION

Cellectar Biosciences, Inc. (the Company) is a late-stage clinical biopharmaceutical company focused on the discovery and development of drugs for the treatment of cancer, leveraging the Company’s proprietary phospholipid drug conjugate™ (PDC™) delivery platform that specifically targets cancer cells and delivers improved efficacy and better safety as a result of fewer off-target effects.

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $259,394,000 as of June 30, 2025, and incurred a net loss of approximately $12,052,000 during the six months ended June 30, 2025. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $15 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2026. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of the Company or its assets, a merger or other strategic business combination, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the six months ended June 30, 2025 and 2024, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2025, and consolidated results of its operations, cash flows, and stockholders’ equity for the six months ended June 30, 2025 and 2024. The results for the six months ended June 30, 2025, are not necessarily indicative of future results.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of June 30, 2025. There were no fixed asset impairment charges recorded during the six months ended June 30, 2025 or 2024.

Right-of-Use Asset and Lease Liabilities — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease (see Note 8).

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the three and six months ended June 30, 2025 and 2024, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2025 and December 31, 2024.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2025 and December 31, 2024 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2025, and December 31, 2024, uninsured cash balances totaled approximately $10,586,000 and $22,837,000, respectively.

Government Assistance — Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million in additional grant funding to expand the Company’s ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Phase 1a into Phase 1b of the ongoing pediatric study.

During the three months ended June 30, 2025 and 2024, the Company received approximately $0 and $141,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

During the six months ended June 30, 2025 and 2024, the Company received approximately $0 and $465,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

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

Recently Adopted Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. The Company adopted this ASU on December 31, 2024 and the prior year to date period has been presented on a comparative basis (see Note 9).

2. STOCKHOLDERS’ EQUITY

June 2025 Warrant Inducement

On June 6, 2025, the Company, entered into definitive agreements for investors to immediately exercise certain outstanding warrants to purchase an aggregate of 276,044 shares of common stock, issued by the company on June 5, 2020, October 25, 2022 and July 21, 2024 (the “Existing Warrants”), at a reduced exercise price of $9.123 per share. The shares of common stock issuable upon exercise of the Existing Warrants are all registered, or their resale is registered, pursuant to effective registration statements. The company did not issue any new warrants as part of the agreements. The gross proceeds to the company from the exercise of the Existing Warrants was approximately $2.5 million, prior to deducting placement agent fees and offering expenses.

2025 Reverse Stock Split

At the annual stockholders’ meeting held on June 23, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between one-for-ten (1:10) to one-for-thirty (1:30) in order to satisfy requirements for the continued listing of the Company’s common stock on Nasdaq. The board of directors authorized the 1:30 ratio of the reverse split on June 18, 2025, and effective at the close of business on June 24, 2025, the Company’s certificate of incorporation was amended to effect a 1:30 reverse split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact authorized shares. The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

July 2024 Warrant Inducement

On July 21, 2024, the Company, entered into a warrant exercise inducement (the “Inducement”) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the “Series E-4 preferred stock”) which is convertible to 224,663 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $75.60 per share, in exchange for the Company’s issuance of new warrants (the “Inducement Warrants”), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

The Inducement Warrants have the following terms:

●	The 2024 Tranche A warrants have an exercise price of $75.60 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that the FDA has assigned a Prescription Drug User Fee Act goal date for review of iopofosine I 131, and (ii) July 21, 2029.
●	The 2024 Tranche B warrants have an exercise price of $120.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131, and (ii) July 21, 2029.
●	The 2024 Tranche C warrants have an exercise price of $165.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that it has recorded quarterly gross revenues from sales of iopofosine I 131 in the United States in excess of $10 million and (ii) July 21, 2029.

The warrants do not qualify under the equity classification guidance because of a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders. As a result, and in accordance with the guidance in ASC 815, the warrants issued in July 2024 are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

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

As of December 31, 2024, all of the Series E-4 preferred stock issued in the July 2024 financing has been converted into 224,663 shares of common stock.

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

The conversion prices for the preferred stock are as follows: for the Series E-1 or E-2 preferred stock, $54.60 per share of common stock, or a total of 448,717 shares of common stock; for the Series E-3 preferred stock, $95.55 per share of common stock, or a total of 461,538 shares of common stock; and for the Series E-4 preferred stock, $143.325 per share of common stock, or a total of 239,316 shares of common stock, in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The warrants were exercisable as follows:

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

As of December 31, 2023, the Tranche A and Tranche B warrants did not qualify as derivatives; however, they did not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in FASB ASC 815, the warrants were deemed to be liabilities. The Tranche B warrants do not qualify as derivatives and meet the requirements necessary to be considered indexable in the Company’s stock. The warrants do not qualify under the equity classification guidance Due to because of a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders. As a result, and in accordance with the guidance in ASC 815, the Tranche B warrants continue to be deemed liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. As discussed above, the majority of the Tranche B warrants were exercised in July 2024. See Note 3 for the related valuation.

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

During the twelve months ended December 31, 2024, 284.16 shares of Series E-2 preferred stock were converted into 104,087 shares of common stock. There remain 35.60 shares of Series E-2 preferred stock outstanding as of June 30, 2025.

In January 2024, the Company released topline data from its pivotal, Phase 2b CLOVER WaM trial. In accordance with the terms of the Tranche A warrant, the warants’ expiration accelerated to 10 trading days after the topline data release. Warrant holders exercised the Tranche A warrants in their entirety, resulting in the Company issuing 2,205.00 shares of Series E-3 preferred stock, which were convertible to common stock at the stated rate of $95.55 per share, and receiving gross proceeds of $44.1 million and net proceeds of $42.8 million (see Note 3).

As of June 30, 2025, all of the Series E-3 preferred stock has been converted into 461,538 shares of common stock.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering of 109,171 shares of the Company’s common stock at $62.55 per share and warrants to purchase up to an aggregate of 109,171 shares of common stock in a concurrent private placement priced at-the-market under Nasdaq rules. In a separate concurrent private placement transaction, the Company offered and sold pre-funded warrants to purchase an aggregate of 62,531 shares of common stock and warrants to purchase an aggregate of 62,531 shares of common stock. The warrants are immediately exercisable at an exercise price of $58.80 per share and will expire on the fifth anniversary of the closing date. Each pre-funded warrant had a purchase price of $62.5497, is immediately exercisable at an exercise price of $0.00001 per share and will not expire until exercised in full. The registered direct offering and private placements resulted in total gross proceeds of approximately $10.7 million with net proceeds to the Company of approximately $9.6 million after deducting estimated offering expenses.

During the twelve months ended December 31, 2024, 35,971 pre-funded warrants, which was the entirety of the quantity still outstanding, were converted into 35,971 shares of common stock, and 18,239 warrants issued in October 2022 were exercised for net proceeds of approximately $1.1 million. See the June 2025 Warrant Inducement caption above for exercises of these warrants during 2025.

The following table summarizes information with regard to outstanding warrants to purchase stock as of June 30, 2025:

	Number of Common
	Shares Issuable
	Upon Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2024 Tranche A Warrants	158,728	$75.60	July 21, 2029
2024 Tranche B Warrants	149,107	$120.00	July 21, 2029
2024 Tranche C Warrants	75,912	$165.00	July 21, 2029
2023 Tranche B Preferred Warrants	14,652	$143.25	September 8, 2028
2022 Common Warrants	123,609	$58.80	October 25, 2027
Total	522,008

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature. As of June 30, 2025, the Company does not have any Level 1 or Level 2 liabilities.

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $830,000 and $1,200,000 as of June 30, 2025, and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Volatility	110.00-112.00%	80.60-104.00%
Risk-free interest rate	3.70-3.80%	3.50-4.20%
Expected life (years)	3.30-4.10	0.50-4.80
Dividend	0%	0%

September 2023 Warrants

As part of the September 2023 financing (see Note 2) the Company issued Tranche A and Tranche B warrants (the 2023 Warrants) to purchase shares of preferred stock which, on an as-converted basis, represented an aggregate of 700,854 shares of common stock. The fair value of the Tranche A and B warrants was determined using a probability-weighted expected return method (PWERM) with a scenario-based Monte Carlo simulation and Black-Scholes model. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information that impacts the assumptions is obtained. The quantitative elements associated with the inputs impacting the fair value measurement of the 2023 Warrants include the value per share of the underlying common stock, the timing, form and overall value of the expected exits for the stockholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock.

As previously described, all of the Tranche A warrants were exercised in January 2024. Additionally, in July 2024, the holders of the Tranche B warrants exercised all but 105.00 of the Tranche B warrants outstanding. As a result, those warrants were marked-to-market on July 21, 2024, the date of the exercise and subsequent settlement.

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $15,000 and $26,000 as of June 30, 2025 and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Volatility	100.17-103.10%	105%
Risk-free interest rate	3.74-3.89%	4.20-4.30%
Expected life (years)	3.19-3.44	0.80-4.20
Dividend	0%	0%

At the time the Tranche A warrants were exercised, their fair value, calculated as the difference between the common stock conversion rate in the Series E-3 preferred stock and the trading price of the stock when the warrants were exercised, was determined to be $4,800,000. As a result of the settlement of the Tranche A warrants relieving the Company of any further related obligation, the liability was reclassified to equity in accordance with ASC 815. The Tranche B warrants continue to be classified as a liability because of a cash settlement feature in the agreement.

October 2022 Warrants

In October 2022 the Company issued a total of 171,703 common warrants that are immediately exercisable with a five-year life and a strike price of $58.80 for shares of common stock (the 2022 Common Warrants), and 62,531 pre-funded warrants (the 2022 Pre-Funded Warrants) to acquire shares of common stock. The 2022 Pre-Funded Warrants are exercisable by the holder upon payment of the par value of the common stock and are classified as Level 2 liabilities as their value is equal to the Company’s common stock value less the par value.

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

	June 30,	December 31,
	2025	2024
Volatility	124.80%	117.50%
Risk-free interest rate	3.72%	4.27%
Expected life (years)	2.30	2.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy for the six months ended June 30, 2025 and 2024:

	2025	2024
Beginning warrant fair value	$1,718,000	$13,131,691
Change in warrant fair value	421,986	1,521,582
Settlement of warrants to equity	(1,044,060)	(6,025,676)
Ending warrant fair value	$1,095,926	$8,627,597

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

At the annual meeting of stockholders held on June 14, 2024, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2021 Stock Incentive Plan by 233,333 to 312,296.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Employee and director stock option grants:
Research and development	$104,253	$74,450	$203,363	$143,225
General and administrative	461,138	724,799	924,765	1,110,387
Total stock-based compensation	$565,391	$799,249	$1,128,128	$1,253,612

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

Exercise prices for all grants made during the six months ended June 30, 2025 and June 30, 2024, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2025 or 2024 because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation as a result of the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarter ended June 30, 2024, the common warrants issued in October 2022 were dilutive. In all other periods presented, all outstanding warrants were antidilutive.

Three months ended June 30, 2024
Net loss	$(919,371)
Dilutive effect of warrant liability	(5,855,431)
Net loss allocated to common shares	$(6,774,802)

Weighted average common shares outstanding - basic	1,193,981
Dilutive effect of warrant liability	54,229
Weighted average common shares outstanding - diluted	1,248,210

Net loss per share - diluted	$(5.43)

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Warrants	522,008	264,379	522,008	404,414
Preferred shares on an as-converted-into-common-stock basis	16,743	133,086	16,743	133,086
Stock options	212,167	178,487	212,167	178,487
Total potentially dilutive shares	750,918	575,952	750,918	715,987

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2025:

Years ending December 31,
Remaining period of 2025	$73,000
2026	150,000
2027	153,000
2028	156,000
Thereafter	52,000
Total undiscounted lease payments	584,000
Less: Imputed interest	(130,000)
Present value of lease liabilities	$454,000

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

The following table presents certain financial data for the Company’s one reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development:
Phase 2 study in WM	$495,000	$2,791,000	$1,128,000	$4,985,000
Phase 1 study in pediatric tumors	243,000	1,160,000	976,000	1,659,000
Manufacturing and related costs	871,000	2,628,000	1,580,000	5,941,000
Pre-clinical projects cost	145,000	31,000	652,000	52,000
General research and development costs	636,000	735,000	1,481,000	1,797,000
General and administrative	3,648,000	6,358,000	6,622,000	11,272,000
Other segment items	(590,000)	(12,784,000)	(387,000)	1,856,000
Segment and consolidated net loss	$5,448,000	$919,000	$12,052,000	$27,562,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

10. SUBSEQUENT EVENTS

On July 2, 2025, the Company completed an underwritten public offering for gross proceeds of approximately $6.9 million, prior to deducting underwriting commissions and offering expenses. The offering was composed of (i) 1,045,000 Class A Units (which includes 180,000 Class A Units issued pursuant to the Underwriter’s exercise of the over-allotment option in full) with each Class A Unit consisting of (a) one share of common stock and (b) one common warrant to purchase one share of common stock (the “Common Warrants”), and (ii) 335,000 Class B Units with each Class B Unit consisting of (a) one pre-funded common stock purchase warrant to purchase one share of common stock (“Pre-funded Warrants”) and (b) one Common Warrant. The price per Class A Unit is $5.00 and the price per Class B Unit is $4.99999 (collectively, the “Offering”). The Common Warrants have an exercise price of $5.25 per share, are exercisable upon issuance, and have a term expiring five years from issuance.

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

The Company is primarily focused on the development of its radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. Our three lead programs are: CLR 121125 (CLR 125), an iodine-125 Auger-emitting program, prepared to enter a clinical trial in 2025; CLR 121225 (CLR 225), an actinium-225 based program; and iopofosine I 131 (iopofosine I 131, or simply iopofosine), a beta-emitting iodine-131 based program which has been studied extensively, as described below. On June 4, 2025, the Company announced that the U.S Food and Drug Administration (the “FDA”) granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of relapsed/refractory Waldenstrom macroglobulinemia (r/r WM).

●	CLR 125, the Auger-emitting PRC, utilizes iodine-125 and has been observed to show tolerability with minimal toxicities in animal models. Additionally, the Company observed CLR 125 to have good activity in multiple solid tumor models, especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. The Company believes that this means that to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. The Company believes that CLR 125 achieves this because of the Company’s novel phospholipid ether drug conjugate platform. CLR 125 is prepared to be the subject of a Phase 1b dose finding study in the second half of 2025 as described below, subject to our ability to obtain additional financing.
●	CLR 225, the alpha-emitting, actinium-225 based PRC has been observed to show activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. The Company observed CLR 121225 to be well tolerated in these models with the animals showing no adverse events at the highest doses tested. The Company also observed that the compound has excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed the compound’s proportional dose response with a single dose providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is currently prepared to initiate a Phase 1 imaging and dose escalation safety study in the second half of 2025, subject to our ability to obtain additional financing.

●	Iopofosine, the beta-emitting PRC, utilizes iodine-131 and was studied in our CLOVER WaM Phase 2 study of iopofosine in patients with relapsed/refractory (r/r) Waldenstrom’s macroglobulinemia (WM) where it was observed to result in statistically significant outcomes on both primary and secondary endpoints, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 investigator-initiated study conducted by the University of Wisconsin Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed. As with all clinical trials, adverse events, serious adverse events or fatalities may arise during a clinical trial resulting from medical problems that may not be related to clinical trial treatments. Furthermore, because of recent communications with the FDA regarding a confirmatory study to support accelerated approval and the regulatory submission for iopofosine, the Company is, in addition to determining the availability of funding for such a study, pursuing strategic options for the further development and commercialization of this product candidate. As part of our previous announcement to seek a full range of strategic alternatives, we have initiated a process that includes identifying a strategic partner with the resources to develop iopofosine I 131.

Clinical and Preclinical Pipeline

CLR 125 Proposed Study

In preclinical, in vivo evaluations of CLR 125, utilizing triple-negative breast cancer (TNBC) models, the compound was observed to have tumor uptake at a substantially higher rate than that of healthy tissue. Additionally, no signs of end-organ toxicity were observed, including hematological toxicity.

The company plans to initiate a Phase 1b clinical study in TNBC with CLR 125. We expect the study to be a Phase 1b, randomized, open-label, multi-center study comparing the safety and efficacy of CLR 125 in patients with advanced TNBC who are relapsed/refractory (r/r) to at least one prior therapy. Three dose levels will be assessed in parallel, with enrollment of patients in a 1:1:1 manner. We expect that each arm will have a minimum of 15 evaluable patients. CLR 125 will be administered as a fractionated dose on Day 1 and Day 3 for cycle 1 and repeat approximately every 8-weeks for subsequent cycles. Depending on arm assignments, patients will receive between two and four cycles. An expansion arm may consist of at least 15 patients following evaluation of the three dose levels by the data monitoring committee (DMC).

We anticipate a maximum of 75 patients to be enrolled in the trial. Safety and tolerability of CLR 125 will be assessed by physical examination, Eastern Cooperative Oncology Group (ECOG) performance status, vital signs, laboratory changes over time, ECGs and adverse events of special interest. Efficacy of CLR 125 will be assessed by CT (or MRI if needed) examinations obtained at six-week intervals following the initial dose of CLR 125.

The study objective is to determine the Phase 2 dosing level with secondary endpoints including safety, tolerability, initial response assessment and distribution.

Preclinical Evaluations of CLR 225

In preclinical, in vivo evaluations of CLR 225, utilizing a pancreatic cancer model, the compound was observed to reduce tumor volume and improved survival benefit at four different dosing levels. Observed biodistribution exhibited substantial uptake in the tumor while remaining low in healthy tissue.

Clinical Studies in Iopofosine

The CLOVER-1 Phase 2 study of iopofosine, conducted in r/r B-cell malignancies, met the primary efficacy endpoints from the Part A dose-finding portion. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is closed to enrollment but ongoing with patients in follow-up. Fatalities have occurred in patients post-treatment with iopofosine.

The CLOVER WaM study was designed as a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a Bruton tyrosine kinase inhibitor (BTKi). The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-WaM was a single-arm study with a target enrollment of 50 patients. Based upon the data from September 2024, the CLOVER WaM study enrolled a total of 55 patients in the modified Intent to Treat (mITT) population and met its primary endpoint with a major response rate (MRR) of 58.2% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response not reached at 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed historic real world data which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Overall, 45 (69.2%) patients had prior exposure to at least 3 drug classes and 19 (29.2%) patients had prior exposure to at least 4 drug classes of anti-cancer therapies. Forty-eight (73.8%) patients had prior exposure to a BTKi of which 37 (77.1%) were deemed to be refractory to BTKis. Forty-three (66.2%) patients were exposed to BTKi and anti-CD20 antibody with 25 (58.1%) being refractory to both BTKi and anti-CD-20 antibodies. Thirty-seven (56.9%) patients had prior exposure to BTKi, anti-CD20 antibody, and chemotherapy and 18 (48.6%) patients were refractory to all three classes of drugs, BTKi, anti-CD20 antibody, and chemotherapy. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. The safety population was 65 patients which was composed of patients that received at least a single dose of iopofosine I 131 but did not receive enough drug to be assessed for efficacy. There were 3 (4.6%) patients that experienced treatment-related adverse events (TRAEs) leading to discontinuation. The rates of greater TRAEs observed in more than 10% of patients included thrombocytopenia (56 [86.2%] patients), neutropenia (52 [80.0%] patients), anemia (42 [64.6%] patients) and decreased white blood cell count (21 [32.3%] patients) among hematologic toxicities and fatigue (22 [33.8%] patients), nausea (19 [29.2%] patients and diarrhea (13 [20.0%] patients) among non-hematologic toxicities. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (53 [81.5%] patients), neutropenia (43 [66.2%] patients), anemia (31 [47.7%] patients), decreased white blood cell count (18 [27.7%]), decreased lymphocyte count 8 (12.3%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 10.8%. There were no treatment-related deaths in the study.

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies and is now enrolling an MM and CNSL expansion cohort (Phase 2b). The Phase 2b study will evaluate highly refractory MM patients in triple class, quad- and penta-drug refractory patients, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM and to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment, and the final clinical study report is expected in the first half of 2025. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

The CLOVER-2 Phase 1a pediatric study an open-label, sequential-group, dose-escalation study was conducted internationally at seven leading pediatric cancer centers. The study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The maximum tolerated dose was determined to be greater than 60mCi/m2 administered as a fractionated dose. CLOVER-2 Phase 1b study is an open-label, international dose-finding study evaluating two different doses and dosing regiments of iopofosine in r/r pediatric patients with high grade gliomas. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act. This study is partially funded (~$2M) by a National Institutes of Health SBIR grant from the National Cancer Institute.

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

Phase 3 Study in Patients with r/r Waldenstrom’s macroglobulinemia

On March 6, 2025 the Company conducted its End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). As a result of the meeting, the Company believes that it understands a path forward for a one trial design for potential accelerated and full approval based upon a randomized Phase 3 trial assessing major response rate and progression free survival, respectively, as the primary endpoints in WM patients previously treated with a BTKi. The FDA and Cellectar agreed to utilize an Investigator Choice comparator approach where investigators can select between one of two fixed duration treatments currently recommended by the NCCN guidelines. The initiation of this study is dependent on funding.

This meeting followed a November 2024 meeting where the FDA informed the Company that while the data from the CLOVER WaM study was meaningful, the FDA’s preferred route to accelerated approval of iopofosine in WM was via a one trial design approach in alignment with the recently issued accelerated approval guidance.

PDC Platform

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

Our PDC platform is designed to provide selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor; a primary tumor, or a metastatic tumor; and cancer stem cells. The PDC platform’s mechanism of entry is designed not to rely upon a specific cell surface epitope or antigen as are required by other targeted delivery platforms but rather a unique change in the tumor cell membrane. Our PDC platform takes advantage of a metabolic pathway (beta oxidation) utilized by nearly all tumor cell types in all stages of the tumor cycle. Tumor cells modify the cell membrane to create specific, highly organized microdomains by which to transport lipids and long chain fatty acids into the cytoplasm, as a result of the utilization of this metabolic pathway. Our PDCs are designed to bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which we believe can enhance drug efficacy. The direct intracellular delivery allows our molecules to avoid the specialized, highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver payloads that previously could not be delivered in this targeted manner. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number presented on the cell surface, limiting total potential uptake and resulting in heterogenous uptake across the tumor, have longer cycling time from internalization to relocation on the cell surface, again diminishing their availability for binding, and are not present on all of the tumor cells because of the heterogenous nature of cancer cells, further increasing the unequal distribution of the drug across the tumor. This means a subpopulation of tumor cells always exists that cannot be addressed by therapies targeting specific surface epitopes. Additionally, epitopes utilized are often present on normal tissue, resulting in off-target toxicities.

Beyond the benefits provided by the mechanism of entry, the PDC platform features include the capacity to link with almost any molecule, provide a significant increase in targeted oncologic payload delivery, a more uniform delivery and the ability to target all types of tumor cells. As a result, we believe that we can create PDCs to treat a broad range of cancers with the potential to improve the therapeutic index of oncologic drug payloads, enhance or maintain efficacy while also reducing adverse events by minimizing drug delivery to healthy cells, and increasing delivery to cancerous cells and cancer stem cells.

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

CLOVER 2: Phase 1 Study in r/r Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

In December 2017, the Division of Oncology at the FDA accepted our IND and study design for the Phase 1 study of iopofosine in children and adolescents with select rare and orphan designated cancers. This study was initiated during the first quarter of 2019. In December 2017, we submitted an IND application for r/r pediatric patients with select solid tumors, lymphomas and malignant brain tumors. The Phase 1 clinical study of iopofosine was an open-label, sequential-group, dose-escalation study evaluating the safety and tolerability of intravenous administration of iopofosine in children and adolescents with relapsed or refractory malignant solid tumors (neuroblastoma, Ewing’s sarcoma, osteosarcoma, rhabdomyosarcoma) and lymphoma or recurrent or refractory malignant brain tumors for which there are no standard treatments. Secondary objectives of the study are to identify the recommended efficacious dose of iopofosine and to determine preliminary antitumor activity (treatment response) of iopofosine in children and adolescents. In 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma.

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

Phase 1 Study in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant of $12,000,000 from the NCI and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical study enrolling up to 30 patients combining iopofosine and external beam radiation treatment (EBRT) with recurrent HNC in the fourth quarter of 2019. UWCCC has completed the part A portion of a safety and tolerability study of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory HNC. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with HNC typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 – 3 Gy daily doses over a six-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the study was to assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients. This portion of the study has fully enrolled, and data were reported at the ASTRO 2024 conference on March 2, 2024. Complete remission was achieved in 64% of patients, with an ORR of 73% (n=11). Prior to treatment with iopofosine I 131, six patients had multiple recurrences, and one had metastatic disease, both of which are indicative of poor outcomes. Additionally, in the study we observed durability of tumor control with an overall survival of 73% and progression free survival of 36% at 12 months. Eleven patients (92%) experienced a treatment-related adverse event. Treatment-related adverse events of grade 3 or higher occurring in 20% or more patients were thrombocytopenia (75%), lymphopenia (75%), leukopenia (75%), neutropenia (67%), and anemia (42%). Observed adverse events were consistent with the known toxicity profile of iopofosine I 131, with cytopenias being the most common. All patients recovered. We believe that these data support the notion of enhanced patient outcomes when combining the use of iopofosine I 131 in combination with external beam radiation for a treatment of solid tumors.

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

Recent Developments

Breakthrough Designation

On June 4, 2025, we announced that the FDA has granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of relapsed/refractory Waldenstrom macroglobulinemia (r/r WM).

Regulatory Pathway – FDA

We plan to submit an NDA to the FDA for accelerated approval of iopofosine I 131 as a treatment for WM subject to sufficient funding and once a confirmatory trial is underway. The submission would be supported by data from the Phase 2b CLOVER WaM clinical trial demonstrating a statistically significant major response rate compared to a null hypothesis of 20% and meaningful duration of response. The data set now includes the FDA-requested 12-month follow-up results on all patients from the trial and new subset analysis of data from patients immediately following Bruton Tyrosine Kinase inhibitor (BTKi) treatment failures regardless of line of therapy.

Regulatory Pathway – EMA

We received a response from the EMA regarding scientific advice on the Company’s submission for Conditional Market Authorization (CMA). The submission to EMA included data from our Phase 2b CLOVER WaM clinical trial where we observed a statistically significant major response rate and meaningful duration of response, and an integrated summary of safety for all patients treated with iopofosine I 131 for hematologic malignancies. A meeting has been scheduled with the EMA regarding their final decision on whether they support our plan to submit for a CMA. The response is expected by late third quarter or early fourth quarter 2025.

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

Three Months Ended June 30, 2025 and 2024

Research and Development. Research and development expenses for the three months ended June 30, 2025, were approximately $2,390,000, compared to approximately $7,345,000 for the three months ended June 30, 2024.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Variance
Clinical project costs	$738,000	$3,951,000	$(3,213,000)
Manufacturing and related costs	871,000	2,628,000	(1,757,000)
Pre-clinical project costs	145,000	31,000	114,000
General research and development costs	636,000	735,000	(99,000)
	$2,390,000	$7,345,000	$(4,955,000)

The overall decrease in research and development expense was approximately $4,955,000, or 67%. The reduction is spending was composed primarily of decreased clinical project costs and manufacturing and related costs resulting from the conclusion of patient enrollment in our CLOVER WaM Phase 2b clinical trial.

General and administrative. General and administrative expense for the three months ended June 30, 2025, was approximately $3,648,000, compared to approximately $6,358,000 for the same period in 2024. The overall decrease in general and administrative expense of approximately $2,710,000, or 43%, was driven by costs associated with a decrease in pre-commercialization activities and personnel costs.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2025, was approximately $590,000, as compared to approximately $12,784,000 in the same period of 2024, resulting almost exclusively from changes in warrant valuation, which are non-cash in nature, and are primarily impacted by fluctuation s in the Company’s common stock price. Interest income decreased year-over-year to approximately $88,000 in 2025 as compared to approximately $329,000 in 2024. The Company’s lower amounts of invested funds drove the reduction.

Six Months Ended June 30, 2025 and 2024

Research and Development. Research and development expenses for the six months ended June 30, 2025, were approximately $5,817,000, compared to approximately $14,434,000 for the six months ended June 30, 2024.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Variance
Clinical project costs	$2,104,000	$6,644,000	$(4,540,000)
Manufacturing and related costs	1,580,000	5,941,000	(4,361,000)
Pre-clinical project costs	652,000	52,000	600,000
General research and development costs	1,481,000	1,797,000	(316,000)
	$5,817,000	$14,434,000	$(8,617,000)

The overall decrease in research and development expense of approximately $8,617,000, or 60%, was primarily a result of decreased clinical project costs of approximately $4,540,000 and a decrease in manufacturing and related costs of approximately $4,361,000, driven by the conclusion of patient enrollment in our WM, partially offset by increased activity in our pre-clinical project costs.

General and administrative. General and administrative expense for the six months ended June 30, 2025, was approximately $6,622,000, compared to approximately $11,272,000 for the same period in 2024. The overall decrease in general and administrative expense of approximately $4,650,000, or 41%, was driven by costs associated with a decrease in pre-commercialization and personnel costs.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2025, was approximately $387,000, as compared to approximately $1,856,000 of expense in the same period of 2024, resulting almost exclusively from changes in warrant valuation. These impacts are non-cash in nature and are largely driven by fluctuations in the Company’s common stock price. Interest income decreased to approximately $225,000 in the six months ended June 30, 2025, as compared to approximately $649,000 for the same period in 2024. Reduced amounts of invested funds in the current year were the primary driver of the reduction.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the six months ended June 30, 2025, we generated a net loss of approximately $12.1 million and used approximately $14.5 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of June 30, 2025, our consolidated cash balance was approximately $11 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $15 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2026. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, strategic alternatives such as mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending June 30, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, continuing through June 30, 2025, because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. The risk factor below and the risk factors in our Annual Report on Form 10-K filed with the SEC on March 13, 2025 should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Our regulatory strategy may not result in the approval of iopofosine I 131 by the FDA, EMA or any other regulatory authority. Regulatory authorities have substantial discretion in the approval process and may find that iopofosine I 131 does not meet approval requirements. In addition, we may not be able to raise additional funds required to execute our regulatory strategy.

We plan to submit an NDA to the FDA for accelerated approval of iopofosine I 131 for the treatment of WM patients that have received two prior lines of therapy, including a BTKi. We are also continuing our dialogue with the EMA regarding a possible conditional marketing approval submission. FDA, EMA and other regulatory authorities have substantial discretion in the drug approval process. They may refuse to file, refuse to review, or reject our NDA, or equivalent application, for a variety of reasons. They may determine that the CLOVER WaM trial or our other clinical trials for iopofosine I 131 did not meet safety and efficacy endpoints, even if we believe the trials did. They may decide that our data, sample size, trial design and other information are insufficient for approval. They may also disagree with the design of our proposed confirmatory study. They may require additional preclinical, clinical or other studies.

Our existing cash and cash equivalents are not sufficient to execute our regulatory strategy. We view raising additional funds as a precursor to submission of an NDA and initiation of our proposed confirmatory study. Additional funds will also be required to continue our potential EMA approval process.

We may not be able to raise additional funds. If we are able to raise additional funds, such funds may not be sufficient to execute our regulatory strategy. Even if we raise funds that we believe are sufficient to execute our regulatory strategy, the FDA, EMA and other regulatory authorities may not approve iopofosine I 131. If we are unable to execute our regulatory strategy, our business, financial position, results of operations, prospects and stock price may be materially adversely affected and we may be required to seek other alternatives which may include, among others, the sale of the Company or its assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection. See also “Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our existing cash and cash equivalents will not be sufficient to progress CLR 125 through a Phase 1b dose finding study preliminary data readout and we will require additional funding to do so. If no additional sources of funding materialize, the Company may be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

We do not expect that our existing cash and cash equivalents will be sufficient to progress CLR 125 through a Phase 1b dose-finding study. As such, our ability to progress through final data readout and our current operating plan will continue to depend on our ability to obtain additional funding from the sale of equity and/or debt securities, strategic transactions or other sources of capital.

Our ability to obtain additional funding on acceptable terms or at all is subject to a variety of risks and uncertainties outside of our control. Those risks and uncertainties are further exacerbated since the Company is not expected to have any readouts of its data from the Phase 1b dose finding study of CLR 125 in close proximity to the time when it may need to seek additional funding.

The Company plans to continue actively pursuing additional funding, however, there can be no assurance that such additional funding can be obtained. If no additional sources of funding materialize, the Company may be required to seek other alternatives which may include, among others, the sale of Company or its assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

CELLECTAR BIOSCIENCES, INC.

Date: August 14, 2025	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)