Form 10-Q
period 2025-09-30
Cellectar Biosciences, Inc.
filed 2025-11-13
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 4,240,134 shares of common stock, $0.00001 par value per share, as of November 10, 2025.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	our projected operating results, including research and development expenses;
●	our ability to identify a strategic partner with the resources to develop iopofosine I 131 (also known as iopofosine or CLR 131) or otherwise continue the development or pursue other strategic options in connection with iopofosine ;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to initiate a Phase 1 imaging and dose escalation safety study for CLR 121225 (CLR 125) and obtain the necessary additional funding for such study;

●	our ability to initiate a Phase 1b dose finding study for CLR 125 and obtain the necessary additional funding for such study;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma//Waldenstrom macroglobulinemia, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,554,289	$23,288,607
Prepaid expenses and other current assets	1,067,409	961,665
Total current assets	13,621,698	24,250,272
Property, plant & equipment, net	595,271	757,121
Operating lease right-of-use asset	380,841	436,874
Other long-term assets	29,780	29,780
TOTAL ASSETS	$14,627,590	$25,474,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,014,682	$7,585,340
Warrant liability	801,650	1,718,000
Lease liability, current	96,034	84,417
Total current liabilities	4,912,366	9,387,757
Lease liability, net of current portion	335,895	409,586
TOTAL LIABILITIES	5,248,261	9,797,343
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY:
Series E-2 preferred stock, 1,225 shares authorized; 35.60 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	520,778	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 3,192,040 and 1,535,996 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	32	15
Additional paid-in capital	271,314,776	261,116,351
Accumulated deficit	(263,838,280)	(247,342,463)
Total stockholders’ equity	7,997,306	14,294,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,627,590	$25,474,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING EXPENSES:
Research and development	$2,523,305	$5,493,496	$8,340,200	$19,927,019
General and administrative	2,327,391	7,834,181	8,949,015	19,105,853
Total operating expenses	4,850,696	13,327,677	17,289,215	39,032,872

LOSS FROM OPERATIONS	(4,850,696)	(13,327,677)	(17,289,215)	(39,032,872)

OTHER INCOME (EXPENSE):
Warrant issuance expense	—	(7,743,284)	—	(7,743,284)
Gain (loss) on valuation of warrants	294,276	6,088,355	455,874	3,583,440
Interest income	112,543	317,887	337,525	966,643
Total other income (expense)	406,819	(1,337,042)	793,399	(3,193,201)
NET LOSS	$(4,443,877)	$(14,664,719)	$(16,495,816)	$(42,226,073)
NET LOSS PER SHARE — BASIC	$(1.41)	$(11.18)	$(7.82)	$(36.35)
NET LOSS PER SHARE — DILUTED	$(1.41)	$(12.13)	$(7.82)	$(41.79)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	3,162,040	1,311,197	2,108,234	1,161,681
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	3,162,040	1,326,474	2,108,234	1,184,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	691,470	$7	$182,924,410	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	454,363	—	454,363
Conversion of pre-funded warrants into common shares	—	—	—	—	35,971	1	3,972,539	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(1,575.00)	(33,983,571)	329,670	3	33,983,568	—	—
Exercise of warrants for common stock	—	—	—	—	18,239	—	2,298,143	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(82.26)	(1,203,346)	30,132	—	1,203,346	—	—
Net loss	—	—	—	—	—	—	—	(26,641,983)	(26,641,983)
Balance at March 31, 2024	111.11	1,382,023	867.50	17,067,715	1,105,482	11	224,836,369	(229,403,000)	12,501,095
Stock-based compensation	—	—	—	—	—	—	799,249	—	799,249
Conversion of Series E-3 preferred stock into common stock	—	—	(427.50)	(9,224,112)	89,482	1	9,224,111	—	—
Net loss	—	—	—	—	—	—	—	(919,371)	(919,371)
Balance at June 30, 2024	111.11	$1,382,023	440.00	$7,843,603	1,194,964	$12	$234,859,729	$(230,322,371)	$12,380,973
Stock-based compensation	—	—	—	—	—	—	1,534,054	—	1,534,054
Issuance of E-4 preferred stock net of issuance costs	—	—	1,610.00	15,914,632	—	—	—	—	15,914,632
Conversion of Series E-2 preferred stock into common stock	—	—	(87.90)	(1,285,851)	32,198	—	1,285,851	—	—
Conversion of Series E-4 preferred stock into common stock	—	—	(896.00)	(8,856,840)	125,030	1	8,856,839	—	—
Stock option exercise into common stock	—	—	—	—	26	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,664,719)	(14,664,719)
Balance at September 30, 2024	111.11	$1,382,023	1,066.10	$13,615,544	1,352,218	$13	$246,536,473	$(244,987,090)	$15,164,940

Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,116,351	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	562,737	—	562,737
Net loss	—	—	—	—	—	—	—	(6,604,029)	(6,604,029)
Balance at March 31, 2025	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,679,088	$(253,946,492)	$8,253,389
Stock-based compensation	—	—	—	—	—	—	565,391	—	565,391
Exercise of warrants for common stock, net of issuance costs (Note 2)	—	—	—	—	276,044	3	2,714,140	—	2,714,143
Net loss	—	—	—	—	—	—	—	(5,447,911)	(5,447,911)
Balance at June 30, 2025	111.11	$1,382,023	35.60	$520,778	1,812,040	$18	$264,958,619	$(259,394,403)	$6,085,012
Stock-based compensation	—	—	—	—	—	—	567,788	—	567,788
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	—	—	1,045,000	11	5,788,369	—	5,788,380
Exercise of prefunded warrants for common stock	—	—	—	—	335,000	3	—	—	3
Net loss	—	—	—	—	—	—	—	(4,443,877)	(4,443,877)
Balance at September 30, 2025	111.11	$1,382,023	35.60	$520,778	3,192,040	$32	$271,314,776	$(263,838,280)	7,997,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,495,816)	$(42,226,073)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	164,136	223,082
Stock-based compensation expense	1,695,916	2,787,666
Warrant issuance expense	—	7,743,284
Change in operating lease right-of-use asset	56,033	48,117
Change in fair value of warrants	(455,874)	(3,583,440)
Changes in:
Prepaid expenses and other current assets	(105,744)	(747,593)
Lease liability	(62,074)	(40,232)
Accounts payable and accrued liabilities	(3,570,658)	(874,334)
Cash used in operating activities	(18,774,081)	(36,669,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	—	(42,909)
Cash used in investing activities	—	(42,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	2,251,380	61,410,815
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs (Note 2)	5,788,380	—
Issuance of common stock in connection with exercise of pre-funded warrants	3	—
Cash provided by financing activities	8,039,763	61,410,815
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,734,318)	24,698,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,288,607	9,564,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,554,289	$34,263,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of warrants to equity	$462,760	$7,410,000
Conversion of preferred stock to common stock	$—	$54,553,720

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $263,838,000 as of September 30, 2025, and incurred a net loss of approximately $16,496,000 during the nine months ended September 30, 2025. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

As of the date the accompanying consolidated financial statements were issued (the issuance date), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $15.6 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the third quarter of 2026. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of the Company or its assets, a merger or other strategic business combination, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2025 and 2024, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2025, and consolidated results of its operations, cash flows, and stockholders’ equity for the nine months ended September 30, 2025 and 2024. The results for the nine months ended September 30, 2025, are not necessarily indicative of future results.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of September 30, 2025. There were no fixed asset impairment charges recorded during the nine months ended September 30, 2025 or 2024.

Right-of-Use Asset and Lease Liabilities — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease (see Note 8).

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the three and nine months ended September 30, 2025 and 2024, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2025 and December 31, 2024.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2025 and December 31, 2024 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2025, and December 31, 2024, uninsured cash balances totaled approximately $12,098,000 and $22,837,000, respectively.

Government Assistance — Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. In September 2021, the Company was granted a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million through a second grant to expand the Company’s ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Phase 1a into Phase 1b of the ongoing pediatric study.

During the three months ended September 30, 2025 and 2024, the Company received approximately $0 and $137,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

During the nine months ended September 30, 2025 and 2024, the Company received approximately $0 and $602,000 in NCI grant funding under the grants described above, respectively, all of which was reported as a reduction of research and development expenses.

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

2. STOCKHOLDERS’ EQUITY

July 2025 Underwritten Public Offering

On July 2, 2025, the Company completed an underwritten public offering for gross proceeds of approximately $6.9 million, prior to deducting underwriting commissions and offering expenses. The offering was composed of (i) 1,045,000 Class A Units (which includes 180,000 Class A Units issued pursuant to the Underwriter’s exercise of the over-allotment option in full) with each Class A Unit consisting of (a) one share of common stock and (b) one common warrant to purchase one share of common stock (the Common Warrants), and (ii) 335,000 Class B Units with each Class B Unit consisting of (a) one pre-funded common stock purchase warrant to purchase one share of common stock (Pre-funded Warrants) and (b) one Common Warrant. The price per Class A Unit is $5.00 and the price per Class B Unit is $4.99999 (collectively, the Offering). The Common Warrants have an exercise price of $5.25 per share, are exercisable upon issuance, and have a term expiring five years from issuance. Based upon an evaluation utilizing the criteria in ASC 480, Distinguishing Liabilities from Equity, the company concluded that the Common Warrants do not meet any of the conditions necessary to be classified as a liability. Furthermore, based upon an assessment utilizing ASC 815, Derivatives and Hedging, the Common Warrants meet all the necessary criteria to be classified as permanent equity. The gross proceeds to the company from the underwritten public offering was approximately $6.9 million, prior to deducting placement agent fees and offering expenses. The Company also issued 82,800 common stock purchase warrants (representative warrants) to the underwriter upon the closing of the July 2025 offering. The representative warrants have an exercise price equal to $7.75 per share of common stock, were exercisable immediately upon issuance and have a term expiring five years from issuance.

2025 Reverse Stock Split

At the annual stockholders’ meeting held on June 23, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock at a ratio between one-for-ten (1:10) to one-for-thirty (1:30) in order to satisfy requirements for the continued listing of the Company’s common stock on Nasdaq. The board of directors authorized the 1:30 ratio of the reverse split on June 18, 2025, and effective at the close of business on June 24, 2025, the Company’s certificate of incorporation was amended to effect a 1:30 reverse split of the Company’s common stock (the Reverse Stock Split). The Reverse Stock Split did not impact authorized shares. The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

June 2025 Warrant Inducement

On June 6, 2025, the Company entered into definitive agreements for investors to immediately exercise certain outstanding warrants to purchase an aggregate of 276,044 shares of common stock, issued by the company on June 5, 2020, October 25, 2022 and July 21, 2024 (the Existing Warrants), at a reduced exercise price of $9.123 per share. The shares of common stock issuable upon exercise of the Existing Warrants are all registered, or their resale is registered, pursuant to effective registration statements. The Company did not issue any new warrants as part of the agreements. The gross proceeds to the Company from the exercise of the Existing Warrants was approximately $2.5 million, prior to deducting placement agent fees and offering expenses.

July 2024 Warrant Inducement

On July 21, 2024, the Company, entered into a warrant exercise inducement (the Inducement) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the Series E-4 preferred stock) which is convertible to 224,663 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $75.60 per share, in exchange for the Company’s issuance of new warrants (the July 2024 Inducement Warrants), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

The July 2024 Inducement Warrants have the following terms:

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

The July 2024 Inducement Warrants do not qualify under the equity classification guidance because of a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders. As a result, and in accordance with the guidance in ASC 815, the warrants issued in July 2024 are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. In accordance with the guidance above, the Company recorded the July 2024 Inducement Warrants and preferred stock at their respective fair values. See Note 3 for the related valuation.

September 2023 Private Placement

On September 8, 2023, in a private placement with certain institutional investors, the Company issued 1,225 shares of Series E-1 preferred stock, along with Tranche A warrants to purchase 2,205 shares of Series E-3 preferred stock and Tranche B warrants to purchase 1,715 shares of Series E-4 preferred stock.

The Series E-1 preferred stock automatically converted either to Series E-2 preferred or common stock upon stockholder approval, which occurred on October 25, 2023.

The July 2024 Warrant Inducement described above resulted in 105.000 Tranche B warrants remaining outstanding, which are convertible into 14,652 shares of common stock. The Tranche B warrants do not qualify as derivatives; however, they also do not meet the requirements necessary to be considered indexable in the Company’s stock. As a result, and in accordance with the guidance in ASC 815, the warrants are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. See Note 3 for the related valuation.

There are 35.60 shares of Series E-2 preferred stock outstanding as of September 30, 2025.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering and concurrent private placement transaction. As of September 30, 2025, there remain 123,609 warrants outstanding that are immediately exercisable at an exercise price of $58.80 per share and will expire on the fifth anniversary of the closing date. Due to a cash settlement feature, the warrants are liability classified. See Note 3 for the related valuation.

The following table summarizes information with regard to outstanding warrants to purchase stock as of September 30, 2025:

	Number of Common
	Shares Issuable
	Upon Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2025 July Common Warrants	1,380,000	$5.25	July 2, 2030
2025 Representative Warrants	82,800	$7.75	July 2, 2030
2024 Tranche A Warrants	158,728	$75.60	July 21, 2029
2024 Tranche B Warrants	149,107	$120.00	July 21, 2029
2024 Tranche C Warrants	75,912	$165.00	July 21, 2029
2023 Tranche B Preferred Warrants	14,652	$143.25	September 8, 2028
2022 Common Warrants	123,609	$58.80	October 25, 2027
Total	1,984,808

The 2025 July Common Warrants and Representative Warrants are classified as equity. All other warrants in the table above are liability classified.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. The carrying amounts reported for other current financial assets and liabilities approximate fair value because of their short-term nature. As of September 30, 2025, the Company does not have any Level 1 or Level 2 liabilities.

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $600,000 and $1,200,000 as of September 30, 2025, and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Volatility	110.00-114.00%	80.60-104.00%
Risk-free interest rate	3.60-3.80%	3.50-4.20%
Expected life (years)	3.30-4.10	0.50-4.80
Dividend	0%	0%

September 2023 Warrants

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of the valuation technique utilized, and had a fair value of $15,000 and $26,000 as of September 30, 2025 and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Volatility	100.17-104.80%	105%
Risk-free interest rate	3.61-3.89%	4.20-4.30%
Expected life (years)	2.94-3.44	0.80-4.20
Dividend	0%	0%

October 2022 Warrants

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

	September 30,	December 31,
	2025	2024
Volatility	135.00%	117.50%
Risk-free interest rate	3.60%	4.27%
Expected life (years)	2.1	2.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of all warrants which are classified within the Level 3 fair value hierarchy for the nine months ended September 30, 2025 and 2024:

	2025	2024
Beginning warrant fair value	$1,718,000	$13,131,691
Change in warrant fair value	127,710	(4,566,773)
Issuance of July 2024 inducement warrants	—	12,000,000
Settlement of warrants to equity	(1,044,060)	(7,410,000)
Exercise of October 2022 warrants	—	(1,225,676)
Ending warrant fair value	$801,650	$11,929,242

4. STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

2021 Stock Incentive Plans

The Company maintains the 2021 Stock Incentive Plan (the 2021 Plan). The Company utilizes stock-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. A committee of the Board of Directors determines the terms of the awards granted and may grant various forms of equity-based incentive compensation. Currently, these incentives consist principally of stock options and restricted shares. All outstanding awards under the 2015 Stock Incentive Plan (the 2015 Plan) remained in effect according to the terms of the 2015 Plan. Any shares that are currently available under the 2015 Plan and any shares underlying 2015 Plan awards which are forfeited, cancelled, reacquired by the Company or otherwise terminated are added to the shares available for grant under the 2021 Plan.

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Employee and director stock option grants:
Research and development	$104,830	$309,933	$308,193	$453,158
General and administrative	462,958	1,224,121	1,387,723	2,334,508
Total stock-based compensation	$567,788	$1,534,054	$1,695,916	$2,787,666

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

Exercise prices for all grants made during the nine months ended September 30, 2025 and September 30, 2024, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (NOLs), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2025 or 2024 because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets considering the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

Periods ended September 30, 2024	Three Months	Nine Months
Net loss	$(14,664,719)	$(42,226,073)
Dilutive effect of warrant liability	(1,428,355)	(7,283,786)
Net loss allocated to common shares	$(16,093,074)	$(49,509,859)

Weighted average common shares outstanding - basic	1,311,197	1,161,681
Dilutive effect of warrant liability	15,277	23,169
Weighted average common shares outstanding - diluted	1,326,474	1,184,850

Net loss per share - diluted	$(12.13)	$(41.79)

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Warrants	1,984,808	680,426	1,984,808	680,426
Preferred shares on an as-converted-into-common-stock basis	16,743	200,522	16,743	200,522
Stock options	212,167	178,654	212,167	178,654
Total potentially dilutive shares	2,213,718	1,059,602	2,213,718	1,059,602

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

On December 30, 2022, the Company entered into an Amended Agreement of Lease of the HQ Lease (Amended HQ Lease), with CAMPUS 100 LLC (the Landlord). Under the Amended HQ Lease, which was accounted for as a modification of the initial lease, the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building located at 100 Campus Drive in Florham Park, New Jersey, commencing on March 1, 2023 until April 30, 2029. The Company also has an option to extend the term of the Amended HQ Lease for one additional 60-month period.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2025:

Years ending December 31,
Remaining period of 2025	$37,000
2026	150,000
2027	153,000
2028	156,000
Thereafter	52,000
Total undiscounted lease payments	548,000
Less: Imputed interest	(115,000)
Present value of lease liabilities	$433,000

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

The following table presents certain financial data for the Company’s one reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development:
Phase 2 study in B-cell malignancies, including WM and MM	$143,000	$742,000	$1,245,000	$5,726,000
Phase 1 study in pediatric tumors	225,000	769,000	1,175,000	2,428,000
Phase 1 study in triple negative breast cancer	214,000	—	265,000	—
Manufacturing and related costs	1,195,000	2,469,000	2,776,000	8,410,000
Pre-clinical projects cost	72,000	49,000	724,000	101,000
General research and development costs	674,000	1,465,000	2,155,000	3,262,000
General and administrative	2,327,000	7,834,000	8,949,000	19,106,000
Other segment items	(406,000)	1,337,000	(793,000)	3,193,000
Segment and consolidated net loss	$4,444,000	$14,665,000	$16,496,000	$42,226,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

10. SUBSEQUENT EVENTS

On October 7, 2025, the Company entered into warrant exercise inducement offer letters with certain holders of certain existing warrants, which were originally issued on October 25, 2022, July 21, 2024, and July 2, 2025, pursuant to which the holders agree to exercise for cash their existing warrants to purchase 1,048,094 shares of the Company’s common stock, at an exercise price of $5.25 per share, and pay $0.125 per new warrant, in exchange for the Company’s agreement to issue two new warrants for each warrant exercised. In connection with the exercise of these warrants, the Company issued new warrants (the October 2025 Inducement Warrants) in two different series: the Series I Inducement Warrants and the Series II Inducement Warrants. Each Inducement Warrant is immediately exercisable at an exercise price of $6.00 per share. The Series I Inducement Warrants will expire on October 8, 2030 and the Series II Inducement Warrants will expire on April 8, 2027. The investors paid $0.125 per October 2025 Inducement Warrant. The gross proceeds to the company from the warrant exercises and new warrant issuance was approximately $5.8 million, prior to deducting placement agent fees and offering expenses.

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

The Company is primarily focused on the development of its radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. Our three lead programs are: CLR 121125 (CLR 125), an iodine-125 Auger-emitting program, prepared to enter a clinical trial in 2025; CLR 121225 (CLR 225), an actinium-225 based program; and iopofosine I 131 (iopofosine I 131, or simply iopofosine), a beta-emitting iodine-131 based program which has been studied extensively, as described below. On June 4, 2025, the Company announced that the U.S Food and Drug Administration (the “FDA”) granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of relapsed/refractory Waldenstrom macroglobulinemia (r/r WM). On October 6, 2025, the Company announced that after a scientific advice procedure, the Scientific Advice Working Party (SAWP) of the European Medicines Agency (EMA) advised that filing for a Conditional Marketing Authorization (CMA) for iopofosine I 131 as a treatment for post - Bruton Tyrosine Kinase inhibitor (BTKi) refractory patients with Waldenstrom macroglobulinemia (WM) could be acceptable for a CMA.

●	CLR 125, an Auger-emitting PRC, utilizes iodine-125 and has been observed to show tolerability with minimal toxicities in animal models. Additionally, the Company observed CLR 125 to have good activity in multiple solid tumor models, especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. The Company believes that to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. The Company believes that CLR 125 achieves this condition because of the Company’s novel phospholipid ether drug conjugate platform. CLR 125 is the subject of a Phase 1b dose finding study as described below.
●	CLR 225, an alpha-emitting, actinium-225 based PRC has shown activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is currently prepared to initiate a Phase 1 imaging and dose escalation safety study subject to our ability to obtain additional financing.

●	Iopofosine, a beta-emitting PRC, utilizes iodine-131 and was studied in our CLOVER WaM Phase 2 study of iopofosine in patients with r/r WM where it was observed to result in statistically significant outcomes on both primary and secondary endpoints, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 investigator-initiated study conducted by the University of Wisconsin Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed. The Company plans to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the accelerated approval of iopofosine I 131 as a treatment for WM once the confirmatory trial is underway, which is subject to sufficient funding. As part of our previous announcement to seek a full range of strategic alternatives, we have initiated a process that includes identifying a strategic partner with the resources to develop iopofosine I 131.

Clinical and Preclinical Pipeline

CLR 125 Proposed Study

In preclinical in vivo evaluations of CLR 125 utilizing triple-negative breast cancer (TNBC) models, the compound was observed to have tumor uptake at a substantially higher rate than that of healthy tissue. Additionally, no signs of end-organ toxicity were observed including hematological toxicity.

The Company initiated a Phase 1b clinical study in TNBC with CLR 125. We expect the study to be a randomized, open-label, multi-center study comparing the safety and efficacy of CLR 125 in patients with advanced TNBC who are relapsed/refractory (r/r) to at least one prior therapy. Three dose levels will be assessed in parallel, with enrollment of patients in a 1:1:1 manner. We expect that each arm will have a minimum of 15 evaluable patients. CLR 125 will be administered as a fractionated dose on Day 1 and Day 3 for cycle 1 and repeat approximately every 8-weeks for subsequent cycles. Depending on arm assignments, patients will receive between two and four cycles. An expansion arm may consist of at least 15 patients following evaluation of the three dose levels by the data monitoring committee (DMC).

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

The CLOVER WaM study was designed as a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a BTKi. The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-WaM was a single-arm study with a target enrollment of 50 patients. Based upon the data from September 2024, the CLOVER WaM study enrolled a total of 55 patients in the modified Intent to Treat (mITT) population and met its primary endpoint with a major response rate (MRR) of 58.2% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response not reached at 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed historic real world data which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Overall, 45 (69.2%) patients had prior exposure to at least 3 drug classes and 19 (29.2%) patients had prior exposure to at least 4 drug classes of anti-cancer therapies. Forty-eight (73.8%) patients had prior exposure to a BTKi of which 37 (77.1%) were deemed to be refractory to BTKis. Forty-three (66.2%) patients were exposed to BTKi and anti-CD20 antibody with 25 (58.1%) being refractory to both BTKi and anti-CD-20 antibodies. Thirty-seven (56.9%) patients had prior exposure to BTKi, anti-CD20 antibody, and chemotherapy and 18 (48.6%) patients were refractory to all three classes of drugs, BTKi, anti-CD20 antibody, and chemotherapy. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. The safety population was 65 patients which was composed of patients that received at least a single dose of iopofosine I 131 but did not receive enough drug to be assessed for efficacy. There were 3 (4.6%) patients that experienced treatment-related adverse events (TRAEs) leading to discontinuation. The rates of greater TRAEs observed in more than 10% of patients included thrombocytopenia (56 [86.2%] patients), neutropenia (52 [80.0%] patients), anemia (42 [64.6%] patients) and decreased white blood cell count (21 [32.3%] patients) among hematologic toxicities and fatigue (22 [33.8%] patients), nausea (19 [29.2%] patients and diarrhea (13 [20.0%] patients) among non-hematologic toxicities. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (53 [81.5%] patients), neutropenia (43 [66.2%] patients), anemia (31 [47.7%] patients), decreased white blood cell count (18 [27.7%]), decreased lymphocyte count 8 (12.3%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 10.8%. There were no treatment-related deaths in the study.

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

Phase 3 Study in Patients with r/r Waldenstrom’s macroglobulinemia

On March 6, 2025, the Company conducted its End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). As a result of the meeting, the Company believes that it understands a path forward for potential accelerated and full approval of iopofosine I 131 based upon the CLOVER WaM study and a randomized Phase 3 confirmatory trial assessing progression free survival as the primary endpoints in WM patients. The submission for accelerated approval utilizing the CLOVER WaM study data can occur at the time of the initiation of Phase 3 randomized controlled confirmatory study and patient enrollment must be ongoing at the time of decision on the accelerated NDA. The confirmatory study will be executed in an earlier line of therapy than was tested in the CLOVER WaM patients. The initiation of this study is dependent on funding.

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

Recent Developments

October 2025 Warrant Inducement

On October 7, 2025, the Company, entered into definitive agreements for investors to immediately exercise certain outstanding warrants to purchase an aggregate of 1,048,094 shares of common stock, issued by the company on October 25, 2022, July 21, 2024 and July 2, 2025 (the October Existing Warrants), at an exercise price of $5.25 per share. The shares of common stock issuable upon exercise of the October Existing Warrants are all registered, or their resale is registered, pursuant to effective registration statements. Other than the shares of common stock issued upon exercise of the Existing Warrants issued on July 2, 2025, the issuance of which was registered under an effective registration statement, the shares of common stock issued upon exercise of the October Existing Warrants were offered pursuant to the exemption from the registration requirements of the Securities Act available under Section

4(a)(2) of the Securities Act. In connection with the exercise of the October Existing Warrants, the Company issued new warrants (the October 2025 Inducement Warrants) in two different series: the Series I Inducement Warrants and the Series II Inducement Warrants. Each October 2025 Inducement Warrant is immediately exercisable at an exercise price of $6.00 per share. The Series I Inducement Warrants will expire on October 8, 2030, and the Series II Inducement Warrants will expire on April 8, 2027. The investors paid $0.125 per October 2025 Inducement Warrant. The Company issued the October 2025 Inducement Warrants pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2) of the Securities Act and intends to issue the shares underlying the October 2025 Inducement Warrants pursuant to the same exemption or pursuant to the exemption provided by Section 3(a)(9) of the Securities Act. The Company agreed to file a registration statement on Form S-1 covering the resale of such shares within 15 calendar days of the date of closing of the transaction. The gross proceeds to the Company from the exercise of the October Existing Warrants and the issuance of the October 2025 Inducement Warrants was approximately $5.8 million, prior to deducting placement agent fees and offering expenses.

Regulatory Pathway - EMA

On October 6, 2025, the Company announced that after a scientific advice procedure, SAWP advised that filing for a CMA for iopofosine I 131 as a treatment for post- BTKi refractory patients with WM could be acceptable. While there is no guarantee of CMA approval, if iopofosine I 131 is granted CMA, it could potentially begin to be commercially available in the 30 countries represented by the EMA as early as 2027.

The Company’s decision to file for CMA in Europe follows SAWP’s advice on the patient population for which iopofosine I 131 is acceptable for a CMA, particularly a discussion on a post BTKi patient population, consistent with the majority of the patients (>70%) enrolled in the CLOVER WaM Phase 2 study. The Company’s briefing document to the SAWP included iopofosine I 131’s safety database, CLOVER WaM clinical study results, subset analyses, and manufacturing information. It is not within the remit of the SAWP to determine whether the data shows the sufficiency of safety and efficacy for a CMA; however, the SAWP advised that iopofosine I 131 met the eligibility requirements for a CMA submission for the proposed patient population. As in the U.S., there remains a significant unmet medical need for the treatment of WM in Europe, where the condition affects a similar number of patients as in the U.S.

Breakthrough Designation

On June 4, 2025, we announced that the FDA granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of relapsed/refractory Waldenstrom macroglobulinemia (r/r WM).

Regulatory Pathway – FDA

We plan to submit an NDA to the FDA for accelerated approval of iopofosine I 131 as a treatment for WM subject to sufficient funding and once a confirmatory trial is underway. The submission would be supported by data from the Phase 2b CLOVER WaM clinical trial demonstrating a statistically significant major response rate compared to a null hypothesis of 20% and a meaningful duration of response. The data set now includes the FDA-requested 12-month follow-up results on all patients from the trial and new subset analysis of data from patients immediately following BTKi treatment failures regardless of line of therapy.

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

Three Months Ended September 30, 2025 and 2024

Research and Development. Research and development expenses for the three months ended September 30, 2025, were approximately $2,523,000, compared to approximately $5,493,000 for the three months ended September 30, 2024.

The following table is a summary comparison of approximate research and development costs for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Variance
Clinical project costs	$582,000	$1,510,000	$(928,000)
Manufacturing and related costs	1,195,000	2,469,000	(1,274,000)
Pre-clinical project costs	72,000	49,000	23,000
General research and development costs	674,000	1,465,000	(791,000)
	$2,523,000	$5,493,000	$(2,970,000)

The overall decrease in research and development expense was approximately $2,970,000, or 54%. The reduction in spending was composed primarily of decreased clinical project costs and manufacturing and related costs resulting from the conclusion of patient enrollment and declining patient follow-up in our CLOVER WaM Phase 2b clinical trial.

General and administrative. General and administrative expense for the three months ended September 30, 2025, was approximately $2,327,000, compared to approximately $7,834,000 for the same period in 2024. The overall decrease in general and administrative expense of approximately $5,507,000, or 70%, was driven by reduced pre-commercialization activities and personnel costs.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2025, was approximately $407,000, as compared to approximately $1,337,000 of expense in the same period of 2024, resulting almost exclusively from changes in warrant valuation, which are non-cash in nature, and are primarily impacted by fluctuations in the Company’s common stock price. Interest income decreased year-over-year to approximately $113,000 in 2025 as compared to approximately $318,000 in 2024. Declining rates and lower amounts of invested funds drove the reduction.

Nine Months Ended September 30, 2025 and 2024

Research and Development. Research and development expenses for the nine months ended September 30, 2025, were approximately $8,340,000, compared to approximately $19,927,000 for the nine months ended September 30, 2024.

The following table is a summary comparison of approximate research and development costs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	Variance
Clinical project costs	$2,685,000	$8,154,000	$(5,469,000)
Manufacturing and related costs	2,776,000	8,410,000	(5,634,000)
Pre-clinical project costs	724,000	101,000	623,000
General research and development costs	2,155,000	3,262,000	(1,107,000)
	$8,340,000	$19,927,000	$(11,587,000)

The overall decrease in research and development expense of approximately $11,587,000, or 58%, was primarily a result of decreased clinical project costs of approximately $5,469,000 and a decrease in manufacturing and related costs of approximately $5,634,000, driven by the conclusion of patient enrollment and declining patient follow-up for our WM clinical study, partially offset by increased activity in our pre-clinical development project costs.

General and administrative. General and administrative expense for the nine months ended September 30, 2025, was approximately $8,949,000, compared to approximately $19,106,000 for the same period in 2024. The overall decrease in general and administrative expense of approximately $10,157,000, or 53%, was driven by costs associated with reduced pre-commercialization and personnel costs.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2025, was approximately $793,000, as compared to approximately $3,193,000 of expense in the same period of 2024, resulting almost exclusively from changes in warrant valuation. These impacts are non-cash in nature and are largely driven by fluctuations in the Company’s common stock price. Interest income decreased to approximately $338,000 in the nine months ended September 30, 2025, as compared to approximately $967,000 for the same period in 2024. Declining interest rates and reduced amounts of invested funds in the current year were the primary driver of the reduction.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the nine months ended September 30, 2025, we generated a net loss of approximately $16.5 million and used approximately $18.8 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of September 30, 2025, our consolidated cash balance was approximately $12.6 million. As of the date the accompanying consolidated financial statements were issued (the issuance date), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $15.6 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the third quarter of 2026. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, strategic alternatives such as mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), in connection with the period ending September 30, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, continuing through September 30, 2025, because of the material weaknesses described below.

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

These material weaknesses resulted in errors that required the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended March 31, 2024, September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022, and March 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business; however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. The risk factors below and the risk factors in our Annual Report on Form 10-K filed with the SEC on March 13, 2025, should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

Although we have obtained feedback from the EMA through their scientific advice procedure, this feedback does not guarantee any particular outcome with respect to regulatory approval of iopofosine I 131.

Although during the scientific advice procedure SAWP advised that filing a CMA for iopofosine I 131 as a treatment for post-BTKi refractory patients with WM could be acceptable, this feedback is not a guarantee of final CMA approval, and we do not know how the EMA will interpret the data and results from our clinical trials and other elements of our development program. The EMA may raise issues of, for example, safety, efficacy, study conduct, bias, deviation from the protocol, statistical power and analyses, patient demographics, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. There is no guarantee that the EMA will not require that we conduct one or more additional clinical trials or nonclinical studies to support potential CMA approval, or that iopofosine I 131 will receive any regulatory approvals in the EU. Scientific advice is legally non-binding with regard to any future CMA application and it is beyond the remit of the SAWP to determine whether the data shows sufficient safety and efficacy for a CMA. Companies which have been provided with positive scientific advice by SAWP have ultimately failed to obtain approval of a CMA or marketing authorization for their drugs. If we do not obtain approval of a CMA or marketing authorization for iopofosine I 131, our business, financial position, results of operations, prospects and stock price may be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Form of Common Warrant		S-1/A	June 30, 2025	4.2

10.2	Form of Pre-Funded Warrant		S-1/A	June 30, 2025	4.3

10.3	Form of Representative Warrant		S-1/A	June 30, 2025	4.4

10.4	Form of Warrant Agency Agreement		S-1/A	June 30, 2025	4.5

10.5	Inducement Letter in consideration for Exercise of the Common Stock Purchase Warrants issued on October 25, 2022, July 21, 2024 and July 2, 2025		8-K	October 10, 2025	10.1

10.6	Form of Series I Common Stock Purchase Warrant		8-K	October 10, 2025	4.1

10.7	Form of Series II Common Stock Purchase Warrant		8-K	October 10, 2025	4.2
					3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 13, 2025	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)