Form 10-K
period 2025-12-31
Cellectar Biosciences, Inc.
filed 2026-03-04
CIK 1279704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, was $12,846,737.

As of February 24, 2026, there were 4,240,129 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CELLECTAR BIOSCIENCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	statements regarding execution of our regulatory strategy;
●	our projected operating results, including research and development expenses;
●	our ability to identify a strategic partner with the resources to develop iopofosine I 131 (also known as iopofosine or CLR 131) or otherwise continue the development or pursue other strategic options in connection with iopofosine;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma/Waldenstrom macroglobulinemia, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

●	CLR 125, an Auger-emitting PRC, utilizes iodine-125 as its radiation source and has been observed to show tolerability with minimal toxicities in animal models. Additionally, the Company observed CLR 125 to have good activity in multiple solid tumor models, especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. The Company believes that to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. The Company believes that CLR 125 achieves this condition because of the Company’s novel phospholipid ether drug conjugate platform. CLR 125 is the subject of a Phase 1b dose finding study as described below.
●	CLR 225, an alpha-emitting, actinium-225 based PRC has shown activity in multiple solid tumor animal models including pancreatic, colorectal and breast cancers. CLR 121225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and uptake by tumors. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is currently prepared to initiate a Phase 1 imaging and dose escalation safety study subject to our ability to obtain additional financing.
●	Iopofosine, a beta-emitting iodine-131 PRC, was studied in our CLOVER WaM Phase 2 study of iopofosine in patients with r/r WM where it was observed to result in statistically significant outcomes on both primary and secondary endpoints, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL). The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is in follow-up. Additionally, a Phase 1 investigator-initiated study conducted by the University of Wisconsin-Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed.
●	To further develop iopofosine I 131, the Company will likely require either a strategic partner with the necessary resources or sufficient additional funding to initiate and at least partially enroll a confirmatory study, which has been identified as a required predicate to the submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the accelerated approval of iopofosine I 131 as a treatment for WM.

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

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The Phase 2b study evaluated highly refractory MM patients in triple class, quad- and penta-drug refractory patients, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM and to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment, and the final clinical study report is expected in the first half of 2026. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

The CLOVER-2 Phase 1a pediatric study, an open-label, sequential-group, dose-escalation study, was conducted internationally at seven leading pediatric cancer centers. The study was an open-label, sequential-group, dose-escalation study to evaluate the safety and tolerability of iopofosine in children and adolescents with relapsed or refractory cancers, including malignant brain tumors, neuroblastoma, sarcomas, and lymphomas (including Hodgkin’s lymphoma). The maximum tolerated dose was determined to be greater than 60mCi/m2 administered as a fractionated dose. CLOVER-2 Phase 1b study is an open-label, international dose-finding study evaluating two different doses and dosing regimens of iopofosine in r/r pediatric patients with high grade gliomas. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act. This study is partially funded (~$2M) by a National Institutes of Health SBIR grant from the National Cancer Institute.

The U.S. Food and Drug Administration (FDA) granted iopofosine Break-through Designation for r/r Waldenstrom’s macroglobulinemia (WM), Fast Track Designation for lymphoplasmacytic lymphoma (LPL) and WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted PRIME designation and ODD to iopofosine for treatment of r/r MM and WM.

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

Phase 3 Study in Patients with r/r Waldenstrom’s macroglobulinemia

On March 6, 2025, the Company conducted its End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). As a result of the meeting, and clarified by subsequent written correspondence, the Company believes that it understands a path forward for potential accelerated and full approval of iopofosine I 131 based upon the CLOVER WaM study and the initiation of a comparator controlled Phase 3 confirmatory trial assessing progression free survival as the primary endpoints in WM patients. The submission for accelerated approval utilizing the CLOVER WaM study data can occur at the time of the initiation of Phase 3 randomized controlled confirmatory study and patient enrollment must be ongoing at the time of decision on the accelerated NDA. The confirmatory study will be executed in an earlier line of therapy than was tested in the CLOVER WaM patients. The initiation of this study is dependent on funding.

Clinical and Preclinical Pipeline

CLR 125 Study

In preclinical in vivo evaluations of CLR 125 utilizing triple-negative breast cancer (TNBC) models, the compound was observed to have tumor uptake at a substantially higher rate than that of healthy tissue. Additionally, no signs of end-organ toxicity were observed including hematological toxicity.

The Company initiated a Phase 1b clinical study in TNBC with CLR 125. The study is a randomized, open-label, multi-center study designed to compare the safety and efficacy of CLR 125 in patients with advanced TNBC who are relapsed/refractory (r/r) to at least one prior therapy. Three dose levels will be assessed in parallel, with enrollment of patients in a 1:1:1 manner. We expect that each arm will have a minimum of 15 evaluable patients. CLR 125 will be administered as a fractionated dose on Day 1 and Day 3 for cycle 1 and repeat approximately every 8-weeks for subsequent cycles. Depending on arm assignments, patients will receive between two and four cycles. An expansion arm may consist of at least 15 patients following evaluation of the three dose levels by the data monitoring committee (DMC).

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

Clinical Studies in Iopofosine

The CLOVER-1 Phase 2 study of iopofosine, conducted in r/r B-cell malignancies, met the primary efficacy endpoints from the Part A dose-finding portion. The CLOVER-1 Phase 2b study, where iopofosine remains under further evaluation in highly refractory MM and CNSL patients, is closed to enrollment but ongoing with patients in follow-up. Fatalities have occurred in patients’ post-treatment with iopofosine.

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

The CLOVER-1 Phase 2 study met the primary efficacy endpoints from the Part A dose-finding portion, conducted in r/r B-cell malignancies. The Phase 2b study evaluated highly refractory MM patients in triple class, quad- and penta-drug refractory patients, including post-BCMA immunotherapy patients and r/r CNSL patients. The initial Investigational New Drug (IND) application was accepted by the FDA in March 2014 with multiple INDs submitted since that time. The Phase 1 study was designed to assess the compound’s safety and tolerability in patients with r/r MM and to determine maximum tolerated dose (MTD) and was initiated in April 2015. The study completed enrollment, and the final clinical study report is expected in the first half of 2026. Initiated in March 2017, the primary goal of the Phase 2a study was to assess the compound’s efficacy in a broad range of hematologic cancers.

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

The U.S. Food and Drug Administration (FDA) granted iopofosine Break-through Designation for r/r WM and Fast Track Designation for lymphoplasmacytic lymphoma (LPL) and WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted PRIME designation for WM and ODD to iopofosine for treatment of r/r MM and WM, as well as PRIME designation for WM. The European Commission granted ODD to iopofosine for treatment of r/r MM and WM, as well as PRIME designation for WM.

Additionally, in June 2020, the European Medicines Agency’s (EMA) Micro, Small and Medium-sized Enterprise office granted us Small and Medium-Sized Enterprise (SME) status. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical study protocol design assistance, endpoints and statistical considerations assistance, and fees for pre- and post-authorization regulatory inspections as well as fee waivers for selective EMA pre-and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and non-clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

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

Our PDC platform is designed to provide selective delivery of a diverse range of oncologic payloads to cancerous cells, whether a hematologic cancer or solid tumor; a primary tumor, or a metastatic tumor; and cancer stem cells. The PDC platform’s mechanism of entry is not designed to rely upon a specific cell surface epitope or antigen as are required by other targeted delivery platforms but rather a unique change in the tumor cell membrane. Our PDC platform takes advantage of a metabolic pathway (beta oxidation) utilized by nearly all tumor cell types in all stages of the tumor cycle. Tumor cells modify the cell membrane to create specific, highly organized microdomains by which to transport lipids and long chain fatty acids into the cytoplasm, as a result of the utilization of this metabolic pathway. Our PDCs are designed to bind to these regions and directly enter the intracellular compartment. This mechanism allows the PDC molecules to accumulate in tumor cells over time, which we believe can enhance drug efficacy. The direct intracellular delivery allows our molecules to avoid the specialized, highly acidic cellular compartment known as lysosomes, which allows a PDC to deliver payloads that previously could not be delivered in this targeted manner. Additionally, molecules targeting specific cell surface epitopes face challenges in completely eliminating a tumor because the targeted antigens are limited in the total number presented on the cell surface, limiting total potential uptake and resulting in heterogenous uptake across the tumor, have longer cycling time from internalization to relocation on the cell surface, again diminishing their availability for binding, and are not present on all of the tumor cells because of the heterogenous nature of cancer cells, further increasing the unequal distribution of the drug across the tumor. This means a subpopulation of tumor cells always exists that cannot be addressed by therapies targeting specific surface epitopes. Additionally, epitopes utilized are often present on normal tissue, resulting in on-target toxicities.

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

CLR 121125

CLR 121125 is our lead Auger-emitting radioconjugate program. The compound utilizes iodine-125 and has demonstrated excellent tolerability with no toxicities in animal models. Additionally, CLR 121125 has been shown to have good activity in multiple solid tumor models and especially in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. This means to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. CLR 121125 achieves this due to our novel phospholipid ether drug conjugate platform. CLR 121125 is currently projected to be the subject of a Phase 1b dose finding study in the first half of 2026.

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

CLR 121225

CLR 121225 is our lead alpha emitting, actinium-225, based radioconjugate program. The compound has demonstrated activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 has been shown to be well tolerated in these models with the animals showing no adverse events at the highest doses tested. It was shown that the compound has excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed the compound’s proportional dose response with a single dose providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. We are currently prepared, subject to additional funding, to initiate a Phase 1 imaging and dose escalation safety study.

Market Overview

Our target market is broad and represents the market for the treatment of cancer. The American Cancer Society estimates 1 in 3 people will develop cancer in their lifetime. Approximately 2.11 million new cancer cases will be diagnosed in the U.S. in 2026 and approximately 626,140 cancer deaths in the U.S. The global market for cancer drugs reached $215 billion in annual sales (2026), and with a compound annual growth rate (CAGR) of 11.17% could reach $555 billion by 2035, according to a report dated December 2025 by Coherent Market Insights. This growth will be driven by regulatory approvals, fierce competition, and an aging population (Global Data Research Group 2023), and an increased adoption of cell and gene therapies, antibody-drug conjugates, multispecific antibodies, and radioligand therapies.

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

Multiple Myeloma

According to the National Cancer Institute SEER database, multiple myeloma (MM) is the second most common hematologic cancer with a U.S. incidence and prevalence of 36,110 and 192,144, respectively. All patients’ disease will experience relapse or become refractory to treatment, with a majority experiencing first relapse within 2 years after diagnosis. At any given time, it’s estimated that approximately 64% of the living Multiple Myeloma population is in the relapsed or refractory stage.

In 2025, Global Data estimated MM global market to be over $24B and is forecasted to increase to nearly $29B in 2032. The increase in drug sales over this period will be mainly driven by the increasing incidence of MM with the U.S. market remaining the largest potential market. It is believed the largest growth will occur in patients receiving at least three lines of treatment because of the expanding elderly population and increasing rates of survival from newly approved therapies indicated for earlier lines of treatment.

Based on the iopofosine Phase 1 and Phase 2 product profile we observed in fifth-line patients to date, we believe iopofosine may address the unmet medical need in the heavily pre-treated patient population described above.

B-Cell Non-Hodgkin’s Lymphoma

B-cell Non-Hodgkin’s Lymphoma (BCNHL) represents cancers of the lymphatic system. BCNHL may be indolent or aggressive and circulate in the blood or form tumors in lymph nodes. According to the American Cancer Society, the estimated 2025 US incidence of BCNHL was 68,298cases. Nine types of B-cell lymphomas include CLL, SLL, MCL, MZL, and the most common lymphoma, DLBCL. According to a report dated January 2026 by Global Data Research Group, the global BCNHL market was valued at $8.7 billion for 2026, with a forecasted increase to $9.7 billion in 2032 at a CAGR of 2.7%.

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

Although treatment rates have improved within the clinical paradigm, half of children with neuroblastoma still relapse or fail to respond to upfront therapy. Survival for those with high-risk relapsed or refractory neuroblastoma currently reports as a five-year overall survival rate of 20%.

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

Sarcomas

Sarcomas represent a heterogeneous disease group. Sarcomas grow in connective tissue, or cells that connect or support other kinds of tissue in the body. These tumors are most common in the bones, muscles, tendons, cartilage, nerves, and blood vessels. Sarcomas represent 15% of all pediatric tumors and 21% of pediatric solid tumors. The American Cancer Society estimates that there will be 2,301 cases diagnosed in 2026. The median age at diagnosis is 16, and the median age of death is 18.

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

Manufacturing

The Company has built a collaborative outsourcing model for supply of all its drug candidates and the key components. This model allows the Company to source each isotope and finished product through a decentralized and distributed network of contract manufacturers. As it relates to CLR 121225, it was announced in late 2024 that the one of the sources for actinium would be Northstar Medical Radioisotopes. In December 2025, the Company announced a multi-year supply agreement with Ionetix Corporation for two critical alpha-emitting radioisotopes: Actinium-225 (Ac-225) and Astatine-211 (At-21). The finished PRCs are currently supplied by either AtomVie or SpectronRx. Both organizations specialize in radiopharmaceutical production and can supply multiple different finished, ready-to-use radiotherapeutics simultaneously. Like the source of the isotopes, the Company expects to identify additional manufacturers of its PRCs as they advance through the clinic.

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

Pancreatic cancer is one of the leading causes of cancer death globally with the treatment market size valued at $2.86 billion in 2023. The market is projected to grow from $3.30 billion in 2024 to $10.69 billion by 2032, exhibiting a CAGR of 15.8%. The U.S. pancreatic cancer treatment market size is projected to grow significantly and will represent nearly 50% of the global market. According to the American Cancer Society, in the United States, pancreatic cancer is expected to affect 67,530 people in 2026, with 52,740 deaths. According to the Pancreatic Cancer Action Network, the 5-year relative survival rate for pancreatic cancer is 13%. Pancreatic cancer affects men and women nearly equally.

Triple-negative breast cancer (TNBC) is an aggressive type of invasive breast cancer. TNBC differs from other types of invasive breast cancer in that it tends to grow and spread faster, has fewer treatment options, and tends to have a worse prognosis. The term triple-negative breast cancer refers to the fact that the cancer cells don’t have estrogen or progesterone receptors (ER or PR) and also don’t produce any or much of the protein called HER2. According to DelveInsight, TNBC represents 15-20% of all breast cancers and occurs most frequently in women under the age of 40. According to Global Data Research Group the global TNBC treatment market size is estimated at $5.48 billion in 2026 and will thereafter increase at a CAGR of 4.6%, to reach $6.54 billion by the end of 2034. According to the same report, it is estimated that in 2026 there will be approximately 121,915 prevalent cases of TNBC in the US, with 23% of those cases being advanced (Stages III/IV). The 5-year relative survival rate is 77% across all stages of the disease.

The US WM market currently represents approximately $2.1 billion and is a very concentrated market, with 15 states harboring 80% of the WM cases. We are currently exploring options for the WM opportunity outside of the US market, which will seek to establish an arrangement with one or more biotechnology or pharmaceutical companies having strong product development and commercialization expertise and distribution infrastructure in Europe and parts of global markets.

Potential Commercial Competition to Our Current and Future Clinical-Stage Compounds

Currently, many classes of approved products with various mechanisms of action exist, including immune-modulating agents, proteasome inhibitors, histone deacetylase inhibitors, monoclonal antibodies, corticosteroids, and traditional chemotherapeutics for the treatment of liquid and solid tumors. There also remain a significant number of compounds being researched and developed for the treatment of cancer. We are focused on the product development and commercialization of adult and pediatric orphan-designated indications with unmet clinical need and believe that our core PDC technology provides a uniquely advantageous approach to cancer therapy utilizing the beta-, alpha- and Auger-emitting capabilities of iopofosine, CLR 121225, and CLR 121125, respectively.

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

Research and Development

Our primary activity to date has been research and development. Clinical development has been completed primarily through contract research organizations at hospitals and academic centers. We have established a collaboration outsourcing model to leverage third-party expertise, accelerate project timelines, improve productivity and limit costs. Our research and development expenses were approximately $11,499,000 and $26,136,000 for 2025 and 2024, respectively.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between the effective date of an IND application and the submission date of a NDA, plus the time between NDA submission date and the NDA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with diligence. The total patent term after the extension may not exceed 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

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

Approval and Regulation of Medical Products in the EU

Changes to EU’s General Pharmaceutical Law

The EU’s pharmaceutical legislation is currently changing. In December 2025, the EU legislators reached an agreement on the proposed new rules. This provisional agreement needs to be endorsed by both the Council of the EU and the European Parliament, before being formally adopted and entering into force upon publication in the EU’s Official Journal. The final text is not yet available, but key changes will include:

●	one year reduction in base-line regulatory market protection;
●	re-coup option of lost regulatory market product with strict conditions;

●	launch and supply obligations with non-compliance resulting in loss of regulatory data protection and market protection at Member State level;
●	expansion of the Bolar exemption to health technology assessments, pricing, and reimbursement submissions;
●	reduction in the “standard” orphan market exclusivity period;
●	transferable data exclusivity voucher for priority antimicrobials;
●	shortened EMA review timelines and other procedural reforms.

The new legislation is expected to enter into application in 24 months. Other proposed EU acts, such as the Critical Medicines Act and the Biotech Act, may bring additional changes.

Approval

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the U.S. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EMA, before we may commence clinical trials or market products in those countries or areas. In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agency/ies has been obtained (and some Member States also require that a price has been agreed). Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

The EU/European Economic Area (EEA) applies harmonized regulatory rules for medicinal products, including the approval process and requirements governing the conduct of clinical trials. However, certain aspects, in particular pricing and reimbursement, may vary greatly between the Member States and countries and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmacotoxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development (OECD) requirements.

Clinical Trials

The Clinical Trials Regulation (EU) No 536/2014 (CTR) simplifies and streamlines the authorization, conduct and transparency of clinical trials in the EU. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State submits a single application for approval through the Clinical Trials Information System (CTIS), a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting EU Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned EU Member States. Part II is assessed separately by each concerned EU Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure are governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.

A sponsor must obtain prior approval from the competent national authority of the EU Member State(s) in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must provide clinical trial information and a summary of results in accordance with applicable EU transparency requirements.

Marketing Authorization

Marketing authorization applications (MAAs) can be filed through the centralized procedure or the national procedures through the decentralized procedure or the mutual recognition procedure.

The centralized procedure provides for the grant of a single marketing authorization (MA) following a decision by the European Commission, based on a favorable opinion by the EMA, that is valid in all EU Member States, as well as Iceland, Liechtenstein, and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of specified diseases, including HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

The national procedures allow for two other possible routes to authorize medicinal products in several EU countries, which are available for medicinal products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a Member State as the reference Member State to lead the scientific evaluation of the application.
●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference Member State), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference Member State.

Under the above-described procedures, before granting the marketing authorization, the EMA (in the centralized procedure) or the competent authorities of the Member States of the EEA (in the national, decentralized and mutual recognition procedures) make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Conditional Approval

In certain circumstances, Regulation (EC) No 726/2004 enables sponsors to obtain a conditional marketing authorization (CMA), subject to meeting specific obligations within defined timelines. Such obligations could include ongoing or now studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention, or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (PIP), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. The EMA’s Pediatric Committee (PDCO) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in the adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for the pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

PRIME Designation

The EMA’s PRIority MEdicines (PRIME) scheme aims to facilitate the development of product candidates in indications, often rare, for which few or no therapies currently exist and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises (SMEs) may qualify for early entry into the PRIME scheme. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the CHMP or Committee for Advanced Therapies (CAT) are appointed early in the PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance to the sponsor on the overall development and regulatory strategies.

Periods of Authorization and Renewals

A MA is valid for five years in principle and the MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing Member State. Once renewed, the MA is valid for an unlimited period, unless the European Commission or the competent authorities decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (three years after the marketing authorization is granted (or, where previously marketed, is no longer actually present on the market for three consecutive years) may cease to be valid (the so-called sunset clause).

Regulatory Requirements after Marketing Authorization

As in the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU MA for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and API.

In the EU, advertising of medicinal products is strictly regulated at EU level under Directive 2001/83/EC, which prohibits direct-to-consumer advertising for prescription drugs, while permitting advertising for over-the-counter (OTC) medicines, subject to specific conditions. In addition, the advertising and promotion of authorized products are governed by EU Member States’ national laws, including rules on the promotion of medicinal products, interactions with clinicians, misleading and comparative advertising, and unfair commercial practices. Promotional materials and advertising relating to medicinal products must comply with the product’s Summary of Product Characteristics (SmPC) as approved by the competent authorities. Promotion that is inconsistent with, or goes beyond, the approved SmPC is considered to constitute unlawful promotion (referred to as off-label promotion) and is prohibited in the EU.

Regulatory Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic sponsors from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic sponsor from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The above-described regulatory exclusivity rules will change with the newly adopted revised EU pharmaceutical legislation, introducing amongst other a one year base-line reduction of market exclusivity which can be “recouped” under certain circumstances.

Orphan Drug Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to 10 years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the EU, to maintain an ODD, a sponsor must demonstrate that it still satisfies the orphan designation criteria at the time of the marketing authorization. This includes a requirement for the sponsor to demonstrate ‘significant benefit’ compared with any treatments that are authorized at the time of the re-evaluation of the orphan criteria. Comparators may include products that are authorized after the sponsor has submitted its marketing authorization, but before the sponsor’s orphan designation criteria have be re-assessed.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective, or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.

The above-described ODD rules will change with the newly adopted revised EU pharmaceutical legislation, introducing amongst other a one year base-line reduction of market exclusivity to nine years (but 11 years for a new breakthrough orphan category). Other changes also include only additional one year of market exclusivity for new orphan indication, which can be granted maximum twice.

Reimbursement and Pricing of Prescription Pharmaceuticals

In the EU, similar political, economic, and regulatory developments to those in the U.S. may affect our ability to profitably commercialize our product candidates, if approved. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of MA for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies.

The EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained.

Reference pricing used by various EU Member States, and parallel trade (i.e., arbitrage between low-priced and high-priced Member States) can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any product candidates, if approved in those countries.

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

Employees and Human Capital

As of December 31, 2025, we had eleven employees, all of whom were full-time. Of these eleven employees, seven employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:

●	We will require additional capital in order to continue our operations and may have difficulty raising additional capital.
●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
●	We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators may impede our ability to gain FDA approval and delay or impair commercialization of any products.
●	We cannot assure the successful development and commercialization of our compounds in development.
●	Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business.
●	Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.
●	The FDA has granted rare pediatric disease designation, RPDD, to iopofosine for treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma; however, we may not be able to realize any value from such designation.
●	Failure to meet the EU’s CMA conditions, in particular the unmet needs condition, means we will have to obtain a marketing authorization through the normal approval process; this requires more robust data at the time of initial application submission.
●	Clinical studies involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
●	We may be required to suspend or discontinue clinical studies because of unexpected side effects or other safety risks that could preclude approval of our product candidates.
●	Controls we or our third-party collaborators have in place to ensure compliance with all applicable laws and regulations may not be effective.
●	We are exposed to product, clinical and preclinical liability risks that could create a substantial financial burden should we be sued.
●	We expect to rely on our patents as well as specialized regulatory designations such as orphan drug classification for our product candidates, but regulatory drug designations may not confer marketing exclusivity or other expected commercial benefits.
●	We may face litigation from third parties claiming our products infringe on their intellectual property rights, particularly because there is often substantial uncertainty about the validity and breadth of medical patents.
●	If we are unable to adequately protect or enforce our rights to intellectual property or to secure rights to third-party patents, we may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect our intellectual property rights.
●	We rely on a small number of key personnel who may terminate their employment with us at any time, and our success will depend on our ability to hire additional qualified personnel.

●	Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their current or former employers.
●	Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations may be increased.
●	If any of our third-party contractors fail to perform their responsibilities to comply with FDA rules and regulations, the marketing and sales of our products could be delayed and we may be subject to enforcement action, which could decrease our revenues.
●	Unforeseen safety issues could emerge with our products, once approved, that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	The market for our proposed products is rapidly changing and competitive, and new therapeutics, drugs and treatments that may be developed by others could impair our ability to develop our business or become competitive.
●	As a result of continued changes in marketing, sales and distribution, we may be unsuccessful in our efforts to sell our proposed products, develop a direct sales organization, or enter into relationships with third parties.
●	If we are unable to convince physicians of the benefits of our intended products, we may incur delays or additional expense in our attempt to establish market acceptance.
●	If our products are unable to obtain adequate reimbursement from third-party payors, or if additional healthcare reform measures are adopted, it could hinder or prevent the commercial success of our product candidates.
●	Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.
●	Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.
●	Our common stock price could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.
●	Provisions of our certificate of incorporation, by-laws, and Delaware law may make an acquisition of us or a change in our management more difficult.

Risks Related to Capital and Our Operations

We will require additional capital in order to continue our operations and may have difficulty raising additional capital.

We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2025, our consolidated cash balance was approximately $13.2 million. We believe our cash balance as of December 31, 2025, is adequate to fund our basic budgeted operations into the third quarter of 2026.

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

Risks Related to Manufacturing and Supply

We rely on a collaborative outsourced business model, and disruptions with our third-party collaborators may impede our ability to gain marketing approval from the FDA, the European Commission (based on recommendation from the EMA), or other regulatory authorities and delay or impair commercialization of any products.

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

In addition, we rely exclusively on contract research organizations to conduct research and development. Any inability of these organizations to fulfill the requirements of their agreements with us may delay or impair our ability to gain marketing approval from the FDA, European Commission (based on recommendation from the EMA), or other regulatory authorities and commercialization of our drug delivery technology and products.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, the EU Member States (coordinated by the EMA), and other comparable foreign regulatory authorities and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA, the European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against the company, any of which could adversely affect our business.

We believe that we have a good working relationship with our third-party collaborators. However, should the situation change, we may be required to relocate these activities on short notice, and we do not currently have access to alternate facilities to which we could relocate our research, development and/or manufacturing activities. The cost and time to establish or locate an alternate research, development and/or manufacturing facility to develop our technology would be substantial and would delay obtaining FDA or European Commission (based on recommendation from the EMA) approval and commercializing our products.

Furthermore, if our products are approved for commercial sale, we will need to work with our existing third-party collaborators to ensure sufficient capacity, or engage additional parties with the capacity, to commercially manufacture our products in accordance with FDA, the European Commission (based on recommendation from the EMA) and other regulatory requirements. There can be no assurance that we would be able to successfully establish any such capacity or identify suitable manufacturing partners on acceptable terms.

Risks Related to Research, Development and Regulatory Approval of Our Product Candidates

All of our product candidates are in clinical development or in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Before receiving FDA approval or similar approval in the EU or other jurisdiction to market a product, we must demonstrate with substantial clinical evidence that the product is safe and effective in the patient population and the indication that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. Our clinical trials may fail to produce results satisfactory to the FDA, the EMA, or regulatory authorities in other jurisdictions. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. In connection with clinical trials of our product candidates, we may face the following risks among others:

●	the product candidate may not prove to be effective;
●	the product candidate may cause harmful side effects;
●	the clinical results may not replicate the results of earlier, smaller trials;
●	we, or the FDA, the EMA, or similar foreign regulatory authorities, may delay, terminate or suspend the trials;
●	our results may not be statistically significant;
●	patient recruitment and enrollment may be slower than expected;
●	patients may drop out of the trials or otherwise not enroll; and
●	regulatory and clinical trial requirements, interpretations or guidance may change.

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

The SAWP has advised that filing for a CMA for iopofosine I 131 as a treatment for post - BTKi refractory patients with WM could be acceptable. However, there can be no guarantee that the EMA will grant CMA in the EU for iopofosine for WM patients having received two or more prior treatment regimens. Even if we are granted a CMA in the EU, we will be required to undergo annual renewal assessments to determine whether the risk-benefit balance remains positive. During or in between such assessments, it may be determined that we do not meet the conditions, which would mean that the CMA is revoked, or that there is a need for additional or modified conditions and/or specific obligations.

Even if we do ultimately receive FDA approval or approval in the European Union for any of our products, these products will be subject to extensive ongoing regulation, including regulations governing manufacturing, labeling, packaging, testing, dispensing, prescription and procurement quotas, record keeping, reporting, handling, shipment and disposal of any such drug. Failure to obtain and maintain required registrations or to comply with any applicable regulations could further delay or preclude development and commercialization of our drugs and subject us to enforcement action.

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

We may seek Breakthrough Therapy designation by the FDA for one or more of our product candidates, which we may not receive. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

On June 4, 2025, the Company announced that the FDA granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of relapsed/refractory Waldenstrom macroglobulinemia. In addition, we may seek Breakthrough Therapy designation for one or more of our product candidates, which, if granted, offers the potential for a rolling review of an NDA if a number of conditions are met, which would allow data to be submitted and reviewed as they become available rather than waiting for the full data package to become available to be submitted. Rolling review is often faster than the FDA’s standard review process. The FDA has broad discretion whether or not to grant Breakthrough Therapy designations, and even if we believe a particular product candidate is eligible for such a designation, we cannot be certain that the FDA would decide to grant it. Even if we obtain such designations for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Breakthrough Therapy designations if it believes that such designations are no longer supported. Although product candidates receiving Breakthrough Therapy designation are generally eligible for the FDA’s priority review procedures, receiving such designations does not guarantee that the NDA for such product candidates will receive priority review.

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

Furthermore, to recent communications with the FDA regarding a confirmatory study to support accelerated approval and the regulatory submission for iopofosine, the Company is, in addition to determining the availability of funding for such a study, pursuing strategic options for the further development and commercialization of this product candidate.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including to judicial challenges.

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

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments which may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

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

We may also not be able to maintain our ODD in the EU. In the EU, to maintain an ODD, a sponsor must demonstrate that it still satisfies the orphan designation criteria at the time of the marketing authorization. This includes a requirement for the sponsor to demonstrate ‘significant benefit’ compared with any treatments that are authorized at the time of the re-evaluation of the orphan criteria. Comparators may include products that are authorized after the sponsor has submitted its marketing authorization, but before the sponsor’s orphan designation criteria have be re-assessed.

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

Regulatory approval for any approved product is limited by the FDA, the European Commission (based on recommendation from the EMA), and comparable foreign authorities, to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of any of our future product candidates if approved.

Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA, the Committee for Medicinal Products for Human Use (CHMP) of the EMA and other regulators. In addition to the FDA, EMA and other regulators’ approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, the European Commission (based on recommendation from the EMA) and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations may be increased.

Any product for which we have obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the European Commission (based on a recommendation from the EMA) and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our product candidates, when and if approved, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the European Commission (based on a recommendation from the EMA) and other comparable international regulatory authorities may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. Additionally, the FDA may require a REMS to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

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

If such regulatory actions are taken, the value of our company and our operating results will be adversely affected. Additionally, if the FDA, the European Commission (based on a recommendation from the EMA) or any other comparable international regulatory agency withdraws its approval of a product that is or may be approved, we will be unable to generate revenue from the sale of that product in the relevant jurisdiction, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Accordingly, we continue to expend significant time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, post-marketing studies and quality control.

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

Regulatory legislative reform measures may have a material adverse effect on our business.

The EU’s pharmaceutical legislation is currently changing. In December 2025, the EU legislators reached an agreement on the proposed new rules. This provisional agreement needs to be endorsed by both the Council of the EU and the European Parliament, before being formally adopted and entering into force upon publication in the EU’s Official Journal. The final text is not yet available, but key changes will include:

●	one year reduction in base-line regulatory market protection;
●	re-coup option of lost regulatory market product with strict conditions;
●	launch and supply obligations with non-compliance resulting in loss of regulatory data protection and market protection at Member State level;
●	expansion of the Bolar exemption to health technology assessments, pricing, and reimbursement submissions;
●	reduction in the “standard” orphan market exclusivity period;
●	transferable data exclusivity voucher for priority antimicrobials;
●	shortened EMA review timelines and other procedural reforms.

The new legislation is expected to enter into application in 24 months. Other proposed EU acts, such as the Critical Medicines Act and the Biotech Act, may bring additional changes.

Risks Related to Internal Controls

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to additional risks and uncertainties.

We have restated our previously issued audited financial statements as of and for the years ended December 31, 2022 and 2023 and our interim financial statements as of and for the quarterly periods ended March 31, 2024, March 31, 2023 through September 30, 2023 and March 31, 2022 through September 30, 2022 (Restatement).

As a result of the misstatements discussed and the Restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including risks of lawsuits relating to securities offered by us in public and private offerings as well as claims by purchasers of our shares of common stock in the public market. Any actions, lawsuit or other legal proceedings related to the misstatements or the Restatement could result in liabilities, reputational harm and defense and other costs, regardless of the outcome of the lawsuit or proceeding.

We cannot ensure that litigation or other claims by stockholders will not be brought in the future arising out of the Restatement. We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities as a result of the Restatement. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

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

We must continue to satisfy Nasdaq continued listing requirements, including, among other things, certain corporate governance requirements, minimum stockholders’ equity of $2.5 million, and a minimum closing bid price requirement of $1.00 per share. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

On January 30, 2025, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to the minimum closing bid price requirement. The Nasdaq deficiency letter had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until July 29, 2025, to regain compliance with the minimum closing bid price requirement by causing our stock to close above $1.00 for a minimum of 10 consecutive trading days.

On June 24, 2025, we effected the 1-for-30 Reverse Stock Split to regain compliance with the bid price requirement prior to the July 29, 2025 compliance deadline. On July 9, 2025, we received a letter from Nasdaq confirming that we regained compliance with the minimum bid price requirement in Nasdaq Listing Rule 5550(a)(2), as it was determined that for the last 10 consecutive business days, from June 24, 2025 to July 8, 2025, the closing bid price of our common stock was at $1.00 per share or greater. There is no assurance we will maintain compliance with Nasdaq continued listing requirements.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

We have implemented processes designed to identify, review and manage risks from potential cybersecurity-related data breaches, unauthorized intrusions of our information technology systems, and other information security losses on or through our information technology systems that could result in adverse effects on the confidentiality, integrity, and availability of our systems and electronic information. These processes are managed and monitored by our third-party information technology service providers, as supervised by our Chief Financial Officer (CFO). Our CFO has experience in overseeing our cybersecurity and information technology programs. We rely heavily on information technology consultants for advice and expertise on monitoring evolving industry standards and to monitor our compliance with applicable policies. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. With the assistance of our third-party vendors, we conduct regular information technology risk evaluations and security audits. Our information technology team conducts diligence on key technology vendors, contractors and suppliers. We also provide ongoing education communications on cyber and information security, among other topics, and monitor phishing campaigns or other misrepresented system access requests to identify any employees that might need additional training.

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

On February 24, 2026 there were 10 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

The Company is primarily focused on the development of its radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. Our three lead programs are: CLR 121125 (CLR 125), an iodine-125 Auger-emitting program, prepared to enter a clinical trial in 2025; CLR 121225 (CLR 225), an actinium-225 based program; and iopofosine I 131 (iopofosine I 131, or simply iopofosine), a beta-emitting iodine-131 based program which has been studied extensively, as described below. On June 4, 2025, the Company announced that the U.S Food and Drug Administration (the “FDA”) granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of relapsed/refractory Waldenstrom macroglobulinemia (r/r WM). On October 6, 2025, the Company announced that after a scientific advice procedure, the Scientific Advice Working Party (SAWP) of the European Medicines Agency (EMA) advised that filing for a Conditional Marketing Authorization (CMA) for iopofosine I 131 as a treatment for post - Bruton Tyrosine Kinase inhibitor (BTKi) refractory patients with Waldenstrom macroglobulinemia (WM) could be acceptable. However, there can be no guarantee that the EMA will grant a CMA, in particular that we continue to meet the unmet needs condition. Even if we are granted a CMA in the EU, we will be required to undergo annual renewal assessments to determine whether the risk-benefit balance remains positive. During or in between such assessments, it may be determined that we do not meet the conditions, which would mean that the CMA is revoked, or that there is a need for additional or modified conditions and/or specific obligations.

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
●	CLR 225, an alpha-emitting, actinium-225 based PRC has shown activity in multiple solid tumor animal models, including pancreatic, colorectal, and breast cancer. CLR 121225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and uptake by the tumor. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is currently prepared to initiate a Phase 1 imaging and dose escalation safety study subject to our ability to obtain additional financing.
●	Iopofosine, a beta-emitting PRC, utilizes iodine-131 and was studied in our CLOVER WaM Phase 2 study of iopofosine in patients with r/r WM where it was observed to result in statistically significant outcomes on both primary and secondary endpoints, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL) are ongoing. The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is enrolling. Additionally, a Phase 1 investigator-initiated study conducted by the University of Wisconsin-Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed. The Company plans to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the accelerated approval of iopofosine I 131 as a treatment for WM once the confirmatory trial is underway, which is subject to sufficient funding. As part of our previous announcement to seek a full range of strategic alternatives, we have initiated a process that includes identifying a strategic partner with the resources to develop iopofosine I 131.

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

Twelve Months Ended December 31, 2025 and 2024

Research and Development. Research and development expenses for the year ended December 31, 2025, were approximately $11,499,000, compared to approximately $26,136,000 for the year ended December 31, 2024.

The following table provides a summary of research and development costs by category for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024	Variance
Clinical project costs	$3,586,000	$10,462,000	$(6,876,000)
Manufacturing and related costs	4,220,000	10,582,000	(6,362,000)
Pre-clinical project costs	823,000	228,000	595,000
General research and development costs	2,870,000	4,864,000	(1,994,000)
	$11,499,000	$26,136,000	$(14,637,000)

The overall decrease in research and development expenses of approximately $14,637,000, or 56%, was primarily a result of a reduction in clinical project costs of approximately $6,876,000 and a decrease in manufacturing and related costs of approximately $6,362,000, driven by the conclusion of patient enrollment and declining patient follow-up for our WM clinical study, partially offset by increased activity in our pre-clinical development project costs.

General and administrative. General and administrative expenses for the year ended December 31, 2025, were approximately $11,481,000, compared to approximately $25,641,000 in 2024. The decrease of $14,160,000, or 55% in general and administrative costs was primarily driven by de-emphasizing pre-commercialization efforts and related personnel cost reductions.

Other income (expense), net. Other income (expense), net, for the year ended December 31, 2025, was approximately $1,189,000 of income, as compared to approximately $7,262,000 of income for the year ended December 31, 2024. A significant portion of this non-cash impact comes from changes in the valuation of the Company’s outstanding warrants. Warrant valuation consists of several aspects, but the most significant driver is the price of the Company’s common stock at the end of each reporting period. Interest income decreased to approximately $435,000 in 2025, compared to approximately $1,211,000 in 2024, as a result of lower invested balances and reductions in the related interest rates.

Liquidity and Capital Resources

Year ended December 31, 2025, Compared to Year Ended December 31, 2024

As of December 31, 2025, we had cash and cash equivalents of $13.2 million, compared to $23.3 million as of December 31, 2024, a decrease of $10.1 million. Net cash proceeds from the issuance of common stock and warrants during 2025 were approximately $13 million. The cash used in operating activities during the twelve months ended December 31, 2025, was approximately $23.1 million.

Investing activities consist exclusively of fixed asset purchases, which declined in 2025 as compared to 2024 as a result of our completing the establishment of redundancy in each aspect of our product manufacturing supply chain.

Our cash requirements have historically been for our research and development activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of equity-based securities. As of December 31, 2025, we had an accumulated deficit of approximately $269 million.

Liquidity Outlook

We have incurred losses since inception in devoting substantially all of our efforts toward research and development. During the year ended December 31, 2025, we generated a net loss of approximately $21.8 million and used approximately $23.1 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of December 31, 2025, our consolidated cash balance was approximately $13.2 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $9.7 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the third quarter of 2026. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cellectar Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Initial Accounting for the July 2025 Underwritten Public Offering — Refer to “Note 2. Summary of Significant Accounting Policies” and “Note 6. Stockholders’ Equity” to the financial statements

Critical Audit Matter Description

As more fully described in Note 6 to the financial statements, on July 2, 2025, the Company completed an underwritten public offering for gross proceeds of approximately $6.9 million, prior to deducting underwriting commissions and offering expenses. The offering was composed of shares of the Company’s common stock, pre-funded common stock purchase warrants (Pre-funded Warrants), and common warrants to purchase shares of the Company’s common stock (Common Warrants). The Company determined that the Common Warrants and Pre-Funded Warrants met all of the criteria for equity classification and recorded them as a component of additional paid-in capital upon the closing of the transaction in July 2025.

We identified the assessment of the initial accounting for the Common Warrants and Pre-funded Warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification of the warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s classification.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the Common Warrants and Pre-funded Warrants included the following, among others:

●	We read the agreements associated with the Common Warrants and Pre-funded Warrants and tested the accuracy and completeness of the significant terms identified by management for the purpose of determining the appropriate accounting treatment and classification of the warrants.
●	With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Common Warrants and Pre-funded Warrants.

Initial Accounting for the October 2025 Warrant Inducement — Refer to “Note 2. Summary of Significant Accounting Policies” and “Note 6. Stockholders’ Equity” to the financial statements

Critical Audit Matter Description

As more fully described in Note 6 to the financial statements, on October 7, 2025, the Company entered into warrant exercise inducement offer letters with certain holders of certain existing warrants, pursuant to which the holders agreed to exercise for cash their existing warrants in exchange for the Company’s agreement to issue two new warrants for each warrant exercised (October 2025 Inducement Warrants). The gross proceeds to the company from the warrant exercises and new warrant issuances was approximately $5.8 million, prior to deducting placement agent fees and offering expenses. The Company determined that the October 2025 Inducement Warrants met all of the criteria for equity classification and recorded them as a component of additional paid-in capital upon the closing of the transaction in October 2025.

We identified the assessment of the initial accounting for the October 2025 Inducement Warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification and valuation of the securities. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s classification, as well as the valuation of the securities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification and valuation of the October 2025 Inducement Warrants included the following, among others:

●	We read the agreements associated with the October 2025 Inducement Warrants and tested the accuracy and completeness of the significant terms identified by management for the purpose of determining the appropriate accounting treatment and classification of the warrants.
●	We evaluated the Company’s conclusions regarding the accounting treatment applied to the October 2025 Inducement Warrants.
●	With the assistance of our fair value specialists, we evaluated management’s valuation of the October 2025 Inducement Warrants by:
o	Evaluating management’s use of the valuation methodology
o	Testing the significant valuation assumptions, including the expected volatility, the risk-free interest rate, expected life and dividend yield
o	Independently calculating a fair value estimate for the October 2025 Inducement Warrants and comparing our estimates to management’s estimates

/s/ Deloitte & Touche LLP

Morristown, New Jersey
March 4, 2026

We have served as the Company’s auditor since 2024.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,196,033	$23,288,607
Prepaid expenses and other current assets	842,432	961,665
Total current assets	14,038,465	24,250,272
Property, plant & equipment, net	549,405	757,121
Operating lease right-of-use asset	360,671	436,874
Other long-term assets	29,780	29,780
TOTAL ASSETS	$14,978,321	$25,474,047

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,423,548	$7,585,340
Warrant liability	226,000	1,718,000
Lease liability, current	100,189	84,417
Total current liabilities	4,749,737	9,387,757
Lease liability, net of current portion	309,397	409,586
TOTAL LIABILITIES	5,059,134	9,797,343
COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series D convertible preferred stock, 111.11 shares authorized; 111.11 shares issued and outstanding as of December 31, 2025 and 2024	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY:
Series E-2 preferred stock, 1,225.00 shares authorized; 35.60 and 35.60 shares issued and outstanding as of December 31, 2025 and 2024, respectively	520,778	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 4,240,129 and 1,535,996 shares issued and outstanding as of December 31, 2025 and 2024, respectively	42	15
Additional paid-in capital	277,149,844	261,116,351
Accumulated deficit	(269,133,500)	(247,342,463)
Total stockholders’ equity	8,537,164	14,294,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,978,321	$25,474,047

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

OPERATING EXPENSES:
Research and development	$11,498,761	$26,136,246
General and administrative	11,481,083	25,641,452
Total operating expenses	22,979,844	51,777,698

LOSS FROM OPERATIONS	(22,979,844)	(51,777,698)

OTHER INCOME (EXPENSE):
Warrant issuance expense	—	(7,743,284)
Gain on valuation of warrants	753,707	13,794,683
Interest income	435,100	1,210,853
Total other income (expense), net	1,188,807	7,262,252
LOSS BEFORE INCOME TAXES	(21,791,037)	(44,515,446)

INCOME TAX PROVISION (BENEFIT)	—	66,000

NET LOSS	$(21,791,037)	$(44,581,446)
NET LOSS PER SHARE — BASIC	$(8.35)	$(36.52)
NET LOSS PER SHARE — DILUTED	$(8.35)	$(41.89)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	2,608,317	1,220,749
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	2,608,317	1,238,125

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series D Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	111.11	$1,382,023	319.76	$4,677,632	691,470	$7	$182,924,410	$(202,761,017)	$(15,158,968)
Stock-based compensation	—	—	—	—	—	—	4,272,780	—	4,272,780
Exercise of pre-funded warrants into common shares	—	—	—	—	35,971	—	3,972,540	—	3,972,540
Exercise of warrants for preferred stock, net of issuance costs (Note 2)	—	—	2,205.00	47,577,000	—	—	—	—	47,577,000
Conversion of Series E-3 preferred stock into common stock	—	—	(2,205.00)	(47,577,000)	461,538	5	47,576,995	—	—
Exercise of warrants for common stock	—	—	—	—	18,239	—	2,298,143	—	2,298,143
Conversion of Series E-2 preferred stock into common stock	—	—	(284.00)	(4,156,854)	104,088	1	4,156,853	—	—
Issuance of E-4 preferred stock net of issuance costs	—	—	1,610.00	15,914,632	—	—	—	—	15,914,632
Conversion of Series E-4 preferred stock into common stock	—	—	(1,610.00)	(15,914,632)	224,664	2	15,914,630	—	—
Stock option exercise into common stock	—	—	—	—	26	—	—	—	—
Net loss	—	—	—	—	—	—	—	(44,581,446)	(44,581,446)
Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,116,351	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	2,263,703	—	2,263,703
Issuance of common stock, net of issuance costs	—	—	—	—	1,045,000	11	5,788,369	—	5,788,380
Exercise of warrants for common stock, net of issuance costs	—	—	—	—	1,659,138	16	7,981,421	—	7,981,437
Retired shares	—	—	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(21,791,037)	(21,791,037)
Balance at December 31, 2025	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,149,844	$(269,133,500)	$8,537,164

See accompanying notes to the consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,791,037)	$(44,581,446)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	213,597	291,653
Stock-based compensation	2,263,704	4,272,780
Loss on disposal of assets	—	145,726
Warrant issuance expense	—	7,743,284
Change in fair value of warrants	(753,707)	(13,794,683)
Change in operating lease right-of-use asset	76,202	65,409
Changes in:
Prepaid expenses and other assets	119,233	(73,440)
Accounts payable and accrued liabilities	(3,161,792)	(1,593,305)
Lease liability	(84,417)	(58,979)
Cash used in operating activities	(23,118,217)	(47,583,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(5,880)	(104,195)
Cash used in investing activities	(5,880)	(104,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and new warrants, net of issuance costs	7,243,143	61,410,815
Proceeds from issuance of common stock, pre-funded warrants and common warrants, net of issuance costs	5,788,380	—
Cash provided by financing activities	13,031,523	61,410,815
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,092,574)	13,723,619
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,288,607	9,564,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,196,033	$23,288,607
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of preferred stock to common stock	$—	$67,648,487
Settlement of warrants to equity	$738,325	$12,608,199

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

Going Concern — As an emerging growth company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $269,000,000 as of December 31, 2025, and incurred a net loss of approximately $21,791,000 and negative cash flows from operations of approximately $23,100,000, during the year ended December 31, 2025. The Company expects it will continue to generate significant losses and negative cash flows from operations for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided that any products will be approved or commercialized in a profitable manner.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $9.7 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the third quarter of 2026. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

To fund its research, development, and approval efforts, the Company has been heavily dependent on funding from private investors and public stockholders since its inception through the issuance of securities, such as common stock, convertible preferred stock, and warrants (collectively “outside capital”). The Company expects to remain heavily dependent on outside capital to fund the Company’s operations for the foreseeable future until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes additional outside capital will be secured as needed, no assurance can be provided that it will be secured or on terms acceptable to the Company.

To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost-saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, the sale of assets, discontinuance of certain operations, a wind-down of operations and return of capital to stockholders, and/or filing for bankruptcy protection.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represented the full term of the lease at the time the leasehold improvements were capitalized. Our only long-lived assets are property, equipment and Right-of-Use (ROU) assets. The Company periodically, and at a minimum annually, evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company recorded disposal charges of approximately $0 and $146,000 during the years ended December 31, 2025 and 2024, respectively.

Right-of-Use Asset and Lease Liability — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU assets are recognized over their estimated useful life, which represents the full term of the lease. See Note 11.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which for 2025 and 2024 ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s net deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the consolidated financial statements as of December 31, 2025 and 2024.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of December 31, 2025 and 2024, is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2025 and 2024, uninsured cash balances totaled approximately $12,946,000 and $22,837,000, respectively.

Government Assistance — In accordance with ASC 832, Government Assistance, the Company discloses certain types of government assistance they receive in the notes to the financial statements. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and when the reimbursement has been claimed. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company currently has a cancer treatment research award through the National Cancer Institute (NCI) totaling approximately $2.0 million over a period of approximately three years. In September 2022, the Company was awarded $1.98 million in additional grant funding to expand the Company’s ongoing Phase 1 study of iopofosine I 131 in children and adolescents with inoperable relapsed or refractory high-grade gliomas (HGGs). The grant was awarded by the NCI based upon the initial signals of efficacy in the Phase 1 study, which is an international, open-label, dose escalation, safety study. The funding allows for an expansion from Part 1a into the Part 1b portion of the ongoing Phase 1 pediatric study.

During the twelve months ended December 31, 2025, the Company received $0 in NCI grant funding under the grants described above. During the twelve months ended December 31, 2024, the Company received approximately $602,000 in NCI grant funding under the grants described above, all of which was reported as a reduction of research and development (R&D) expenses.

Recently Issued Accounting Pronouncements Not Yet Adopted — In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which introduced new guidance on disclosures to provide clarity about the current requirements for interim reporting. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2025-11 will have on its consolidated financial statements.

In October 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which introduced authoritative guidance on the accounting for government grants received by business entities. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact ASU 2025-10 will have on its consolidated financial statements.

The Company evaluates all ASUs issued by the FASB for consideration of their applicability to the financial statements. The Company has assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Recently Adopted Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases the transparency and decision usefulness of income tax disclosures for investors by requiring information to better assess how an entity’s operations and related tax risks, planning, and operational opportunities affect its tax rate and prospects for future cash flows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard is effective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard in fiscal year 2025, utilizing the retrospective application as permitted in the standard. See Note 8.

3. FAIR VALUE

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value:

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments be made. The following table summarizes the conclusions reached as of December 31, 2025 and 2024 for financial instruments measured at fair value on a recurring basis.

	Balance	Level 1	Level 2	Level 3
December 31, 2025
Cash and cash equivalents	$13,196,033	$13,196,033	$—	$—
Total assets	$13,196,033	$13,196,033	$—	$—

Warrant liability	$226,000	$—	$—	$226,000
Total liabilities	$226,000	$—	$—	$226,000

December 31, 2024
Cash and cash equivalents	$23,288,607	$23,288,607	$—	$—
Total assets	$23,288,607	$23,288,607	$—	$—

Warrant liability	$1,718,000	$—	$—	$1,718,000
Total liabilities	$1,718,000	$—	$—	$1,718,000

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $180,000 and $1,200,000 as of December 31, 2025, and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Volatility	110.00-117.00%	80.60-104.00%
Risk-free interest rate	3.50-3.80%	3.50-4.20%
Expected life (years)	3.30-4.10	0.50-4.80
Dividend	0%	0%

September 2023 Warrants

The fair value of the 2023 Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2023 Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized.

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of the valuation technique utilized, and had a fair value of $5,000 and $26,000 as of December 31, 2025 and 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Volatility	100.17-125.50%	105%
Risk-free interest rate	3.55-3.89%	4.20-4.30%
Expected life (years)	2.69-3.44	0.80-4.20
Dividend	0%	0%

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

The 2022 Common Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $41,000 and $462,000 as of December 31, 2025, and December 31, 2024, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the assumptions used at each financial reporting date:

	December 31,	December 31,
	2025	2024
Volatility	147.20%	117.50%
Risk-free interest rate	3.47%	4.27%
Expected life (years)	1.80	2.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of all warrants which are classified within the Level 3 fair value hierarchy for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning warrant fair value	$1,718,000	$13,131,691
Change in warrant fair value	(317,055)	(14,778,015)
Issuance of July 2024 inducement warrants	—	12,000,000
Settlement of warrants to equity	(1,174,945)	(7,410,000)
Exercise of October 2022 warrants	—	(1,225,676)
Ending warrant fair value	$226,000	$1,718,000

4. PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consisted of the following as of December 31:

	2025	2024

Office and laboratory equipment	$1,421,000	$1,467,000
Computer software	4,000	4,000
Leasehold improvements	310,000	310,000
Total property, plant & equipment	1,735,000	1,781,000
Less– accumulated depreciation and amortization	(1,186,000)	(1,024,000)
Property, plant & equipment, net	$549,000	$757,000

For the years ended December 31, 2025 and 2024, the Company recorded approximately $214,000 and $292,000 of fixed asset depreciation and amortization expense, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31:

	2025	2024

Accounts payable	$1,441,000	$4,105,000
Incentive compensation	1,090,000	611,000
Clinical project costs	1,079,000	1,339,000
Professional fees	315,000	219,000
Other	499,000	1,311,000
	$4,424,000	$7,585,000

6. STOCKHOLDERS’ EQUITY

October 2025 Warrant Inducement

On October 7, 2025, the Company entered into warrant exercise inducements with certain holders of certain existing warrants, which were originally issued on October 25, 2022, July 21, 2024, and July 2, 2025, pursuant to which the holders agree to exercise for cash their existing warrants to purchase 1,048,094 shares of the Company’s common stock, at an exercise price of $5.25 per share, and pay $0.125 per new warrant, in exchange for the Company’s agreement to issue two new warrants for each warrant exercised. In connection with the exercise of these warrants, the Company issued new warrants (the October 2025 Inducement Warrants) in two different series: the Series I Inducement Warrants and the Series II Inducement Warrants. Each Inducement Warrant is immediately exercisable at an exercise price of $6.00 per share. The Series I Inducement Warrants will expire on October 8, 2030, and the Series II Inducement Warrants will expire on April 8, 2027. The investors paid $0.125 for each October 2025 Inducement Warrant. The gross proceeds to the Company from the warrant exercises and new warrant issuance was approximately $5.8 million, prior to deducting placement agent fees and offering expenses. Based upon an evaluation utilizing the criteria in ASC 480, Distinguishing Liabilities from Equity, the company concluded that the Common Warrants do not meet any of the conditions necessary to be classified as a liability. Furthermore, based upon an assessment utilizing ASC 815, Derivatives and Hedging, the Common Warrants meet all the necessary criteria to be classified as permanent equity.

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

June 2025 Warrant Inducement

On June 6, 2025, the Company entered into definitive agreements for investors to immediately exercise certain outstanding warrants to purchase an aggregate of 276,044 shares of common stock, issued by the company on June 5, 2020, October 25, 2022, and July 21, 2024 (the Existing Warrants), at a reduced exercise price of $9.123 per share. The shares of common stock issuable upon exercise of the Existing Warrants are all registered, or their resale is registered, pursuant to effective registration statements. The Company did not issue any new warrants as part of the agreements. The gross proceeds to the Company from the exercise of the Existing Warrants was approximately $2.5 million, prior to deducting placement agent fees and offering expenses.

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

The July 2024 Inducement Warrants have the following terms:

●	The 2024 Tranche A warrants have an exercise price of $75.60 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that the FDA has assigned a Prescription Drug User Fee Act goal date for review of iopofosine I 131, and (ii) July 21, 2029.
●	The 2024 Tranche B warrants have an exercise price of $120.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131, and (ii) July 21, 2029.
●	The 2024 Tranche C warrants have an exercise price of $165.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that it has recorded quarterly gross revenues from sales of iopofosine I 131 in the United States in excess of $10 million and (ii) July 21, 2029.
●	The July 2024 Inducement Warrants do not qualify under the equity classification guidance because of a cash settlement feature that requires cash settlement in event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders. As a result, and in accordance with the guidance in ASC 815, the warrants issued in July 2024 are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. In accordance with the guidance above, the Company recorded the July 2024 Inducement Warrants and preferred stock at their respective fair values. See Note 3 for the related valuation.

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

There are 35.60 shares of Series E-2 preferred stock outstanding as of December 31, 2025.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering and concurrent private placement transaction. As of December 31, 2025, there remain 75,939 warrants outstanding that are immediately exercisable at an exercise price of $58.80 per share and will expire on the fifth anniversary of the closing date. Due to a cash settlement feature, the warrants are liability classified. See Note 3 for the related valuation.

The following table summarizes information with regard to outstanding warrants to purchase stock as of December 31, 2025:

	Number of Common
	Shares Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2025 October Series I Common Warrants	1,048,094	$6.00	October 8, 2030
2025 October Series II Common Warrants	1,048,094	$6.00	April 8, 2027
2025 July Common Warrants	436.000	$5.25	July 2, 2030
2025 Representative Warrants	82,800	$7.75	July 2, 2030
2024 Tranche A Warrants	114,773	$75.60	July 21, 2029
2024 Tranche B Warrants	139,877	$120.00	July 21, 2029
2024 Tranche C Warrants	72,663	$165.00	July 21, 2029
2023 Tranche B Preferred Warrants	14,652	$143.25	September 8, 2028
2022 Common Warrants	75,939	$58.80	October 25, 2027
Total	3,032,892

The 2025 October Series I and Series II Common Warrants, the 2025 July Common Warrants, and the 2025 Representative Warrants are classified as equity. All other warrants in the table above are liability classified.

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

During the twelve months ended December 31, 2025 and 2024, stock options granted were 77,331 and 102,116, respectively. The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Twelve Months Ended
	December 31,
	2025	2024
Employee and director stock option and stock grants:
Research and development	$413,022	$3,486,168
General and administrative	1,850,682	786,612
Total stock-based compensation	$2,263,704	$4,272,780

In December 2023, the Company granted 92,533 contingent, non-statutory stock option awards at an exercise price of $78.90 per share to employees and directors, and in March 2024 the Company granted 6,666 contingent, non-statutory stock option awards at an exercise price of $108.90 and $100.50 per share to our employees. Each of these grants was contingent on approval of an increase in the shares available in the 2021 Stock Incentive Plan that was approved by the stockholders at the annual meeting of stockholders held on June 14, 2024. In accordance with the removal of the contingency, the Company began recognizing the expense for these awards in June 2024.

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

Dividends. The Company has not historically issued dividends.

Summary. The following table summarizes the assumptions used for stock options granted to employees and directors in the periods indicated:

	Year Ended December 31,
	2025	2024
Volatility	100.17%	82.13%
Risk-free interest rate	4.37%	4.21-4.64%
Expected life (years)	6.0	6.0
Dividend	0%	0%

Exercise prices for all grants made during the twelve months ended December 31, 2025 and 2024 were equal to the market value of the Company’s common stock on the date of grant.

Stock Option Activity

A summary of stock option activity is as follows:

	Number of
	Shares
	Issuable		Weighted
	Upon		Average
	Exercise	Weighted	Remaining
	of	Average	Contracted	Aggregate
	Outstanding	Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding as of December 31, 2023	78,397	$163.80	8.64	$1,682,667
Granted	102,116	$81.60
Expired	(53)	$600.00
Forfeited	(27,503)	$75.30
Exercised	(55)	$50.40
Outstanding as of December 31, 2024	152,902	$123.00	7.37	$—
Granted	77,331	$8.70
Expired	(18,066)	$125.25
Outstanding as of December 31, 2025	212,167	$80.47	5.35	$—

Exercisable as of December 31, 2025	113,080	$129.93		$—
Unvested as of December 31, 2025	99,087	$24.03		$—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the estimated per-share fair value of common stock at the end of the respective period and the exercise price of the underlying options. Shares of common stock issued upon the exercise of options are from authorized but unissued shares. At December 31, 2025, we had 100,651 shares available for grant under the 2021 Option Plan.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024, was $21.30 and $73.50, respectively. The total fair value of options vested during the years ended December 31, 2025 and 2024, was $2,039,819 and $5,342,685, respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2025, was $113.91 and $21.30 respectively. The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2024, was $110.70 and $65.70, respectively.

The weighted average grant date fair value of options forfeited during the years ended December 31, 2025 and 2024, was $60.65 and $53.10, respectively. The number of options vested during the years ended December 31, 2025 and December 31, 2024, was 33,156 and 80,295, respectively. The number of options unvested at December 31, 2025 and December 31, 2024, was 99,087 and 55,130, respectively.

As of December 31, 2025, there was approximately $5,470,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. Of this total amount, the Company expects to recognize approximately $1,969,000, $1,820,000, and $1,681,000 during 2026, 2027 and 2028, respectively. The Company’s expense estimates are based upon the expectation that all unvested options will vest in the future.

8. INCOME TAXES

	2025	2024

Tax provision (benefit)
Current
Federal	$—	$—
State	—	66,000
Total current	—	66,000

Deferred
Federal	(5,245,000)	(16,106,000)
State	(1,609,000)	(3,458,000)
Total deferred	(6,854,000)	(19,564,000)

Change in valuation allowance	6,854,000	19,564,000
Total	$—	$66,000

Deferred tax assets consisted of the following as of December 31:

	2025	2024

Deferred tax assets
Federal net operating loss	$61,791,000	$47,909,000
Federal research and development tax credit carryforwards	22,530,000	21,359,000
State net operating losses and tax credit carryforwards	14,935,000	10,191,000
Capitalized research and development expenses	9,632,000	22,658,000
Stock-based compensation expense	5,092,000	5,072,000
Other	457,000	419,000
Total deferred tax assets	114,437,000	107,608,000

Deferred tax liabilities
Depreciable assets	(98,000)	(123,000)
Total deferred tax liabilities	(98,000)	(123,000)

Net deferred tax assets	114,339,000	107,485,000
Less- valuation allowance	(114,339,000)	(107,485,000)
Total deferred tax assets	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	Year ended December 31,
	2025		2024
Income tax benefit using U.S. federal statutory rate	$(4,605,000)	21.00%	$(9,357,000)	21.00%
State income taxes	$(122,000)	0.56%	$136,000	(0.31)%
Permanent nondeductible items	$—	0.00%	$—	0.00%
Federal tax credits
Orphan Drug Credit	$(1,176,000)	5.36%	$(4,582,000)	10.28%
Research and development credits	$6,000	(0.03)%	$(811,000)	1.82%
Change in valuation allowance	$5,401,000	(24.63)%	$16,113,000	(36.15)%
Nontaxable or nondeductible items
Warrant cost/Revaluation	$(130,000)	0.59%	$(1,276,000)	2.86%
Share-based compensation	$617,000	(2.81)%	$—	—
Other	$4,000	(0.02)%	$40,000	(0.09)%
Other	$5,000	(0.02)%	$(197,000)	0.44%
Total	$—	(0.00)%	$66,000	(0.15)%

As of December 31, 2025, the Company had federal net operating loss (NOL) carryforwards of approximately $109,370,000 generated as of December 31, 2017, and NOL carryforwards of approximately $184,873,000 after December 31, 2017. Federal NOLs generated as of December 31, 2017, will expire in 2025 through 2037, while NOLs generated during 2018 and later will be carried forward indefinitely until utilized. As of December 31, 2025, the Company had state NOL carryforwards of approximately $203,341,000. State NOL carryforwards will expire in 2030 through 2045.

In July 2025, the OBBBA was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. ASC 740 requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The impact of this change is primarily reflected in deferred taxes.

As of December 31, 2025, the Company had federal research and development (R&D) and orphan drug credit carryforwards of approximately $22,530,000 which will expire in 2025 through 2044. As of December 31, 2025, the Company also had state credit carryforwards of approximately $781,000 which will expire in 2025 through 2039.

The Company had federal NOLs and R&D credit carryforwards of $274,000 and $50,000, respectively, that expired in 2025. Additionally, $49,000 of WI R&D credits carryforward expired in 2025.

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

The Company did not have unrecognized tax benefits or accrued interest and penalties at any time during the years ended December 31, 2025 or 2024, and does not anticipate having unrecognized tax benefits over the next twelve months. The Company is subject to audit by the Internal Revenue Service and state taxing authorities for tax periods commencing January 1, 2022, as a result of its NOLs. However, any adjustment related to these periods would be limited to the amount of the NOL generated in the year(s) under examination.

Upon the adoption of ASU 2023-09 we are required to disclose income taxes paid, net of refunds for 2025. All amounts for federal, state and foreign are zero for the year ended December 31, 2025.

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarters ended June 30, 2024, and September 30, 2024, the common warrants issued in October 2022 were dilutive. In all other periods presented, all outstanding warrants were antidilutive. As a result, there is no difference between basic and diluted earnings per share for the year ended December 31, 2025.

Year ended December 31, 2024
Net loss	$(44,581,446)
Dilutive effect of warrant liability	(7,283,786)
Net loss allocated to common shares	$(51,865,232)

Weighted average common shares outstanding - basic	1,220,749
Dilutive effect of warrant liability	17,376
Weighted average common shares outstanding - diluted	1,238,125

Net loss per share - diluted	$(41.89)

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would have been antidilutive:

	Year Ended December 31,
	2025	2024
Warrants	3,032,892	679,390
Stock options	212,167	152,902
Convertible preferred shares	16,743	16,743
Total potentially dilutive shares	3,261,802	849,035

10. COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved in legal matters and disputes in the ordinary course of business. We do not anticipate that the outcome of such matters and disputes will materially affect the Company’s financial statements.

Workforce Reduction

In December 2024, the Company implemented a workforce reduction plan impacting approximately 60% of employees. The total expense charge related to the plan was approximately $1,510,000. There is no remaining liability related to the workforce reduction as of December 31, 2025.

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

Under the terms of the Amended Lease, the Company’s previously paid security deposit of $75,000 was reduced to $23,566 and the aggregate rent over the term of the Amended Lease is approximately $918,000, which will be reduced to approximately $893,000 after certain rent abatements. The Company will also be required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After certain rent abatements the rent is approximately $11,800 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of December 31, 2025:

Years ending December 31,
2026	$150,000
2027	153,000
2028	155,000
2029	53,000
Total undiscounted lease payments	511,000
Less: Imputed interest	(101,000)
Present value of lease liabilities	$410,000

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

The following table presents certain financial data for the Company’s one reportable segment:

	Year Ended December 31,
	2025	2024
Research and development:
Phase 2 study in WM	$1,308,000	$7,422,000
Phase 1 study in pediatric tumors	1,345,000	3,040,000
Phase 1 study in Triple Negative Breast Cancer	933,000	—
Manufacturing and related costs	4,220,000	10,582,000
Pre-clinical projects costs	823,000	228,000
General research and development costs	2,870,000	4,864,000
General and administrative	11,481,000	25,641,000
Other segment items	(1,189,000)	(7,196,000)
Segment and consolidated net loss	$21,791,000	$44,581,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending December 31, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

Certain information regarding annual incentive bonus is included under Item 11 of this Form 10-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions “Election of Directors,” “Officers and Directors” and “Corporate Governance.”

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our each of NEOs for the years ended December 31, 2025 and 2024:

2025 Summary Compensation Table

			Option	Incentive Plan
		Salary	Awards	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	Total ($)
James V. Caruso	2025	676,000	210,600	169,000	1,055,600
President and Chief Executive Officer	2024	650,000	2,214,000	178,750	3,042,750
Jarrod Longcor	2025	520,000	116,995	130,000	766,995
Chief Operating Officer	2024	500,000	1,230,000	100,000	1,830,000
Chad J. Kolean	2025	442,000	67,855	110,500	620,355
Chief Financial Officer	2024	425,000	713,400	85,000	1,223,400
(1)	The reported amounts represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”). All assumptions made regarding the valuation of option awards can be referenced in Note 7 in the Notes to Restated Consolidated Financial Statements included in this Annual Report on Form 10-K. The amounts reported for 2025 represent stock option awards to Messrs. Caruso, Longcor and Kolean with respect to 30,000 shares, 16,666 shares, and 9,666 shares, respectively, which awards were approved by the Compensation Committee on February 14, 2025.
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

Equity Awards

As described in Note (1) to the 2025 Summary Compensation Table above, on February 14, 2025 the Compensation Committee approved stock option awards to Messrs. Caruso, Longcor and Kolean with respect to 30,000 shares, 16,666 shares, and 9,666 shares, respectively, subject to stockholder approval of an amendment to the 2021 Plan at the 2024 annual meeting of stockholders. These options are scheduled to vest one-third on the first anniversary of the grant date and in 24 equal monthly installments thereafter, subject to continuous employment with the Company through each vesting date.

Employment Agreements

James V. Caruso. We entered into an employment agreement with Mr. Caruso as of June 15, 2015, as amended and restated on April 15, 2019, and amended on March 12, 2025, pursuant to which Mr. Caruso serves as President and Chief Executive Officer of the Company. Under the agreement, the Company pays Mr. Caruso a base salary that is adjusted from time to time. Mr. Caruso is also eligible for an annual bonus, based on performance, with an initial target of up to 55% of his base salary at the discretion of the Compensation Committee. If Mr. Caruso is terminated other than for cause or by Mr. Caruso for good reason within 12 months after a change in control (i.e. double trigger), he is entitled to severance in an amount equal to (i) 24 months of base salary, (ii) his then applicable target bonus payable over 24 months (a total of 2.0x the annual target bonus payable at the time of termination) and (iii) 24 months of payment or reimbursement of health insurance (equal to the premium paid by the Company prior to the date of termination), each payable in installments over 24 months. Following a termination of employment by the Company without cause or by Mr. Caruso for good reason that is not within 12 months after a change in control, Mr. Caruso is entitled to severance in an amount equal to 12 months base salary plus payment or reimbursement of health insurance for 12 months (equal to the premium paid by the Company prior to the date of termination). Each of the foregoing severance benefits is conditioned on Mr. Caruso’s execution of a release agreement in favor of the Company.

Jarrod Longcor. We entered into an employment agreement with Mr. Longcor as of July 15, 2016, as amended and restated on April 15, 2019, and amended on November 10, 2019, and March 12, 2025. Under the agreement, Mr. Longcor receives a base salary that may be adjusted from time to time. Mr. Longcor is eligible for an annual bonus, based on performance, with an initial target of up to 40% of his base salary. If Mr. Longcor’s employment is terminated other than for cause or by Mr. Longcor for good reason, contingent upon the execution of a release agreement in favor of the Company, Mr. Longcor is entitled to (i) severance in an amount equal to nine months of Mr. Longcor’s annual base salary, provided that if such termination occurs within 12 months after a change in control (i.e. double trigger), such severance is increased to 18 months of Mr. Longcor’s full base salary, each payable in monthly installments, (ii) payment or reimbursement of health insurance (for nine or 18 months, as applicable), each payable in monthly installments, (iii) a payment amount equal to the annual bonus Mr. Longcor would have received for the calendar year in which the termination occurred prorated for the number of days elapsed in such year, and (iv) outplacement services not to exceed $7,500.

Chad J. Kolean. We entered into an employment agreement with Mr. Kolean as of February 22, 2022. Pursuant to his employment agreement, Mr. Kolean receives a base salary that may be adjusted from time to time and is eligible to receive an annual performance bonus with a target amount equal to 40% of his base salary. In the event of a dismissal without cause or resignation by Mr. Kolean for good reason, contingent upon the execution of a release agreement in favor of the Company, Mr. Kolean is entitled to (i) severance in an amount equal to nine months of Mr. Kolean’s annual base salary, provided that if such termination occurs within 12 months after a change in control (i.e. double trigger), such severance is increased to 18 months of Mr. Kolean’s full base salary, each payable in monthly installments, (ii) payment or reimbursement of health insurance (for nine or 18 months, as applicable), each payable in monthly installments, and (iii) outplacement services not to exceed $7,500.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards as of December 31, 2025, with respect to our NEOs, and reflects the reverse stock split of our common stock that occurred on June 24, 2025.

		Option Awards				Stock Awards
							Market
						Number of	Value
		Number of	Number of			Shares or	of Shares or
		securities	securities			Units of	Units of
		underlying	underlying	Option		Stock	Stock
		unexercised	unexercised	Exercise	Option	that Have	that Have
		options (#)	options (#)	Price	Expiration	Not	Not
Name	Date of Award	exercisable	unexercisable	($/share)	date	Vested (#)	Vested ($)
James V. Caruso	2/14/2025(1)	—	30,000	$8.70	2/14/2035	—	—
	11/30/2023(1)	20,000	10,000	$79.50	11/30/2033	—	—
	1/17/2023(1)	16,916	484	$50.40	1/17/2033	—	—
	1/25/2022	4,730	—	$165.00	1/25/2032	—	—
	3/4/2021	5,333	—	$522.00	3/4/2031	—	—
	2/3/2020	333	—	$813.00	2/3/2030	—	—
	1/17/2019	250	—	$597.00	1/17/2029	—	—
	10/12/2018	499	—	$783.00	10/12/2028	—	—
	5/12/2016	66	—	$4,440.00	5/12/2026	—	—
Jarrod Longcor	2/14/2025(1)	—	16,666	$8.70	6/15/2025	—	—
	11/30/2023(1)	11,110	5,556	$79.50	11/30/2033	—	—
	1/17/2023(1)	9,332	268	$50.40	1/17/2033	—	—
	1/25/2022	1,583	—	$165.00	1/25/2032	—	—
	3/4/2021	1,500	—	$522.00	3/4/2031	—	—
	2/3/2020	133	—	$813.00	2/3/2030	—	—
	1/17/2019	100	—	$597.00	1/17/2029	—	—
	10/12/2018	209	—	$783.00	10/12/2028	—	—
	9/18/2017	8	—	$5,490.00	9/18/2027	—	—
	7/15/2016	25	—	$8,790.00	7/15/2026	—	—
Chad J. Kolean	2/14/2025(1)	—	9,666	$8.70	2/14/2035	—	—
	11/30/2023(1)	6,444	3,222	$79.50	11/30/2033	—	—
	1/17/2023(1)	6,738	194	$50.40	1/17/2033	—	—
	2/22/2022	500	—	$147.00	2/21/2032	—	—
(1)	These options are scheduled to vest one-third on the first anniversary of the grant date and in 24 equal monthly installments thereafter, subject to continuous employment with the Company through each vesting date.

Pursuant to the terms of the option award agreements, options granted pursuant to the 2021 Stock Incentive Plan become fully vested upon a termination event within one year following a change in control, as defined in such plan. A termination event is defined as either termination of employment other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation.

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

2025 Director Compensation

The following table sets forth certain information about the compensation of our non-employee directors who served during the year ended December 31, 2025:

		Director	Option
		Fees	Awards
Name	Year	($)(1)	($)(2)	Total ($)
Asher Chanan-Khan, M.B.B.S., M.D.	2025	$60,000	$14,040	$74,040
Frederick W. Driscoll	2025	60,000	14,040	74,040
Stefan D. Loren, Ph.D.	2025	60,000	14,040	74,040
John Neis	2025	60,000	14,040	74,040
Douglas J. Swirsky	2025	90,000	21,060	111,060
(1)	Director fees consist of annual cash fees for service.
(2)

Granted on February 14, 2025. These stock options have an exercise price of $8.70 per share and fully vested on the first anniversary of the grant date, subject to continued service through applicable vesting date. The reported amounts represent the aggregate grant date fair value computed in accordance with ASC 718. All assumptions made regarding the valuation of equity awards can be referenced in Note 7 in the Notes to Restated Consolidated Financial Statements included in this Annual Report on Form 10-K.

During 2025, we paid each of our non-employee directors a quarterly cash fee of $15,000 ($22,500 for Mr. Swirsky). In addition, in February 2025, we granted to each non-employee director stock options to purchase 2,000 shares (3,000 shares for Mr. Swirsky) (in each case, adjusted to reflect the reverse stock split of our common stock that occurred on June 24, 2025). Mr. Swirsky receives additional cash remuneration and option awards for his service as Chairman of the Board. We reimbursed directors for reasonable out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf. Directors who are our employees do not receive additional fees for their service as directors.

The aggregate number of option awards outstanding as of December 31, 2025, for each non-employee director was as follows:

Stock
Options
Name	Outstanding
Asher Chanan-Khan, M.B.B.S., M.D.	5,353
Frederick W. Driscoll	5,585
Stefan D. Loren, Ph.D.	5,592
John Neis	5,592
Douglas J. Swirsky	8,395

Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. We have adopted our Policy on Recoupment of Incentive Compensation (the “Clawback Policy”) in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Final Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement. The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Timing of Grants of Options

We do not grant option awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal year 2025, we did not grant option awards to our named executive officers during the time period outlined in Item 402(x) of Regulation S-K

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The following table provides information as of December 31, 2025, regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity compensation plan information

			Number of shares
		Weighted-average	remaining available for
	Number of shares to	exercise price of	future issuance under
	be issued upon	outstanding	equity compensation plans
	exercise of outstanding	options	(excluding shares reflected
Plan category	options and rights (#)	and rights ($)	in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	211,642	$79.28	100,651

Equity compensation plans not approved by stockholders	525	$558.57	n/a

Total	212,167	$80.47	100,651

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions “Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Documents filed with this annual report on Form 10-K.

(1)	Financial Statements

i.    All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K.

(2)	Exhibits – The exhibits to this annual report on Form 10-K are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Certificate of Correction of Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	10-Q	May 10, 2022	3.1
3.10	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	July 21, 2022	3.1
3.11	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	October 27, 2023	3.1
3.12	Amended and Restated By-laws	8-K	December 2, 2022	3.1
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock	8-K	December 28, 2020	3.1
3.14	Certificate of Elimination of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock	8-K	September 8, 2023	3.1
3.15	Amendment No. 1 to Certificate of Designation of the Series D Preferred Stock	8-K	September 8, 2023	3.2
3.16	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Voting Preferred Stock	8-K	September 8, 2023	3.3
3.17	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 25, 2025	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1
4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3	Form of Tranche A Warrant	8-K	September 8, 2023	4.1
4.4	Form of Tranche B Warrant	8-K	September 8, 2023	4.2

4.5	Form of Common Stock Purchase Warrant A	8-K	July 22, 2024	4.1
4.6	Form of Common Stock Purchase Warrant B	8-K	July 22, 2024	4.2
4.7	Form of Common Stock Purchase Warrant C	8-K	July 22, 2024	4.3
4.8	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934	10-K/A	April 1, 2024	4.3
4.9	Form of Common Warrant	S-1/A	June 30, 2025	4.2
4.10	Form of Pre-Funded Warrant	S-1/A	June 30, 2025	4.3
4.11	Representative Warrant	S-1/A	June 30, 2025	4.4
4.12	Form of Series I Warrant	8-K	October 10, 2025	4.1
4.13	Form of Series II Warrant	8-K	October 10, 2025	4.2
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	2021 Stock Incentive Plan**	8-K	June 24, 2021	10.1
10.19	Amendment 1 to the 2021 Stock Incentive Plan**	8-K	June 27, 2022	10.1
10.20	2021 Stock Incentive Plan, as Amended**	8-K	June 29, 2023	10.1
10.21	2021 Stock Incentive Plan, as Amended**	8-K	June 14, 2024	10.1
10.22	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.23	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.24	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.25	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.26	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.27	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.28	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.29	Employment Agreement between the Company and Chad Kolean dated February 23, 2022	8-K	February 25, 2022	10.1
10.30	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
10.31	Form of Common Warrant	8-K	October 25, 2022	4.1

10.32	Form of Pre-Funded Warrant	8-K	October 25, 2022	4.2
10.33	Form of Registration Rights Agreement, dated as of October 20, 2022, by and between the Company and the purchasers named therein	8-K	October 25, 2022	10.3
10.34	Form of Indemnification Agreement	8-K	December 2, 2022	10.1
10.35	Inducement Letter in consideration for Exercise of the Tranche B warrants	8-K	July 22, 2024	10.1
10.36	Form of Indenture	S-3	May 24, 2024	4.7
16.1	Letter Regarding Change in Certifying Accountant	8-K	July 11, 2024	16.1
19.1	Insider Trading Policy	10-K	March 13, 2025	19.1
21.1	List of Subsidiaries	10-K	March 13, 2025	21.1
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy	10-K/A	April 1, 2024	97
101*	Interactive Data Files (formatted in Inline XBRL)
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
March 4, 2026

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

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer and Director (Principal Executive Officer)
March 4, 2026

By:	/s/ Chad J. Kolean
Chad J. Kolean
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 4, 2026

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Title: Director
March 4, 2026

By:	/s/ Asher Alban Chanan-Khan
Asher Alban Chanan-Khan
Title: Director
March 4, 2026

By:	/s/ Stefan D. Loren
Stefan D. Loren
Title: Director
March 4, 2026

By:	/s/ John L. Neis
John L. Neis
Title: Director
March 4, 2026

By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Title: Director
March 4, 2026