Form 10-K/A
period 2025-12-31
Cellectar Biosciences, Inc.
filed 2026-04-30
CIK 1279704

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025 was $12,846,737.

As of April 29, 2026, there were 4,240,129 shares of the registrant’s $0.00001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Deloitte & Touche LLP Auditor Location: Morristown, New Jersey Auditor Firm ID: 34

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 4, 2026 (the “Original 10-K”) by Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”). We are filing this Amendment to provide the additional information required by Part III (Items 10, 12, 13 and 14) of Form 10-K. Portions of this information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include such information in the Original 10-K because our definitive proxy statement will be filed later this year. Specifically, this Amendment addresses the following changes:

●	Items 10, 12, 13 and 14 of Part III of the Original 10-K are hereby deleted in their entirety and replaced with the following Items 10, 12, 13 and 14 of Part III set forth below.
●	As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.2 and Exhibit 31.4, respectively. Therefore, Item 15 of Part IV of the Original 10-K is being amended to add such new certificates as filed exhibits hereto. Since no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
●	The cover page has been amended to update the number of ordinary shares outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K.

CELLECTAR BIOSCIENCES, INC.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

OFFICERS AND DIRECTORS

Our executive officers and directors as of the date hereof are as follows:

Name	Age	Position
James V. Caruso	67	President, Chief Executive Officer and Director
Chad J. Kolean	61	Vice President, Secretary and Chief Financial Officer
Jarrod Longcor	53	Chief Operating Officer
Douglas J. Swirsky(1)(2)	56	Chairman of the Board and Director
Asher Chanan-Khan, M.B.B.S., M.D.(3)	57	Director
Frederick W. Driscoll(1)(3)	75	Director
Stefan D. Loren, Ph.D.(2)(3)	62	Director
John Neis(1)(2)	70	Director
(1)Member of the Compensation Committee.
(2)Member of the Nominating and Corporate Governance Committee.
(3)Member of the Audit Committee.

The following biographical descriptions set forth certain information with respect to our directors and our current executive officers who are not directors.

Class III Directors – Term Expiring 2026

Stefan D. Loren, Ph.D. Dr. Loren has served as a director of the Company since June 2015. Dr. Loren is currently a managing director with Oppenheimer and Company’s healthcare investment banking group, a position he has held since November 2017. Prior to this position, he was the founder and managing member of Loren Capital Strategy (LCS), a strategic consulting and investment firm focused on life science companies since February 2014. Prior to LCS, he headed the life science practice of Westwicke Partners, a healthcare-focused consulting firm from July 2008 to February 2014. Prior to joining Westwicke, he worked as an Analyst/Portfolio Manager with Perceptive Advisors, a health care hedge fund, and MTB Investment Advisors, a long-term oriented family of equity funds. His focus areas included biotechnology, specialty pharmaceuticals, life science tools, and health care service companies. Prior to moving to the buy side, Dr. Loren was Managing Director, Health Care Specialist/Desk Analyst for Legg Mason where he discovered, evaluated, and communicated investment opportunities in the health care area to select clients. In addition, he assisted both advising management teams on strategic options. He started his Wall Street career as a sell side analyst at Legg Mason covering biotechnology, specialty pharmaceuticals, life science tools, pharmaceuticals, and chemistry outsourcing companies. In his research career, Dr. Loren was an early member of Abbott Laboratories Advanced Technologies Division, analyzing and integrating new technological advances in Abbott’s pharmaceutical research. Prior to that, he was a researcher at The Scripps Research Institute, a nonprofit American medical research facility, working with Nobel Laureate K. Barry Sharpless on novel synthetic routes to chiral drugs. Dr. Loren received a doctorate in Organic Chemistry from the University of California at Berkeley and an undergraduate degree in Chemistry from UCSD. His scientific work has been featured in Scientific American, Time, Newsweek, and Discover, as well as other periodicals and journals. Dr. Loren’s extensive experience in the biotechnology and financial industries make him a highly qualified member of our Board of Directors.

Douglas J. Swirsky. Mr. Swirsky has served as a director of the Company since April 2017 and as Chairman of the Board since August 2017. From March 2023 through March 2026, Mr. Swirsky served as Chief Financial Officer of MaxCyte, Inc., a publicly traded life sciences company, and currently serves as a Senior Advisor to the CEO. Prior to joining MaxCyte, Mr. Swirsky served as Chief Financial Officer and Treasurer of AavantiBio, Inc., a privately held biotechnology company from February 2021 to December 2022, and previously served as AavantiBio’s Interim President and a director from May 2020 to October 2020. Prior to AavantiBio, Mr. Swirsky served as President, Chief Executive Officer and a director of Rexahn Pharmaceuticals, a clinical-stage biopharmaceutical company from November 2018 to November 2020, having previously served as Rexahn’s President and Chief Financial Officer from January 2018 until his appointment as CEO. Prior to Rexahn, Mr. Swirsky served as President and Chief

Executive Officer of GenVec, Inc., a clinical-stage biopharmaceutical company, from 2013 to June 2017. From 2006 until his appointment as CEO in 2013, Mr. Swirsky served as Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec. Mr. Swirsky previously held investment banking positions at Stifel, UBS, PaineWebber, Morgan Stanley, and Legg Mason. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his undergraduate degree in business administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a CFA® charterholder and is licensed as a Certified Public Accountant in the state of Maryland. Within the past five years, Mr. Swirsky has also served on the board of NeuroBo Pharmaceuticals, Inc. Mr. Swirsky has also completed the National Association of Corporate Directors (“NACD”) Directorship Certification® program and holds the CERT Certificate in Cybersecurity Oversight, issued by Carnegie Mellon University’s Software Engineering Institute in collaboration with the NACD. Mr. Swirsky’s distinguished career in financial services and corporate management, including his investment banking experience and his experience serving as a principal executive officer and principal financial officer, make him a highly qualified member of our Board of Directors.

Class I Directors – Term Expiring 2027

Asher Chanan-Khan, M.B.B.S., M.D. Dr. Chanan-Khan has served as a director of the Company since June 2021. Dr. Chanan-Khan currently serves as Professor of Medicine & Oncology at the Mayo Clinic School of Medicine, a position he has held since November 2011. He served as Chair, Department of Hematology & Oncology at the Mayo Clinic, Florida from October 2011 to January 2018. Prior to joining Mayo Clinic, Dr. Chanan-Khan spent over a decade as an attending physician at the Roswell Park Comprehensive Cancer Center. He was a tenured member of the Faculty of Medicine at the State University of New York (SUNY) Buffalo. Dr. Chanan-Khan received his Bachelor of Medicine and Bachelor of Surgery from the Allama Iqbal Medical College of Punjab University in Lahore Pakistan. He then completed an internship and residency in Internal Medicine from the College of Physicians & Surgeons at Columbia University in New York followed by fellowships in Hematology and Medical Oncology at New York University. In addition, he also completed a fellowship in translational research from Dr. Takeshita’s laboratory at NYU. Dr. Chanan-Khan’s extensive experience in oncology and hematology make him a highly qualified member of our Board of Directors.

John Neis. Mr. Neis has served as a director of the Company since April 2011 and served as a director of our predecessor company since 2008. Mr. Neis is a Managing Director of Venture Investors LLC, a healthcare-focused venture capital firm, a position he has held since 2021. He led the firm and headed the firm’s Health Care practice from 2000 to 2021. He serves on the Board of Directors of privately held Delphinus Medical Technologies, Inc. and Health Scholars, Inc. He also serves on the Board of Directors of the National Venture Capital Association and the Wisconsin Technology Council, the science and technology advisor to Wisconsin’s Governor and Legislature. He serves on the Board of Trustees at the Morgridge Institute for Research. He also serves on the Weinert Applied Ventures Program Advisory Board in the School of Business and chairs the Tandem Press Advisory Board in the School of Education at the University of Wisconsin – Madison. He holds a B.S. in finance from the University of Utah, and received a M.S. in Marketing and Finance from the University of Wisconsin – Madison. He is a Chartered Financial Analyst. Mr. Neis’ extensive experience leading emerging companies and his financial experience makes him a highly qualified member of our Board of Directors.

Class II Directors – Term Expiring 2028

James V. Caruso. Mr. Caruso has served as President, Chief Executive Officer and a director of the Company since June 2015. Mr. Caruso came to Cellectar from Hip Innovation Technology, a medical device company where he was a founder and served as Executive Vice President and Chief Operating Officer from August 2010 to June 2015, and he currently serves on its board. Prior to his time at Hip Innovation Technology, he was Executive Vice President and Chief Commercial Officer of Allos Therapeutics, Inc., an oncology company acquired by Spectrum Pharmaceuticals, from June 2006 to August 2010. He was also Senior Vice President, Sales and Marketing, from June 2002 to May 2005, at Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation. In addition, Mr. Caruso has held key positions at several well-known pharmaceutical companies, including Novartis, where he was Vice President of Neuroscience Specialty Sales, BASF Pharmaceuticals-Knoll, where he was Vice President, Sales, and Bristol-Myers Squibb Company in several senior roles. Mr. Caruso earned a Bachelor of Science degree in Finance from the University of Nevada. Mr. Caruso’s extensive experience in the biotechnology industry and his recent experience as our Chief Executive Officer make him a highly qualified member of our Board of Directors.

Frederick W. Driscoll. Mr. Driscoll has served as a director of the Company since April 2017. Mr. Driscoll previously served as Interim CFO at Invivyd, Inc., a biopharmaceutical company developing antibody therapies for infectious diseases, a position he held from October 2022 to September 2023. Mr. Driscoll served as CFO of Renovacor, a former biotechnology company that focused on developing gene therapies for genetic heart disease, from March to June in 2022, while the company was in the process of being sold to Rocket Pharmaceuticals. Mr. Driscoll served as Chief Financial Officer at Flexion Therapeutics, a biopharmaceutical company, from 2013 to 2017, spearheading an initial public offering in 2014. Prior to joining Flexion, he was Chief Financial Officer at Novavax, Inc., a publicly traded biopharmaceutical company, from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as Chief Executive Officer of Genelabs Technologies, Inc., a publicly traded biopharmaceutical and diagnostics company later acquired by GlaxoSmithKline. He previously served as Genelabs’ Chief Financial Officer from 2007 to 2008. From 2000 to 2006, Mr. Driscoll served as Chief Executive Officer at OXiGENE, Inc., a biopharmaceutical company. Mr. Driscoll has also served as Chairman of the Board and Audit Committee Chair at OXiGENE and as a member of the Audit Committee for Cynapsus, a specialty central nervous system pharmaceutical company which was sold to Sunovion Pharmaceuticals in 2016. Mr. Driscoll earned a Bachelor’s degree in accounting and finance from Bentley University. Mr. Driscoll is a member of the board of directors of Cue Biopharma and MEI Pharma and was a member of the board of directors of ImmunityBio, Inc. until March 2021. Mr. Driscoll’s significant corporate management and board experience at multiple biotechnology companies as well as his strong financial background make him a highly qualified member of our Board of Directors.

Executive Officers Who Are Not Directors

Chad J. Kolean. Mr. Kolean was appointed our Vice President and Chief Financial Officer in February 2022 and our Secretary in April 2022. Mr. Kolean has more than 35 years of experience at both public and private companies. Most recently, he served as Chief Financial Officer of Vivex Biologics, Inc., a developer, manufacturer and distributor of regenerative medical products from October 2019 to January 2022. Prior to his service at Vivex Biologics, Inc., Mr. Kolean served as Chief Financial Officer of Titan Spine, Inc., a designer, manufacturer and distributor of titanium spinal implants from September 2017 to September 2019 (Titan was acquired by Medtronic plc in June 2019). Prior to his time at Vivex, Mr. Kolean served as Chief Financial Officer of Cellectar from May 2014 to September 2017. Before that, Mr. Kolean served as Chief Financial Officer of Pioneer Surgical Technology, Inc., a global manufacturer and distributor of spinal, biological and orthopedic implants from April 2012 until its acquisition by RTI Biologics in July 2013, and Chief Accounting Officer from September 2011 to March 2012. Prior to Pioneer, Mr. Kolean was the Corporate Controller of TomoTherapy, Inc., a publicly traded developer and manufacturer of radiation oncology equipment from July 2010 to August 2011 (TomoTherapy merged with Accuray Incorporated in June 2011). Mr. Kolean also served as Director of Financial Reporting for Pioneer Surgical Technology, Inc. from March 2009 to July 2010. From 2001 to 2008, Mr. Kolean held a number of leadership positions at Metavante Corporation, a provider of banking and payments technologies and services to financial institutions, including: Director of Planning, Analysis and Reporting, Vice President and FSG Controller and Vice President of Shared Services. Prior to his tenure at Metavante, Mr. Kolean held leadership roles at Snap-On Inc., Herman Miller, Inc. and Kaydon Corporation. Mr. Kolean began his career at Arthur Andersen LLP where he practiced as a certified public accountant. Mr. Kolean holds a B.A. in Business Administration from Hope College.

Jarrod Longcor. Mr. Longcor was appointed Chief Operating Officer in February 2022. He previously served as Chief Business Officer from September 2017 to January 2022 and Senior Vice President of Corporate Development and Operations from July 2016 to August 2017. Mr. Longcor brings years of pharmaceutical and biotech experience to Cellectar and was previously the Chief Business Officer for Avillion LLP, a drug development company. In this role, he was responsible for executing the company’s unique co-development partnership strategy. Prior to Avillion, Mr. Longcor was the Vice President of Corporate Development for Rib-X Pharmaceuticals, Inc. (now Melinta Therapeutics), a publicly-traded biopharmaceutical company where he was responsible for identifying and concluding several critical collaborations for the company, including a major discovery collaboration with Sanofi Aventis valued over $700M. Prior to Rib-X, Mr. Longcor held key positions in several small to midsized biotech companies where he was responsible for business development, strategic planning and operations. Mr. Longcor holds a B.S. from Dickinson College, a M.S. from Boston University School of Medicine and an M.B.A. from Saint Joseph’s University’s Haub School of Business.

CORPORATE GOVERNANCE

Audit Committee

Our Audit Committee is currently composed of Mr. Driscoll (Chairman), Dr. Chanan-Khan and Dr. Loren. The Board of Directors has determined that each member of our Audit Committee is independent within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has also determined that Mr. Driscoll is an “audit committee financial expert” within the meaning of the applicable SEC rules and regulations. The Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and members of the Board of Directors, and the independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee assists the Board of Directors in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, and our independent registered public accounting firm’s qualifications, independence and performance. The Audit Committee is directly responsible for appointing, compensating, evaluating and, when necessary, terminating our independent registered public accounting firm. The Audit Committee has established procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. Our Audit Committee Charter is available on our website at www.cellectar.com.

Director Nomination Process

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since we filed our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) applicable to our employees, officers and directors. A copy of our Code is available on the governance page our corporate website at https://www.cellectar.com/investors/governance. Amendments to the Code or waivers of this Code may be made only by the Audit Committee and the Board of Directors and must be promptly disclosed to stockholders as required by Nasdaq listing rules, SEC regulation or any other law or regulation.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 29, 2026, there were 4,240,129 shares of our common stock outstanding, 111.11 shares of non-voting Series D Preferred Stock outstanding, and 35.60 shares of Series E Preferred Stock outstanding. The following table provides information regarding beneficial ownership of our common stock as of such date by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each named executive officer; and
●	all of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. In these cases, the information with respect to voting and investment power has been provided to us by the security holder. The identification of natural persons having voting or investment power over securities held by a beneficial owner listed in the table below does not constitute an admission of beneficial ownership of any such natural person. Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options or warrants that are exercisable within 60 days of April 29, 2026.

	Common Stock
		Right to
Name and Address of Beneficial Owner	Outstanding	Acquire	Total	Percentage
James V. Caruso(1)	11,638	76,914	88,552	2.05%
Jarrod Longcor(2)	11,771	44,562	56,333	1.31%
Chad J. Kolean(3)	6,419	19,783	24,783	*
Frederick W. Driscoll	65	5,585	5,650	*
Asher Chanan-Khan, M.B.B.S., M.D.	—	5,353	5,353	*
Stefan D. Loren, Ph.D.	—	5,592	5,592	*
John Neis(4)	—	5,592	5,592	*
Douglas Swirsky	83	8,395	8,478	*
All directors and officers as a group (8 persons)	29,976	176,776	206,752	4.68%

*Less than 1%

(1)	Shares in the “Right to Acquire” column consists of (i) 10,036 shares of common stock issuable upon the exercise of warrants held by Mr. Caruso and (ii) common stock issuable currently or within 60 days of April 30, 2026 upon exercise of options to purchase 66,878 shares of common stock issued to Mr. Caruso.
(2)	Shares in the “Right to Acquire” column consists of (i) 10,109 shares of common stock issuable upon the exercise of warrants held by Mr. Longcor and (ii) common stock issuable currently or within 60 days of April 30, 2026 upon exercise of options to purchase 34,453 shares of common stock issued to Mr. Longcor.
(3)	Shares in the “Right to Acquire” column consists of (i) 5,000 shares of common stock issuable upon the exercise of warrants held by Mr. Kolean and (ii) common stock issuable currently or within 60 days of April 30, 2026 upon exercise of options to purchase 19,783 shares of common stock issued to Mr. Kolean.
(4)	Consists of shares of common stock held by Advantage Capital Wisconsin Partners I, Limited Partnership. Venture Investors LLC is the submanager and special limited partner of Advantage Capital Wisconsin Partners I, Limited Partnership. The investment decisions of Venture Investors LLC are made collectively by five managers, including Mr. Neis. Each such manager and Mr. Neis disclaim such beneficial ownership except to the extent of his pecuniary interest therein. The address of Mr. Neis is c/o Venture Investors LLC, 505 South Rosa Road, #201, Madison, Wisconsin 53719. Shares in the “Right to Acquire” column consists of common stock issuable currently or within 60 days of April 30, 2026 upon exercise of options to purchase 5,592 shares of common stock issued to Mr. Neis.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to the Audit Committee for consideration or referred to the Board of Directors for consideration. Since January 1, 2024, we have not entered into or participated in any transactions in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest, other than as described below.

Private Offering

On September 5, 2023, the Company entered into a securities purchase agreement with certain accredited investors, including ADAR1 Partners, LP, certain entities associated with AIGH Capital Management LLC, Laurence W. Lytton, certain entities associated with Nantahala Capital Management, LLC and certain entities associated with Rosalind Advisors, Inc., pursuant to which the Company agreed to issue and sell, in a private placement, (i) 1,225 shares of Series E-1 Convertible Voting Preferred Stock, par value $0.0001 per share (the “Series E-1 Preferred Stock”), (ii) Tranche A Warrants (the “Tranche A Warrants”) to acquire shares of Series E-3 Convertible Voting Preferred Stock and (iii) Tranche B Warrants (the “Tranche B Warrants,” together with the Tranche A Warrants, the “Warrants”) to acquire shares of Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the “Series E-4 Preferred Stock” and together with the Series E-3 Preferred Stock, the “Warrant Shares”) for an aggregate offering price of $24.5 million. ADAR1 Partners, LP, AIGH Capital Management LLC, Laurence W. Lytton, Nantahala Capital Management, LLC and Rosalind Advisors, Inc. are beneficial owners of more than 5% of our outstanding capital stock.

The securities issued and sold to ADAR1 Partners, LP consisted of (i) 162.5 shares of Series E-1 Preferred Stock (convertible to 1,785,714 shares of Common Stock), (ii) Tranche A Warrants to purchase 292.5 shares of Series E-3 Preferred Stock (convertible to 1,836,734 shares of Common Stock) and (iii) Tranche B Warrants to purchase 227.5 shares of Series E-4 Preferred Stock (convertible to 952,380 shares of Common Stock) for an aggregate offering price of $3.25 million (excluding any additional payments in connection with the exercise of the Tranche A Warrants or Tranche B Warrants).

The securities issued and sold to the entities associated with AIGH Capital Management LLC consisted of (i) 175 shares of Series E-1 Preferred Stock (convertible to 1,923,076 shares of Common Stock), (ii) Tranche A Warrants to purchase 315 shares of Series E-3 Preferred Stock (convertible to 1,978,021 shares of Common Stock) and (iii) Tranche B Warrants to purchase 245 shares of Series E-4 Preferred Stock (convertible to 1,025,641 shares of Common Stock) for an aggregate offering price of $3.5 million (excluding any additional payments in connection with the exercise of the Tranche A Warrants or Tranche B Warrants).

The securities issued and sold to Laurence W. Lytton consisted of (i) 160 shares of Series E-1 Preferred Stock (convertible to 1,758,241 shares of Common Stock), (ii) Tranche A Warrants to purchase 288 shares of Series E-3 Preferred Stock (convertible to 1,808,477 shares of Common Stock) and (iii) Tranche B Warrants to purchase 224 shares of Series E-4 Preferred Stock (convertible to 937,728 shares of Common Stock) for an aggregate offering price of $3.2 million (excluding any additional payments in connection with the exercise of the Tranche A Warrants or Tranche B Warrants).

The securities issued and sold to the entities associated with Nantahala Capital Management, LLC consisted of (i) 150 shares of Series E-1 Preferred Stock (convertible to 1,648,349 shares of Common Stock), (ii) Tranche A Warrants to purchase 270 shares of Series E-3 Preferred Stock (convertible to 1,695,446 shares of Common Stock) and (iii) Tranche B Warrants to purchase 210 shares of Series E-4 Preferred Stock (convertible to 879,119 shares of Common Stock) for an aggregate offering price of $3 million (excluding any additional payments in connection with the exercise of the Tranche A Warrants or Tranche B Warrants).

The securities issued and sold to the entities associated with Rosalind Advisors, Inc. consisted of (i) 350 shares of Series E-1 Preferred Stock (convertible to 3,846,153 shares of Common Stock), (ii) Tranche A Warrants to purchase 630 shares of Series E-3 Preferred Stock (convertible to 3,956,043 shares of Common Stock) and (iii) Tranche B Warrants to purchase 490 shares of Series E-4 Preferred Stock (convertible to 2,051,282 shares of Common Stock) for an aggregate offering price of $7 million (excluding any additional payments in connection with the exercise of the Tranche A Warrants or Tranche B Warrants).

In January 2024, the Company announced that all of the Tranche A Warrants were exercised in full.

On July 21, 2024, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain accredited investors, including ADAR1 Partners, LP, certain entities associated with AIGH Capital Management LLC, Laurence W. Lytton, certain entities associated with Nantahala Capital Management, LLC, certain entities associated with Kingsbrook Partners LP, Triple Gate Partners, LP, Bigger Capital Fund, LP, District 2 Capital Fund, LP, Healthcare Opportunities Master Fund, LP, The Hewlett Fund, LP and certain entities associated with Rosalind Advisors, Inc., each of whom are holders of the Tranche B Warrants that were originally issued on September 8, 2023, pursuant to which such holders agreed to exercise for cash their Tranche B Warrants to purchase an amount of shares of the Series E-4 Preferred Stock which is convertible to 6,739,918 shares of the Company’s common stock, in the aggregate, at a reduced, as-converted common stock exercised price of $2.52 per share, in exchange for the Company’s agreement to issue new warrants: (i) Tranche A inducement warrants, immediately exercisable at an exercise price of $2.52 per share and expiring the earlier of (a) ten trading days following the date of the Company’s public announcement of written notification from the Food and Drug Administration (FDA) that the FDA has assigned a Prescription Drug User Fee Act goal date for review of iopofosine I 131 and (b) July 20, 2029; (ii) Tranche B inducement warrants, immediately exercisable at an exercise price of $4.00 per share and expiring the earlier of (a) ten trading days following the date of the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131 and (b) July 20, 2029; and (iii) Tranche C inducement warrants, immediately exercisable at an exercise price of $5.50 per share and expiring the earlier of (a) ten trading days following the date of the Company’s public announcement that it has recorded quarterly gross revenues from sales of iopofosine I 131 in the United States in excess of $10 million and (b) July 20, 2029 (collectively, the “Inducement Warrants”). The Company received aggregate gross proceeds of approximately $19.4 million from the exercise of the Tranche B Warrants by such holders and the sale of the Inducement Warrants.

Director Independence

Our Board of Directors has determined that, with the exception of Mr. Caruso, who is our employee, all of the current members of our Board of Directors are “independent directors” under the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is an “independent director” under the rules of Nasdaq and the SEC applicable to such committees.

Item 14.     Principal Accounting Fees and Services.

Audit and Other Fees Paid to Deloitte & Touche, LLP

Deloitte & Touche LLP (“Deloitte”) was appointed by the Audit Committee of the Board to serve as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025 and December 31, 2024. The following table shows fees for professional audit services, audit-related fees, tax fees and other services rendered by Deloitte, including its affiliates, for the audit of our annual financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and for other services provided during the year:

Fee Category	Fiscal 2025	Fiscal 2024
Audit fees	$878,391	$1,883,941
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$878,391	$1,883,941

Audit Fees. Audit fees were for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings. The audit fees for the fiscal year ended December 31, 2024, are inclusive of fees related to the restatement of the Company’s annual financial statements for the fiscal years ended December 31, 2023, and December 31, 2022.

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

Our Audit Committee has determined that the services Deloitte performed for us during fiscal 2025 and fiscal 2024 were at all times compatible with its independence.

Policy on Pre-Approval of Audit and Non-Audit Services

Our Audit Committee approves each engagement for audit and non-audit services before we engage our independent auditor to provide those services.

Our Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Deloitte for the fiscal years ended December 31, 2025 and December 31, 2024 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)

(1)	Financial Statements

i.No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements under Part II, Item 8 of the Original 10-K.

(2)	Exhibits – The exhibits to this Amendment are listed on the Exhibit Index below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger by and among Novelos Therapeutics, Inc., Cell Acquisition Corp. and Cellectar, Inc. dated April 8, 2011	8-K	April 11, 2011	2.1
3.1	Second Amended and Restated Certificate of Incorporation	8-K	April 11, 2011	3.1
3.2	Certificate of Ownership and Merger of Cellectar Biosciences, Inc. with and into Novelos Therapeutics, Inc.	8-K	February 13, 2014	3.1
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 13, 2014	3.1
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 19, 2015	3.2
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	March 4, 2016	3.1
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	June 1, 2017	3.2
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	July 13, 2018	3.1
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	February 25, 2021	3.1
3.9	Certificate of Correction of Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	10-Q	May 10, 2022	3.1
3.10	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	July 21, 2022	3.1
3.11	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	October 27, 2023	3.1
3.12	Amended and Restated By-laws	8-K	December 2, 2022	3.1
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock	8-K	December 28, 2020	3.1
3.14	Certificate of Elimination of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock	8-K	September 8, 2023	3.1
3.15	Amendment No. 1 to Certificate of Designation of the Series D Preferred Stock	8-K	September 8, 2023	3.2
3.16	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Voting Preferred Stock	8-K	September 8, 2023	3.3
3.17	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	June 25, 2025	3.1
4.1	Form of common stock certificate	S-1/A	November 9, 2011	4.1

4.2	Form of Series D Preferred Stock certificate	8-K	December 28, 2020	4.1
4.3	Form of Tranche A Warrant	8-K	September 8, 2023	4.1
4.4	Form of Tranche B Warrant	8-K	September 8, 2023	4.2
4.5	Form of Common Stock Purchase Warrant A	8-K	July 22, 2024	4.1
4.6	Form of Common Stock Purchase Warrant B	8-K	July 22, 2024	4.2
4.7	Form of Common Stock Purchase Warrant C	8-K	July 22, 2024	4.3
4.8	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934	10-K/A	April 1, 2024	4.3
4.9	Form of Common Warrant	S-1/A	June 30, 2025	4.2
4.10	Form of Pre-Funded Warrant	S-1/A	June 30, 2025	4.3
4.11	Representative Warrant	S-1/A	June 30, 2025	4.4
4.12	Form of Series I Warrant	8-K	October 10, 2025	4.1
4.13	Form of Series II Warrant	8-K	October 10, 2025	4.2
10.1	Form of Restricted Common Stock Agreement**	10-Q	August 14, 2017	10.1
10.2	Form of Series D Common Stock Purchase Warrant	8-K	October 11, 2017	4.1
10.3	Registration Rights Agreement, dated as of October 10, 2017, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	October 11, 2017	10.2
10.4	Form of Non-Statutory Stock Option**	S-8	November 9, 2017	10.2
10.5	Stock Option Agreement with James V. Caruso**	S-8	November 9, 2017	10.4
10.6	Stock Option Agreement with Jarrod Longcor**	S-8	November 9, 2017	10.5
10.7	Series E Common Stock Purchase Warrant	S-1/A	July 18, 2018	4.5
10.8	Form of Warrant Agency Agreement	S-1/A	July 18, 2018	4.7
10.9	Agreement of Lease between the Company and KBS II 100-200 Campus Drive, LLC	S-1/A	July 18, 2018	10.35
10.10	Form of Non-Statutory Stock Option (Definitive/Contingent – Employees)**	10-Q	November 13, 2018	10.3
10.11	Form of Non-Statutory Stock Option (Definitive/Contingent – Directors)**	10-Q	November 13, 2018	10.4
10.12	Amended and Restated Employment Agreement between the Company and James Caruso, dated April 15, 2019**	8-K	April 19, 2019	10.1
10.13	Amended and Restated Employment Agreement between the Company and Jarrod Longcor, dated April 15, 2019**	8-K	April 19, 2019	10.2
10.14	Form of Series F Common Stock Purchase Warrant	8-K	May 20, 2019	4.1
10.15	Form of Series G Common Stock Purchase Warrant	8-K	May 20, 2019	4.2
10.16	Registration Rights Agreement, dated as of May 16, 2019, by and among Cellectar Biosciences, Inc. and the Purchasers	8-K	May 20, 2019	10.3
10.17	Cellectar Biosciences, Inc. Amended and Restated 2015 Stock Incentive Plan**	8-K	June 14, 2019	10.1
10.18	2021 Stock Incentive Plan**	8-K	June 24, 2021	10.1
10.19	Amendment 1 to the 2021 Stock Incentive Plan**	8-K	June 27, 2022	10.1
10.20	2021 Stock Incentive Plan, as Amended**	8-K	June 29, 2023	10.1
10.21	2021 Stock Incentive Plan, as Amended**	8-K	June 14, 2024	10.1

10.22	Amendment to Amended and Restated Employment Agreement between the Company and Jarrod Longcor dated November 10, 2019**	10-Q	November 12, 2019	10.2
10.23	Form of Underwriting Agreement	S-1/A	May 20, 2020	1.1
10.24	Form of Series H Warrant	S-1/A	May 20, 2020	4.3
10.25	Form of Warrant Agency Agreement	8-K	June 5, 2020	4.3
10.26	Equity Distribution Agreement between Cellectar Biosciences, Inc. and Oppenheimer & Co. Inc., dated August 11, 2020	8-K	August 11, 2020	10.1
10.27	Form of Securities Purchase Agreement	8-K	December 28, 2020	10.1
10.28	Form of Registration Rights Agreement	8-K	December 28, 2020	10.2
10.29	Employment Agreement between the Company and Chad Kolean dated February 23, 2022	8-K	February 25, 2022	10.1
10.30	Form of First Amendment of Lease, dated December 30, 2022	8-K	January 4, 2023
10.31	Form of Common Warrant	8-K	October 25, 2022	4.1
10.32	Form of Pre-Funded Warrant	8-K	October 25, 2022	4.2
10.33	Form of Registration Rights Agreement, dated as of October 20, 2022, by and between the Company and the purchasers named therein	8-K	October 25, 2022	10.3
10.34	Form of Indemnification Agreement	8-K	December 2, 2022	10.1
10.35	Inducement Letter in consideration for Exercise of the Tranche B warrants	8-K	July 22, 2024	10.1
10.36	Form of Indenture	S-3	May 24, 2024	4.7
16.1	Letter Regarding Change in Certifying Accountant	8-K	July 11, 2024	16.1
19.1	Insider Trading Policy	10-K	March 13, 2025	19.1
21.1	List of Subsidiaries	10-K	March 13, 2025	21.1
23.1	Consent of Independent Registered Public Accounting Firm	10-K	March 4, 2026	23.1
24.1	Power of Attorney (included on the Signatures page of the Original 10-K)	10-K	March 4, 2026	24.1
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	March 4, 2026	31.1
31.2*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	March 4, 2026	31.2
31.4*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	March 4, 2026	32.1
97	Clawback Policy	10-K/A	April 1, 2024	97
101*	Interactive Data Files (formatted in Inline XBRL)
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

By:	/s/ James V. Caruso
James V. Caruso
Title: Chief Executive Officer
April 30, 2026