Form 10-Q
period 2026-03-31
Cellectar Biosciences, Inc.
filed 2026-05-14
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 7,991,812 shares of common stock, $0.00001 par value per share, as of May 12, 2026.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	statements regarding execution of our regulatory strategy, including related to our potential initiation of a Phase 3 trial of iopofosine I 131 (also known as iopofosine or CLR 131) for the treatment of Waldenstrom macroglobulinemia (WM) patients;
●	our projected operating results, including research and development expenses;
●	our ability to continue developing iopofosine I 131;
●	whether the milestones and other conditions to the mandatory exercise of the milestone-based warrants will be satisfied;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma/WM, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;

●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,347,090	$13,196,033
Prepaid expenses and other current assets	920,038	842,432
Total current assets	9,267,128	14,038,465
Property, plant & equipment, net	339,697	549,405
Operating lease right-of-use asset	1,483,156	360,671
Other long-term assets	29,780	29,780
TOTAL ASSETS	$11,119,761	$14,978,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,724,826	$4,423,548
Warrant liability	149,000	226,000
Lease liability, current	—	100,189
Total current liabilities	4,873,826	4,749,737
Lease liability, net of current portion	1,528,825	309,397
TOTAL LIABILITIES	6,402,651	5,059,134
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	1,382,023	1,382,023
STOCKHOLDERS’ EQUITY:
Series E-2 preferred stock, 1,225.00 shares authorized; 35.60 shares issued and outstanding as of March 31, 2026 and December 31, 2025	520,778	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 4,240,129 shares issued and outstanding as of March 31, 2026 and December 31, 2025	42	42
Additional paid-in capital	277,601,713	277,149,844
Accumulated deficit	(274,787,446)	(269,133,500)
Total stockholders’ equity (deficit)	3,335,087	8,537,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,119,761	$14,978,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING EXPENSES:
Research and development	$3,007,229	$3,427,095
General and administrative	2,786,713	2,973,896
Total operating expenses	5,793,942	6,400,991

LOSS FROM OPERATIONS	(5,793,942)	(6,400,991)

OTHER INCOME (EXPENSE):
Gain (loss) on valuation of warrants	77,000	(340,000)
Interest income	62,996	136,962
Total other income (expense)	139,996	(203,038)
NET LOSS	$(5,653,946)	$(6,604,029)
NET LOSS PER SHARE — BASIC AND DILUTED	$(1.33)	$(4.30)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	4,240,129	1,535,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,116,351	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	562,737	—	562,737
Net loss	—	—	—	—	—	—	—	(6,604,029)	(6,604,029)
Balance at March 31, 2025	111.11	1,382,023	35.60	520,778	1,535,996	15	261,679,088	(253,946,492)	8,253,389

Balance at December 31, 2025	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,149,844	$(269,133,500)	$8,537,164
Stock-based compensation	—	—	—	—	—	—	451,869	—	451,869
Net loss	—	—	—	—	—	—	—	(5,653,946)	(5,653,946)
Balance at March 31, 2026	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,601,713	$(274,787,446)	$3,335,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,653,946)	$(6,604,029)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	(110,018)	56,295
Stock-based compensation expense	451,869	562,737
Change in operating lease right-of-use asset	(3,246)	17,958
Change in fair value of warrants	(77,000)	340,000
Changes in:
Prepaid expenses and other current assets	245,498	(25,830)
Lease liability	—	(19,654)
Accounts payable and accrued liabilities	301,278	(3,710,911)
Cash used in operating activities	(4,845,565)	(9,383,434)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(3,378)	—
Cash used in investing activities	(3,378)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,848,943)	(9,383,434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,196,033	23,288,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,347,090	$13,905,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Right of use asset obtained in exchange for operating lease liability	$1,119,239	$—

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

Going Concern — As a pre-revenue biotechnology company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $275,000,000 as of March 31, 2026, and incurred a net loss of approximately $5,700,000 during the three months ended March 31, 2026. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

The Company has been heavily dependent on funding from private investors and public stockholders since its inception through the issuance of securities, such as common stock, convertible preferred stock, and warrants (outside capital) to fund its research, development and approval efforts. The Company expects to remain heavily dependent on outside capital to fund the Company’s operations for the foreseeable future until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes additional outside capital will be secured as needed, no assurance can be provided that additional outside capital will be secured, or secured on terms that are acceptable to the Company.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $37 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2027. Subsequent to the end of the quarter, the Company entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell up to an aggregate of approximately $35 million upfront and $105 million in milestone-based securities. See Note 10.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2026, and consolidated results of its operations, cash flows, and consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026, are not necessarily indicative of future results.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 4, 2026.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of March 31, 2026. There were no fixed asset impairment charges recorded during the three months ended March 31, 2026 or 2025.

Right-of-Use Asset and Lease Liabilities — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the three months ended March 31, 2026 and 2025, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of March 31, 2026 and December 31, 2025.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of March 31, 2026 and December 31, 2025 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of March 31, 2026, and December 31, 2025, uninsured cash balances totaled approximately $8,097,000 and $12,946,000, respectively.

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

During the three months ended March 31, 2026 and 2025, the Company received approximately $0 and $0 in NCI grant funding under the grants described above, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted — In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic270): Narrow-Scope Improvements, which introduced new guidance on disclosures to provide clarity about the current requirements for interim reporting. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2025-11 will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases the transparency and decision usefulness of income tax disclosures for investors by requiring informationto better assess how an entity’s operations and related tax risks, planning, and operational opportunities affect its tax rate and prospects for future cashflows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard iseffective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard in fiscal year 2025, utilizing the retrospective application as permitted in the standard.

2. STOCKHOLDERS’ EQUITY

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

There are 35.60 shares of Series E-2 preferred stock outstanding as of March 31, 2026.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering and concurrent private placement transaction. As of March 31, 2026, there remain 75,939 warrants outstanding that are immediately exercisable at an exercise price of $58.80 per share and will expire on the fifth anniversary of the closing date. Due to a cash settlement feature, the warrants are liability classified. See Note 3 for the related valuation.

The following table summarizes information with regard to outstanding warrants to purchase stock as of March 31, 2026:

	Number of Common
	Shares Issuable
	Upon Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2025 October Series I Common Warrants	1,048,094	$6.00	October 8, 2030
2025 October Series II Common Warrants	1,048,094	$6.00	April 8, 2027
2025 July Common Warrants	436,000	$5.25	July 2, 2030
2025 Representative Warrants	82,800	$7.75	July 2, 2030
2024 Tranche A Warrants	114,773	$75.60	July 21, 2029
2024 Tranche B Warrants	139,877	$120.00	July 21, 2029
2024 Tranche C Warrants	72,663	$165.00	July 21, 2029
2023 Tranche B Preferred Warrants	14,652	$143.25	September 8, 2028
2022 Common Warrants	75,939	$58.80	October 25, 2027
Total	3,032,892

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments be made. The following table summarizes the conclusions reached as of March 31, 2026 and 2025 for financial instruments measured at fair value on a recurring basis.

	Balance	Level 1	Level 2	Level 3
March 31, 2026
Cash and cash equivalents	$8,347,090	$8,347,090	$—	$—
Total assets	$8,347,090	$8,347,090	$—	$—

Warrant liability	$149,000	$—	$—	$149,000
Total liabilities	$149,000	$—	$—	$149,000

March 31, 2025
Cash and cash equivalents	$13,905,173	$13,905,173	$—	$—
Total assets	$13,905,173	$13,905,173	$—	$—

Warrant liability	$2,058,000	$—	$—	$2,058,000
Total liabilities	$2,058,000	$—	$—	$2,058,000

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $135,000 and $180,000 as of March 31, 2026, and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Volatility	118.30%	100.00-117.00%
Risk-free interest rate	3.81%	3.50-3.80%
Expected life (years)	3.30	3.30-4.10
Dividend	0%	0%

September 2023 Warrants

The fair value of the 2023 Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2023 Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-

free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized.

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $7,000 and $5,000 as of March 31, 2026 and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Volatility	150.70%	100.17-125.50%
Risk-free interest rate	3.80%	3.55-3.89%
Expected life (years)	2.44	2.69-3.44
Dividend	0%	0%

October 2022 Warrants

The fair value of the 2022 Common Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2022 Common Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of $7,000 and $41,000 as of March 31, 2026 and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets. The following table summarizes the assumptions used at each financial reporting date:

	March 31,	December 31,
	2026	2025
Volatility	116.30%	147.20%
Risk-free interest rate	3.74%	3.47%
Expected life (years)	1.60	1.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy for the three months ended March 31, 2026 and 2025:

	2026	2025
Beginning warrant fair value	$226,000	$1,718,000
Change in warrant fair value	(77,000)	340,000
Ending warrant fair value	$149,000	$2,058,000

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended
	March 31,
	2026	2025

Employee and director stock option grants:
Research and development	$86,742	$99,110
General and administrative	365,127	463,627
Total stock-based compensation	$451,869	$562,737

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

Exercise prices for all grants made during the three months ended March 31, 2026 and March 31, 2025, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the three months ended March 31, 2026 or 2025 because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation due to the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarters ended March 31, 2026 and 2025, all outstanding warrants were antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Three Months Ended
	March 31,
	2026	2025
Warrants	3,032,892	819,424
Preferred shares on an as-converted-into-common-stock basis	16,743	16,744
Stock options	212,167	229,358
Total potentially dilutive shares	3,261,802	1,065,526

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

On May 6, 2024, the Company entered into a Second Amendment of Lease of the HQ Lease (Second Amended HQ Lease), with CAMPUS 100 LLC (the “Landlord”) expanding the amount of leased space in the building to include 7,829 square feet on the first floor. Under the Second Amended HQ Lease, which was accounted for as a modification of the initial lease and went into effect upon the landlord’s delivery of the expanded space in March 2026, the Company will continue to lease 3,983 square feet of rentable area on the second floor of a building in addition to the expanded space on the first floor, located at 100 Campus Drive in Florham Park, New Jersey, commencing March 2026 until April 2032.

Under the terms of the Second Amendment of Lease, the Company’s previously paid security deposit of $23,566 remains unchanged, and the aggregate rent due over the term is approximately $2.7 million, which will be reduced to approximately $2.2 million after certain rent abatements. The Company is also required to pay its proportionate share of certain operating expenses and real estate taxes applicable to the leased premises. After rent abatements, the rent is approximately $35,300 per month for the first year and then escalates thereafter by 2% per year for the duration of the term. The Company has not entered into any leases with related parties.

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its operating lease liabilities as of March 31, 2026:

Years ending December 31,
Remaining period of 2026	$113,000
2027	153,000
2028	376,000
2029	451,000
2030	460,000
Thereafter	626,000
Total undiscounted lease payments	2,179,000
Less: Imputed interest	(650,000)
Present value of lease liabilities	$1,529,000

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

The following table presents certain financial data for the Company’s one reportable segment:

	Three Months Ended
	March 31,
	2026	2025
Research and development:
Phase 2 study in WM	$449,000	$633,000
Phase 1 study in pediatric tumors	237,000	733,000
Phase 1 study in Triple Negative Breast Cancer	331,000	—
Manufacturing and related costs	1,245,000	709,000
Pre-clinical projects costs	61,000	507,000
General research and development costs	683,000	845,000
General and administrative	2,787,000	2,974,000
Other segment items	(139,000)	203,000
Segment and consolidated net loss	$5,654,000	$6,604,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

10. SUBSEQUENT EVENTS

On May 5, 2026, the Company entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell an aggregate of approximately $31 million net upfront and up to $105 million in milestone-based securities in a registered direct offering of common stock and a concurrent private placement of common stock, pre-funded warrants, and milestone-based warrants.

The registered direct offering involves the issuance and sale of 1,618,053 shares of common stock, $0.00001 par value per share and the private placement involves the issuance and sale of (i) 2,116,887 shares of common stock, (ii) pre-funded warrants to purchase 9,471,086 shares of common stock and (iii) 13,206,026 each of milestone-based Tranche A, Tranche B and Tranche C Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company is primarily focused on the development of its radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. Our three lead programs are: iopofosine I 131 (iopofosine I 131, or simply iopofosine), a beta-emitting iodine-131 based program which has been studied extensively, as described below, CLR 121125 (CLR 125), an iodine-125 Auger-emitting program, currently being studied in a Phase 1b dose finding study in triple-negative breast cancer (TNBC); and CLR 121225 (CLR 225), an actinium-225 based program.

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

●	Iopofosine, a beta-emitting iodine-131 PRC, was studied in our CLOVER WaM Phase 2 study of iopofosine in patients with r/r WM where it was observed to result in statistically significant outcomes on both primary and secondary endpoints, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL). The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is in follow-up. Additionally, a Phase 1 investigator-initiated study conducted by the University of Wisconsin-Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed.
●	CLR 125, an Auger-emitting PRC, utilizes iodine-125 as its radiation source and has been observed to show tolerability with minimal toxicities in animal models. Additionally, the Company observed CLR 125 to have good activity in multiple solid tumor models, especially in TNBC. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. The Company believes that to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. The Company believes that CLR 125 achieves this condition because of the Company’s novel phospholipid ether drug conjugate platform. CLR 125 is the subject of a Phase 1b dose finding study as described below.

●	CLR 225, an alpha-emitting, actinium-225 based PRC has shown activity in multiple solid tumor animal models including pancreatic, colorectal and breast cancers. CLR 121225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and uptake by tumors. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is prepared to initiate a Phase 1 imaging and dose finding safety study with the timing subject to alignment with corporate strategy, progress with existing studies, ongoing company priorities and the availability of the necessary resources.
●	Further development of iopofosine I 131 will require sufficient additional funding to initiate and at least partially enroll a confirmatory study, which has been identified as a required predicate to the submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the accelerated approval of iopofosine I 131 as a treatment for WM. See Recent Developments below.

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

Phase 3 Study in Patients with r/r Waldenstrom’s macroglobulinemia

On March 6, 2025, the Company conducted its End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). As a result of the meeting, and clarified by subsequent written correspondence, the Company believes that it understands a path forward for potential accelerated and full approval of iopofosine I 131 based upon the CLOVER WaM study and the initiation of a comparator controlled Phase 3 confirmatory trial assessing progression free survival as the primary endpoints in WM patients. The submission for accelerated approval utilizing the CLOVER WaM study data can occur at the time of or after the initiation of Phase 3 randomized controlled confirmatory study and patient enrollment must be ongoing at the time of decision on the accelerated NDA. The confirmatory study will be executed in an earlier line of therapy than was tested in the CLOVER WaM patients.

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

Recent Developments

CLOVER WaM Phase 2b 12 Month Follow-Up Data

On May 5, 2026, the Company reported positive 12-month follow-up data from its Phase 2b CLOVER WaM clinical trial evaluating iopofosine I 131 in patients with relapsed or refractory (r/r) WM. The Company announced that 83.6% Overall Response Rate (“ORR”) and 61.8% Major Response Rate (“MRR”) were observed in the heavily pretreated population with median duration of response of 17.8 months. A summary of the efficacy results in the per protocol study population (n=55) is below:

●	ORR: 83.6%
●	MRR: 61.8% (primary endpoint achieved)
●	Median Duration of Response (DoR): 17.8 months (secondary endpoint achieved)
●	Median Progression-Free Survival (PFS): 13.5 months
●	Very Good Partial Response/Complete Response Rate (VGPR/CR): 14.5%
●	Disease Control Rate (DCR): 98.2%

Additionally, summaries of the efficacy results in BTKi-exposed and BTKi-refractory subsets of the trial population are below:

BTKi-Exposed Patients (n=39):

●	MRR: 64.1%
●	Median DoR: 18.2 months
●	Median PFS: 15.9 months

BTKi-Refractory Patients (n=33):

●	MRR: 63.6%
●	Median DoR: 18.2 months
●	Median PFS: 14.8 months

In the trial, observed adverse events were transient and there were no significant bleeding events and low rates of infection (<10%). Cytopenias were the most common treatment-emergent adverse events. Non-hematologic toxicities were primarily low grade (Grade <2).

Financing

On May 5, 2026, the Company announced that it had entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell an aggregate of approximately $35 million upfront and up to $105 million in milestone-based securities in a registered direct offering of common stock and a concurrent private placement of common stock, pre-funded warrants, and milestone-based warrants. The proceeds from this financing will be used for general corporate purposes, including to support the initiation of a Phase 3 confirmatory study of iopofosine I 131 for the treatment of WM patients.

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

Three Months Ended March 31, 2026 and 2025

Research and Development. Research and development expenses for the three months ended March 31, 2026, were approximately $3,007,000, compared to approximately $3,427,000 for the three months ended March 31, 2025.

The following table is a summary comparison of approximate research and development costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Variance
Clinical project costs	$1,018,000	$1,366,000	$(348,000)
Manufacturing and related costs	1,245,000	709,000	536,000
Pre-clinical project costs	61,000	507,000	(446,000)
General research and development costs	683,000	845,000	(162,000)
	$3,007,000	$3,427,000	$(420,000)

The overall decrease in research and development expense of approximately $420,000, or 12%, was primarily a result of decreased clinical project costs of approximately $348,000 driven by the conclusion of patient enrollment in our WM and pre-clinical project costs of approximately $446,000 offset by an increase in manufacturing and related costs of approximately $536,000 for further development of pre-clinical assets.

General and administrative. General and administrative expense for the three months ended March 31, 2026, was approximately $2,787,000, compared to approximately $2,974,000 for the same period in 2025. The overall decrease in general and administrative expense of approximately $184,000, or 6%, was driven by costs associated with a decrease in personnel costs.

Other income (expense), net. Other income (expense), net, for the three months ended March 31, 2026, was income of approximately $140,000, as compared to approximately $203,000 of expense in the same period of 2025, resulting almost exclusively from changes in warrant valuation. Fluctuations in the Company’s common stock price are the primary aspect of warrant valuation changes. Interest income decreased year-over-year to approximately $63,000 in 2026 as compared to approximately $137,000 in 2025. The Company’s reduced cash on hand drove the reduction.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the three months ended March 31, 2026, we generated a net loss of approximately $5.7 million and used approximately $4.8 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of March 31, 2026, our consolidated cash balance was approximately $8.3 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $37 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2027. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, strategic alternatives such as mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending March 31, 2026. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, continuing through March 31, 2026, because of the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management concluded that material weaknesses existed as of the year ended December 31, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

Management’s Plan to Remediate the Material Weaknesses

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As our remediation efforts are ongoing, we will continue to consider the need for additional resources and implement further enhancements to our policies and procedures as necessary to further improve our internal control over financial reporting. As we work to improve our internal control over financial reporting, we may modify our remediation plan and may implement measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. The material weaknesses will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that these are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business, however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. The risk factor below and the risk factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026 should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

We may not be able to raise additional funds. If we are able to raise additional funds, such funds may not be sufficient to execute our regulatory strategy. Even if we raise funds that we believe are sufficient to execute our regulatory strategy, the FDA, EMA and other regulatory authorities may not approve iopofosine I 131. If we are unable to execute our regulatory strategy, our business, financial position, results of operations, prospects and stock price may be materially adversely affected and we may be required to seek other alternatives which may include, among others, the sale of the Company or its assets, discontinuance of certain operations, a wind-down of operations and/or filing for bankruptcy protection. See also “Failure to complete the development of our technologies, obtain government approvals, including required FDA approvals, or comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of proposed products and result in failure to achieve revenues or maintain our ongoing business” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

CELLECTAR BIOSCIENCES, INC.

Date: May 14, 2026	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)