Form 10-Q
period 2026-06-30
Cellectar Biosciences, Inc.
filed 2026-08-13
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 9,452,108 shares of common stock, $0.00001 par value per share, as of August 11, 2026.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	statements regarding execution of our regulatory strategy, including related to our potential initiation of a Phase 3 trial of iopofosine I 131 (also known as iopofosine or CLR 131) for the treatment of Waldenstrom macroglobulinemia (WM) patients;
●	our projected operating results, including research and development expenses;
●	our ability to continue developing iopofosine I 131;
●	whether the milestones and other required criteria to the mandatory exercise of the May 2026 warrants will be satisfied;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma/WM, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,993,982	$13,196,033
Prepaid expenses and other current assets	883,659	842,432
Total current assets	34,877,641	14,038,465
Property, plant & equipment, net	304,173	549,405
Operating lease right-of-use asset	1,433,706	360,671
Other long-term assets	23,566	29,780
TOTAL ASSETS	$36,639,086	$14,978,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,218,681	$4,423,548
Warrant liability	17,000	226,000
Lease liability, current	2,030	100,189
Total current liabilities	5,237,711	4,749,737
Lease liability, net of current portion	1,529,542	309,397
TOTAL LIABILITIES	6,767,253	5,059,134
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, 0.00 and 111.11 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	1,382,023
STOCKHOLDERS’ EQUITY:
Series E-2 preferred stock, 1,225 shares authorized; 0.00 and 35.60 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 8,252,108 and 4,240,129 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	83	42
Additional paid-in capital	311,589,849	277,149,844
Accumulated deficit	(281,718,099)	(269,133,500)
Total stockholders’ equity	29,871,833	8,537,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,639,086	$14,978,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Research and development	$4,557,383	$2,389,801	$7,564,612	$5,816,896
General and administrative	2,638,629	3,647,728	5,425,341	6,621,624
Total operating expenses	7,196,012	6,037,529	12,989,953	12,438,520

LOSS FROM OPERATIONS	(7,196,012)	(6,037,529)	(12,989,953)	(12,438,520)

OTHER INCOME (EXPENSE):
Gain (loss) on valuation of warrants	132,000	501,598	209,000	161,598
Interest income	133,359	88,020	196,355	224,982
Total other income (expense)	265,359	589,618	405,355	386,580
NET LOSS	$(6,930,653)	$(5,447,911)	$(12,584,598)	$(12,051,940)
NET LOSS PER SHARE — BASIC	$(0.57)	$(3.39)	$(1.52)	$(7.66)
NET LOSS PER SHARE — DILUTED	$(0.57)	$(3.39)	$(1.52)	$(7.66)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	12,231,851	1,608,799	8,258,067	1,572,598
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	12,231,851	1,608,799	8,258,067	1,572,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,116,351	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	562,737	—	562,737
Net loss	—	—	—	—	—	—	—	(6,604,029)	(6,604,029)
Balance at March 31, 2025	111.11	1,382,023	35.60	520,778	1,535,996	15	261,679,088	(253,946,492)	8,253,389
Stock-based compensation	—	—	—	—	—	—	565,391	—	565,391
Exercise of warrants for common stock, net of issuance costs	—	—	—	—	276,044	3	2,714,140	—	2,714,143
Net loss	—	—	—	—	—	—	—	(5,447,911)	(5,447,911)
Balance at June 30, 2025	111.11	$1,382,023	35.60	$520,778	1,812,040	$18	$264,958,619	$(259,394,403)	$6,085,012

Balance at December 31, 2025	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,149,844	$(269,133,500)	$8,537,164
Stock-based compensation	—	—	—	—	—	—	451,869	—	451,869
Net loss	—	—	—	—	—	—	—	(5,653,946)	(5,653,946)
Balance at March 31, 2026	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,601,713	$(274,787,446)	$3,335,087
Stock-based compensation	—	—	—	—	—	—	428,306	—	428,306
Issuance of common stock, pre-funded warrants, and common warrants, net of issuance costs	—	—	—	—	3,734,940	38	31,657,032	—	31,657,070
Conversion of pre-funded warrants into common stock	—	—	—	—	260,296	3	(3)	—	—
Conversion of Series D preferred stock into common stock	(111.11)	(1,382,023)	—	—	3,703	—	1,382,023	—	1,382,023
Conversion of Series E-2 preferred stock into common stock	—		(35.60)	(520,778)	13,040	—	520,778	—	—
Net loss	—	—	—	—	—	—	—	(6,930,653)	(6,930,653)
Balance at June 30, 2026	—	$—	—	$—	8,252,108	$83	$311,589,849	$(281,718,099)	$29,871,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,584,598)	$(12,051,940)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	(74,494)	111,859
Stock-based compensation expense	880,175	1,128,128
Change in operating lease right-of-use asset	46,204	36,626
Change in fair value of warrants	(209,000)	(161,598)
Changes in:
Prepaid expenses and other current assets	288,091	(614,914)
Lease liability	2,747	(40,494)
Accounts payable and accrued liabilities	795,133	(2,906,627)
Cash used in operating activities	(10,855,742)	(14,498,960)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(3,378)	—
Cash used in investing activities	(3,378)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	3	2,251,380
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs (Note 2)	31,657,066	—
Cash provided by financing activities	31,657,069	2,251,380
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	20,797,949	(12,247,580)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,196,033	23,288,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,993,982	$11,041,027
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of warrants to equity	$—	$462,760
Conversion of preferred stock to common stock	$1,902,801	$—
Value of warrants issued to placement agent	$1,473,793	$—
Right of use asset obtained in exchange for operating lease liability	$1,119,239	$—

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

Going Concern — As a pre-revenue biotechnology company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $281,700,000 as of June 30, 2026, and incurred a net loss of approximately $12,600,000 during the six months ended June 30, 2026. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $29 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2027. On May 5, 2026, the Company entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell up to an aggregate of approximately $35 million upfront and $105 million in milestone-based securities. See Note 2.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, and the Condensed Consolidated Statements of Operations, Cash Flows, and the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the six months ended June 30, 2026 and 2025, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2026, and consolidated results of its operations, cash flows, and consolidated statements of convertible preferred stock and stockholders’ equity for the six months ended June 30, 2026 and 2025. The results for the six months ended June 30, 2026, are not necessarily indicative of future results.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgement. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of June 30, 2026. There were no fixed asset impairment charges recorded during the six months ended June 30, 2026 or 2025.

Right-of-Use Asset and Lease Liabilities — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the six months ended June 30, 2026 and 2025, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of June 30, 2026 and December 31, 2025.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of June 30, 2026 and December 31, 2025 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of June 30, 2026, and December 31, 2025, uninsured cash balances totaled approximately $33,744,000 and $12,946,000, respectively.

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

During the six months ended June 30, 2026 and 2025, the Company did not receive any NCI grant funding under the grants described above.

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

2. STOCKHOLDERS’ EQUITY

May 2026 Public Offering and Private Placement

On May 5, 2026, the Company entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell an aggregate of approximately $35.0 million gross ($31.7 million net) upfront and up to $105 million in milestone-based securities in a registered direct offering of common stock and a concurrent private placement of common stock, pre-funded warrants, and milestone-based warrants.

The registered direct offering involves the issuance and sale of 1,618,053 shares of common stock, $0.00001 par value per share and the private placement involves the issuance and sale of (i) 2,116,887 shares of common stock, (ii) pre-funded warrants to purchase 9,471,086 shares of common stock and (iii) 13,206,026 each of milestone-based Tranche A, Tranche B and Tranche C Warrants. The Tranche A, B and C Warrants are exercisable at $2.65 upon approval by the Company’s stockholders, and expire one, two, and five years from the date of such approval, respectively. Additionally, the Company issued 792,362 warrants to the placement agent with similar terms to the Tranche C warrants, with the exception that the strike price is $4.1075.

The warrants are callable, for cash, by the Company under certain conditions. Each warrant tranche has a Mandatory Exercise Milestone. For the Tranche A Warrants the Mandatory Exercise Milestone is the initiation of the Randomized Confirmatory Phase 3 Study, defined as the enrollment of the first patient in the study. For the Tranche B Warrants the Mandatory Exercise Milestone is the acceptance for review of the New Drug Application by the U.S. Food and Drug Administration (FDA). For the Tranche C Warrants the Mandatory Exercise Milestone is the approval of the New Drug Application by the FDA.

In addition to achieving the Mandatory Exercise Milestone, two additional criteria must be met for any of the warrants to be callable. The first criterion is the Company’s common stock Volume Weighted Average Price (VWAP) must equal or exceed $3.45 for 20 consecutive trading days. The second criterion is that the average trading volume must exceed $500,000 (based on the VWAP) for the same 20 consecutive trading days. For the placement agent warrants to be called, the Tranche C milestone and criteria must be met, except the VWAP price must equal or exceed $5.34 for 20 consecutive trading days.

The Company performed an evaluation of the Tranche A, Tranche B and Tranche C Warrants utilizing the criteria in ASC 480, Distinguishing Liabilities from Equity, and concluded they do not meet any of the conditions necessary to be classified as a liability. A further evaluation based upon the criteria in ASC 815, Derivatives and Hedging, determined the Common Warrants meet all the criteria necessary to be classified as permanent equity.

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

As of June 30, 2026, all shares of Series E-2 preferred stock have been converted into common stock.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering and concurrent private placement transaction. As of June 30, 2026, there remain 75,939 warrants outstanding that are immediately exercisable at an exercise price of $58.80 per share and will expire on the fifth anniversary of the closing date. Due to a cash settlement feature, the warrants are liability classified. See Note 3 for the related valuation.

December 2020 Preferred Stock

As of June 30, 2026, all shares of Series D preferred stock issued in 2020 have been converted to common stock.

The following table summarizes information with regard to outstanding warrants to purchase stock as of June 30, 2026:

	Number of Common
	Shares Issuable
	Upon Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2026 May Pre-Funded Warrants	9,210,790	$0.00001	NA
2026 May Tranche A Common Warrants	13,206,026	$2.65	July 7, 2027
2026 May Tranche B Common Warrants	13,206,026	$2.65	July 7, 2028
2026 May Tranche C Common Warrants	13,206,026	$2.65	July 7, 2031
2026 May Placement Agent Warrants	792,362	$4.1075	July 7, 2031
2025 October Series I Common Warrants	1,048,094	$6.00	October 8, 2030
2025 October Series II Common Warrants	1,048,094	$6.00	April 8, 2027
2025 July Common Warrants	436,000	$5.25	July 2, 2030
2025 Representative Warrants	82,800	$7.75	July 2, 2030
2024 Tranche A Warrants	114,773	$75.60	July 21, 2029
2024 Tranche B Warrants	139,877	$120.00	July 21, 2029
2024 Tranche C Warrants	72,663	$165.00	July 21, 2029
2023 Tranche B Preferred Warrants	14,652	$143.25	September 7, 2028
2022 Common Warrants	75,939	$58.80	October 25, 2027
Total	52,654,122

The warrants issued in 2026 and 2025 are equity-classified, and the warrants issued in 2024, 2023 and 2022 are liability-classified.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments be made. The following table summarizes the conclusions reached as of June 30, 2026 and 2025, for financial instruments measured at fair value on a recurring basis.

	Balance	Level 1	Level 2	Level 3
June 30, 2026
Cash and cash equivalents	$33,993,982	$33,993,982	$—	$—
Total assets	$33,993,982	$33,993,982	$—	$—

Warrant liability	$17,000	$—	$—	$17,000
Total liabilities	$17,000	$—	$—	$17,000

June 30, 2025
Cash and cash equivalents	$11,041,027	$11,041,027	$—	$—
Total assets	$11,041,027	$11,041,027	$—	$—

Warrant liability	$1,095,926	$—	$—	$1,095,926
Total liabilities	$1,095,926	$—	$—	$1,095,926

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of approximately $12,000 and $180,000 as of June 30, 2026, and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Volatility	79.1-118.30%	110.00-117.00%
Risk-free interest rate	3.81%-4.15%	3.50-3.80%
Expected life (years)	3.10-3.30	3.30-4.10
Dividend	0%	0%

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

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value approximately of $3,000 and $5,000 as of June 30, 2026 and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Volatility	125.50-150.70%	100.17-125.50%
Risk-free interest rate	3.51-3.80%	3.55-3.89%
Expected life (years)	2.20-2.44	2.69-3.44
Dividend	0%	0%

October 2022 Warrants

The fair value of the 2022 Common Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2022 Common Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of approximately $2,000 and $41,000 as of June 30, 2026 and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets. The following table summarizes the assumptions used at each financial reporting date:

	June 30,	December 31,
	2026	2025
Volatility	102.76%	147.20%
Risk-free interest rate	4.04%	3.47%
Expected life (years)	1.30	1.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy for the six months ended June 30, 2026 and 2025:

	2026	2025
Beginning warrant fair value	$226,000	$1,718,000
Change in warrant fair value	(209,000)	421,986
Settlement of warrants to equity	—	(1,044,060)
Ending warrant fair value	$17,000	$1,095,926

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Employee and director stock option grants:
Research and development	$88,191	$104,253	$174,933	$203,363
General and administrative	340,115	461,138	705,242	924,765
Total stock-based compensation	$428,306	$565,391	$880,175	$1,128,128

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

Exercise prices for all grants made during the six months ended June 30, 2026 and June 30, 2025, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the six months ended June 30, 2026 or 2025, because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation as a result of the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarters ended June 30, 2026 and 2025, all outstanding warrants were antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive. This table does not include the Tranche A, B and C warrants issued in May 2026, as they were not exercisable until stockholder approval was received (see Note 10):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Warrants	3,032,892	522,008	3,032,892	522,008
Preferred shares on an as-converted-into-common-stock basis	—	16,743	—	16,743
Stock options	212,167	212,167	212,167	212,167
Total potentially dilutive shares	3,245,059	750,918	3,245,059	750,918

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

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of June 30, 2026:

Years ending December 31,
Remaining period of 2026	$75,000
2027	153,000
2028	376,000
2029	451,000
2030	460,000
Thereafter	627,000
Total undiscounted lease payments	2,142,000
Less: Imputed interest	(612,000)
Present value of lease liabilities	$1,530,000

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

The following table presents certain financial data for the Company’s one reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development:
Phase 2 study in WM	$1,134,000	$495,000	$1,579,000	$1,128,000
Phase 1 study in pediatric tumors	427,000	243,000	657,000	976,000
Phase 1 study in triple-negative breast cancer	790,000	—	1,114,000	—
Phase 3 study in WM	153,000	—	172,000	—
Manufacturing and related costs	1,278,000	871,000	2,522,000	1,580,000
Pre-clinical projects cost	74,000	145,000	135,000	652,000
General research and development costs	701,000	636,000	1,386,000	1,481,000
General and administrative	2,639,000	3,648,000	5,425,000	6,622,000
Other segment items	(265,000)	(590,000)	(405,000)	(387,000)
Segment and consolidated net loss	$6,931,000	$5,448,000	$12,585,000	$12,052,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

10. SUBSEQUENT EVENTS

At the Company’s Annual Stockholders’ Meeting, held on July 7, 2026, the stockholders approved the May 6, 2026, financing transaction. As a result, the warrants issued to investors as part of the financing transaction became exercisable on that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

●	Iopofosine, a beta-emitting iodine-131 PRC, was studied in our CLOVER WaM Phase 2 study of iopofosine in patients with r/r WM where it was observed to result in statistically significant outcomes on both primary and secondary endpoints, and our Phase 2b studies in r/r multiple myeloma (MM) patients and r/r central nervous system lymphoma (CNSL). The CLOVER-2 Phase 1a study for a variety of pediatric cancers has concluded and a Phase 1b study in pediatric patients with high grade glioma is in follow-up. Additionally, a Phase 1 investigator-initiated study conducted by the University of Wisconsin-Madison of iopofosine in combination with external beam radiation in patients with recurrent head and neck cancer has also been completed. The Company is currently in the process of launching a Phase 3 randomized confirmatory study in WM with iopofosine.
●	CLR 125, an Auger-emitting PRC, utilizes iodine-125 as its radiation source and has been observed to show tolerability with minimal toxicities in animal models. Additionally, the Company observed CLR 125 to have good activity in multiple solid tumor models, especially in TNBC. Auger emitters provide the greatest precision in targeted radiotherapy as the emission can only travel a few nanometers. The Company believes that to cause the necessary breakage of the tumor cell DNA, the isotope must get inside the cell and near the cell nucleus to be effective. The Company believes that CLR 125 achieves this condition because of the Company’s novel phospholipid ether drug conjugate platform. CLR 125 is the subject of a Phase 1b dose finding study as described below.

●	CLR 225, an alpha-emitting, actinium-225 based PRC has shown activity in multiple solid tumor animal models including pancreatic, colorectal and breast cancers. CLR 121225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and uptake by tumors. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is prepared to initiate a Phase 1 imaging and dose finding safety study with the timing subject to alignment with corporate strategy, progress with existing studies, ongoing company priorities and the availability of the necessary resources.
●	Further development of iopofosine I 131 will require sufficient additional funding to initiate and at least partially enroll a confirmatory study, which has been identified as a required predicate to the submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the accelerated approval of iopofosine I 131 as a treatment for WM. See below.

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

The CLOVER WaM study was designed as a pivotal registration study evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or had a suboptimal response to a BTKi. The study completed enrollment in the fourth quarter of 2023, and initial top line data from the study was reported in January 2024. CLOVER-WaM was a single-arm study with a target enrollment of 50 patients. Based upon the data from September 2024, the CLOVER WaM study enrolled a total of 55 patients in the modified Intent to Treat (mITT) population and met its primary endpoint with a major response rate (MRR) of 61.8% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response of 17.8 months and a median of progression free survival of 13.5 months. These outcomes exceed historic real world data which demonstrate a 4-12% MRR and a duration of response of approximately six months or less despite continuous treatment in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, iopofosine I 131 monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Overall, 45 (69.2%) patients had prior exposure to at least 3 drug classes and 19 (29.2%) patients had prior exposure to at least 4 drug classes of anti-cancer therapies. Forty-eight (73.8%) patients had prior exposure to a BTKi of which 37 (77.1%) were deemed to be refractory to BTKis. Forty-three (66.2%) patients were exposed to BTKi and anti-CD20 antibody with 25 (58.1%) being refractory to both BTKi and anti-CD-20 antibodies. Thirty-seven (56.9%) patients had prior exposure to BTKi, anti-CD20 antibody, and chemotherapy and 18 (48.6%) patients were refractory to all three classes of drugs, BTKi, anti-CD20 antibody, and chemotherapy. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. The safety population was 65 patients which was composed of patients that received at least a single dose of iopofosine I 131. There were 5 (7.7%) patients that experienced treatment-emergent adverse events (TEAEs) leading to discontinuation of which 2 (3.6%) were treatment related. The rates of Any Grade TEAEs observed in more than 10% of patients included thrombocytopenia (56 [86.2%] patients), neutropenia (52 [80.0%] patients), anemia (42 [64.6%] patients) and decreased white blood cell count (21 [32.3%] patients) among hematologic toxicities and fatigue (22 [33.8%] patients), nausea (19 [29.2%] patients) and diarrhea (13 [20.0%] patients) among non-hematologic toxicities. The rates of Grade 3 or greater TEAEs observed in more than 10% of patients included thrombocytopenia (53 [81.5%] patients), neutropenia (43 [66.2%] patients), anemia (31 [47.7%] patients), decreased white blood cell count (18 [27.7%]), decreased lymphocyte count 8 (12.3%). All patients recovered from cytopenias with no reported aplastic sequalae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 10.8%. There were no treatment-related deaths in the study.

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

The U.S. Food and Drug Administration (FDA) granted iopofosine Breakthrough Therapy Designation for r/r Waldenstrom’s macroglobulinemia (WM), Fast Track Designation for lymphoplasmacytic lymphoma (LPL) and WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted PRIME designation and ODD to iopofosine for treatment of r/r MM and WM.

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

Phase 3 Study in Patients with r/r Waldenstrom’s macroglobulinemia

The Company initiated activities related to the Phase 3 confirmatory study in June of 2026. These activities include, but are not limited to, selection of and finalizing the contract with the lead CRO, finalizing the protocol and statistical analysis plan, site feasibility and qualification visits. The study is designed based upon a series of communications with the FDA, starting with an End-of-Phase-2 (EOP2) meeting which occurred on March 6, 2025. Following the FDA guidance, the Company believes that accelerated approval of iopofosine I 131will be based upon the CLOVER WaM study and the initiation of a comparator-controlled Phase 3 confirmatory trial assessing progression free survival as the primary endpoints in WM patients. Full approval of iopofosine will be based upon the demonstration of superior progression free survival of iopofosine against a comparator in an earlier line of therapy than was tested in the CLOVER WaM patients and would be granted if the accelerated approval is accepted. The submission for accelerated approval utilizing the CLOVER WaM study data can occur at the time of or after the initiation of a Phase 3 randomized controlled confirmatory study and patient enrollment must be ongoing at the time of decision on the accelerated NDA. The Company is currently preparing a Phase 3 study that will be a comparator, randomized controlled study with approximately 100 WM patients per arm; full patient enrollment is projected within 18-24 months of the first patient admitted to the study.

CLOVER-1: Phase 2 Study in Select B-Cell Malignancies

The Phase 2 CLOVER-1 study was an open-label study designed to determine the efficacy and safety of CLR 131 in select B-cell malignancies multiple myeloma (MM), indolent chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL), lymphoplasmacytic lymphoma (LPL)/Waldenstrom’s macroglobulinemia (WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), DLBCL, and central nervous system lymphoma (CNSL) who have been previously treated with standard therapy for their underlying malignancy. As of March 2022, the study arms for CLL/SLL, LPL/WM, MZL, MCL, and DLBCL were closed. Dosing of patients varied by disease state cohort and was measured in terms of total body dose (TBD).

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

Phase 2a Study: Patients with r/r Waldenstrom’s Macroglobulinemia Cohort

Patients in the r/r WM cohort all received TBD of ≥ 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or 40 mCi/m2 fractionated) either as a bolus dose or fractionated. Current data from our Phase 2a CLOVER-1 clinical study show a 100% ORR in six WM patients and an 83.3% major response rate with one patient achieving a complete response (CR), which reached 39 months post-last treatment. While median treatment free survival (TFS), also known as treatment free remission (TFR), and DOR have not been reached, the average treatment TFS/TFR is currently at 330 days. We believe this may represent an important improvement in the treatment of r/r WM as we believe no approved or late-stage development treatments for second- and third-line patients have reported a CR to date. Based on study results, iopofosine was well tolerated, with the most common adverse events being cytopenias and fatigue.

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

The most frequently reported adverse events in all patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events did not increase as doses were increased and the profile of cytopenias remained consistent. Importantly, our assessment is that these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade. Based upon iopofosine being well tolerated across all dose groups, the observed response rate, and especially in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the study has been expanded to test a two-cycle dosing optimization regimen with a target TBD >60 mCi of iopofosine.

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

Three Months Ended June 30, 2026 and 2025

Research and Development. Research and development expenses for the three months ended June 30, 2026, were approximately $4,557,000, compared to approximately $2,390,000 for the three months ended June 30, 2025.

The following table is a summary comparison of approximate research and development costs for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Variance
Clinical project costs	$2,504,000	$738,000	$1,766,000
Manufacturing and related costs	1,278,000	871,000	407,000
Pre-clinical project costs	74,000	145,000	(71,000)
General research and development costs	701,000	636,000	65,000
	$4,557,000	$2,390,000	$2,167,000

The overall increase in research and development expense was approximately $2,167,000, or 91%. The increase in spending was composed primarily of increased clinical project costs and manufacturing and related costs resulting from the initiation of the confirmatory and triple-negative breast cancer studies, offset in part by reduced activity in the pediatric study.

General and administrative. General and administrative expense for the three months ended June 30, 2026, was approximately $2,639,000, compared to approximately $3,648,000 for the same period in 2025. The overall decrease in general and administrative expense of approximately $1,009,000, or 28%, was driven by costs associated with a decrease in pre-commercialization activities, professional fees, and personnel costs.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2026, was approximately $265,000, as compared to approximately $590,000 in the same period of 2025, resulting almost exclusively from changes in warrant valuation, which are non-cash in nature, and are primarily impacted by fluctuations in the Company’s common stock price. Interest income increased year-over-year to approximately $133,000 in 2026 as compared to approximately $88,000 in 2025. The Company’s higher amounts of invested funds drove the increase.

Six Months Ended June 30, 2026 and 2025

Research and Development. Research and development expenses for the six months ended June 30, 2026, were approximately $7,565,000, compared to approximately $5,817,000 for the six months ended June 30, 2025.

The following table is a summary comparison of approximate research and development costs for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Variance
Clinical project costs	$3,522,000	$2,104,000	$1,418,000
Manufacturing and related costs	2,522,000	1,580,000	942,000
Pre-clinical project costs	135,000	652,000	(517,000)
General research and development costs	1,386,000	1,481,000	(95,000)
	$7,565,000	$5,817,000	$1,748,000

The overall increase in research and development expense of approximately $1,748,000, or 30%, was primarily a result of increased clinical project costs and manufacturing and related costs of approximately $1,418,000 and 942,000, respectively, resulting from the initiation of the confirmatory and triple-negative breast cancer studies, offset in part by decreased pre-clinical project costs of approximately $(517,000), driven by reduced activity in the pediatric study.

General and administrative. General and administrative expense for the six months ended June 30, 2026, was approximately $5,425,000, compared to approximately $6,622,000 for the same period in 2025. The overall decrease in general and administrative expense of approximately $1,196,000, or 18%, was driven by lower costs associated with a decrease in professional fees, pre-commercialization and personnel costs.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2026, was approximately $405,000, as compared to approximately $387,000 of income in the same period of 2025, resulting from changes in warrant valuation and interest income. The changes in warrant valuation impacts are non-cash in nature and are largely driven by fluctuations in the Company’s common stock price. Interest income decreased to approximately $196,000 in the six months ended June 30, 2026, as compared to approximately $225,000 for the same period in 2025. Lower average amounts of invested funds in the current year were the primary driver of the reduction.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the six months ended June 30, 2026, we generated a net loss of approximately $12.6 million and used approximately $10.9 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of June 30, 2026, our consolidated cash balance was approximately $34.0 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $29 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2027. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, strategic alternatives such as mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending June 30, 2026. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, continuing through June 30, 2026, because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be a party to proceedings in the ordinary course of business; however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. The risk factor below and the risk factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026, should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

4.1	Form of Pre-Funded Common Stock Purchase Warrant		8-K	May 8, 2026	4.1
4.2	Form of Series A Common Stock Purchase Warrant		8-K	May 8, 2026	4.2
4.3	Form of Series B Common Stock Purchase Warrant		8-K	May 8, 2026	4.3
4.4	Form of Series C Common Stock Purchase Warrant		8-K	May 8, 2026	4.4
4.5	Form of Placement Agent Warrant		8-K	May 8, 2026	4.5
10.1	Form of Securities Purchase Agreement, dated May 4, 2026, by and among the Company and the institutional investors identified on the signatures pages thereto		8-K	May 8, 2026	10.1
10.2	Form of Securities Purchase Agreement, dated May 4, 2026, by and among the Company and the members of management identified on the signatures pages thereto		8-K	May 8, 2026	10.2
10.3	Form of Registration Rights Agreement, dated May 4, 2026, by and among the Company and the investors identified on the signature pages thereto		8-K	May 8, 2026	10.3
10.4	Form of Placement Agency Agreement, dated May 4, 2026, by and between the Company and Ladenburg Thalmann & Co. Inc.		8-K	May 8, 2026	10.4
10.5	Letter Agreement, dated May 4, 2026, by and between the Company and Nantahala Capital Management, LLC		8-K	May 8, 2026	10.5
10.6	Cellectar Biosciences, Inc. 2021 Stock Incentive Plan, as Amended		8-K	July 10, 2026	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files	X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: August 13, 2026	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)