Form 10-Q
period 2026-09-30
Cellectar Biosciences, Inc.
filed 2026-11-10
CIK 1279704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 10,039,183 shares of common stock, $0.00001 par value per share, as of November 6, 2026.

CELLECTAR BIOSCIENCES, INC.

FORM 10-Q INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Cellectar Biosciences, Inc. (the “Company”, “Cellectar”, “we”, “us”, “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Examples of our forward-looking statements include:

●	our current views with respect to our business strategy, business plan and research and development activities;
●	the progress of our product development programs, including clinical testing and the timing of commencement and results thereof;
●	statements regarding execution of our regulatory strategy, including related to our potential initiation of a Phase 3 trial of iopofosine I 131 (also known as iopofosine or CLR 131) for the treatment of Waldenström macroglobulinemia (WM) patients;
●	our projected operating results, including research and development expenses;
●	our ability to continue developing iopofosine I 131;
●	whether the milestones and other required criteria to the mandatory exercise of the May 2026 warrants will be satisfied;
●	our ability to obtain additional funding via the sale of equity and/or debt securities, a strategic transaction or otherwise;
●	our ability to continue development plans for our clinical and preclinical assets;
●	our ability to continue development plans for our Phospholipid Drug Conjugates (PDC)™;
●	our ability to advance our technologies into product candidates;
●	our ability to maintain orphan drug designation in the U.S. for iopofosine as a therapeutic for the treatment of multiple myeloma, neuroblastoma, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma and lymphoplasmacytic lymphoma/WM, and the expected benefits of orphan drug status;
●	any disruptions to our suppliers;
●	our current view regarding general economic and market conditions, including our competitive strengths;
●	uncertainty and economic instability resulting from conflicts, military actions, terrorist attacks, natural disasters, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
●	the future impacts of legislative and regulatory developments in the United States on the pricing and reimbursement of our product candidates;
●	our ability to meet the continued listing standards of Nasdaq;
●	assumptions underlying any of the foregoing; and
●	any other statements that address events or developments that we intend or believe will or may occur in the future.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could”, “would” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report, including the risk factors described in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,582,115	$13,196,033
Prepaid expenses and other current assets	1,130,854	842,432
Total current assets	25,712,969	14,038,465
Property, plant & equipment, net	268,905	549,405
Operating lease right-of-use asset	1,384,274	360,671
Contracted research organization deposit	2,282,595	—
Other long-term assets	94,520	29,780
TOTAL ASSETS	$29,743,263	$14,978,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,729,302	$4,423,548
Warrant liability	67,000	226,000
Lease liability, current	1,318	100,189
Total current liabilities	5,797,620	4,749,737
Lease liability, net of current portion	1,530,277	309,397
TOTAL LIABILITIES	7,327,897	5,059,134
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Series D preferred stock, 111.11 shares authorized, 0.00 and 111.11 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	1,382,023
STOCKHOLDERS’ EQUITY:
Series E-2 preferred stock, 1,225 shares authorized; 0.00 and 35.60 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	520,778
Common stock, $0.00001 par value; 170,000,000 shares authorized; 10,039,183 and 4,240,129 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	100	42
Additional paid-in capital	312,108,109	277,149,844
Accumulated deficit	(289,692,843)	(269,133,500)
Total stockholders’ equity	22,415,366	8,537,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,743,263	$14,978,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Research and development	$5,435,796	$2,523,305	$13,000,408	$8,340,200
General and administrative	2,668,219	2,327,391	8,093,560	8,949,015
Total operating expenses	8,104,015	4,850,696	21,093,968	17,289,215

LOSS FROM OPERATIONS	(8,104,015)	(4,850,696)	(21,093,968)	(17,289,215)

OTHER INCOME (EXPENSE):
Gain (loss) on valuation of warrants	(50,000)	294,276	159,000	455,874
Interest income	179,272	112,543	375,627	337,525
Total other income	129,272	406,819	534,627	793,399
NET LOSS	$(7,974,743)	$(4,443,877)	$(20,559,341)	$(16,495,816)
NET LOSS PER SHARE — BASIC & DILUTED	$(0.46)	$(1.41)	$(1.81)	$(7.82)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC & DILUTED	17,462,898	3,162,040	11,360,054	2,108,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred								Total
	Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2024	111.11	$1,382,023	35.60	$520,778	1,535,996	$15	$261,116,351	$(247,342,463)	$14,294,681
Stock-based compensation	—	—	—	—	—	—	562,737	—	562,737
Net loss	—	—	—	—	—	—	—	(6,604,029)	(6,604,029)
Balance at March 31, 2025	111.11	1,382,023	35.60	520,778	1,535,996	15	261,679,088	(253,946,492)	8,253,389
Stock-based compensation	—	—	—	—	—	—	565,391	—	565,391
Exercise of warrants for common stock, net of issuance costs	—	—	—	—	276,044	3	2,714,140	—	2,714,143
Net loss	—	—	—	—	—	—	—	(5,447,911)	(5,447,911)
Balance at June 30, 2025	111.11	$1,382,023	35.60	$520,778	1,812,040	$18	$264,958,619	$(259,394,403)	$6,085,012
Stock-based compensation	—	—	—	—	—	—	567,788	—	567,788
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	—	—	1,045,000	11	5,788,369	—	5,788,380
Exercise of prefunded warrants for common stock	—	—	—	—	335,000	3	—	—	3
Net loss	—	—	—	—	—	—	—	(4,443,877)	(4,443,877)
Balance at September 30, 2025	111.11	$1,382,023	35.60	$520,778	3,192,040	$32	$271,314,776	$(263,838,280)	$7,997,306

Balance at December 31, 2025	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,149,844	$(269,133,500)	$8,537,164
Stock-based compensation	—	—	—	—	—	—	451,869	—	451,869
Net loss	—	—	—	—	—	—	—	(5,653,946)	(5,653,946)
Balance at March 31, 2026	111.11	$1,382,023	35.60	$520,778	4,240,129	$42	$277,601,713	$(274,787,446)	$3,335,087
Stock-based compensation	—	—	—	—	—	—	428,306	—	428,306
Issuance of common stock, pre-funded warrants, and common warrants, net of issuance costs	—	—	—	—	3,734,940	38	31,657,032	—	31,657,070
Conversion of pre-funded warrants into common stock	—	—	—	—	260,296	3	(3)	—	—
Conversion of Series D preferred stock into common stock	(111.11)	(1,382,023)	—	—	3,703	—	1,382,023	—	1,382,023
Conversion of Series E-2 preferred stock into common stock	—		(35.60)	(520,778)	13,040	—	520,778	—	—
Net loss	—	—	—	—	—	—	—	(6,930,653)	(6,930,653)
Balance at June 30, 2026	—	$—	—	$—	8,252,108	$83	$311,589,849	$(281,718,099)	$29,871,833
Stock-based compensation	—	—	—	—	—	—	518,273	—	518,273
Conversion of pre-funded warrants into common stock	—	—	—	—	1,787,075	17	(13)	—	4
Net loss	—	—	—	—	—	—	—	(7,974,743)	(7,974,743)
Balance at September 30, 2026	—	$—	—	$—	10,039,183	$100	$312,108,109	$(289,692,843)	$22,415,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLECTAR BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,559,341)	$(16,495,816)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	(39,225)	164,136
Stock-based compensation expense	1,398,448	1,695,916
Change in operating lease right-of-use asset	95,636	56,033
Change in fair value of warrants	(159,000)	(455,874)
Changes in:
Prepaid expenses and other current assets	34,680	(105,744)
Lease liability	2,770	(62,074)
Accounts payable and accrued liabilities	1,305,754	(3,570,658)
Other assets	(2,347,336)	—
Cash used in operating activities	(20,267,614)	(18,774,081)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(3,378)	—
Cash used in investing activities	(3,378)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of issuance costs (Note 2)	7	2,251,380
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs (Note 2)	31,657,067	5,788,380
Issuance of common stock in connection with exercise of pre-funded warrants	—	3
Cash provided by financing activities	31,657,074	8,039,763
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,386,082	(10,734,318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,196,033	23,288,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,582,115	$12,554,289
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of preferred stock to common stock	$1,902,801	$—
Value of warrants issued to placement agent	$1,473,793	$—
Right of use asset obtained in exchange for operating lease liability	$1,119,239	$—
Settlement of warrants to equity	$—	$462,760

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

Going Concern — As a pre-revenue biotechnology company, the Company has, by design, incurred significant recurring losses and used net cash in its operations since its inception as it devotes substantially all of its efforts towards researching, developing and seeking approval for its product candidates to be commercialized in the marketplace. As a result of these efforts, the Company had an accumulated deficit of approximately $290,000,000 as of September 30, 2026, and incurred a net loss of approximately $21,000,000 during the nine months ended September 30, 2026. The Company expects it will continue to generate significant losses and use net cash for the foreseeable future, until such time that one or more of its product candidates are approved and successfully commercialized in the marketplace. While management believes one or more of the Company’s product candidates will be approved and successfully commercialized in the marketplace, no assurance can be provided any products will be approved or commercialized in a profitable manner.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $21 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2027. On May 5, 2026, the Company entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell an aggregate of approximately $35 million of securities upfront and up to an additional $105 million of securities upon the exercise of milestone-based warrants. See Note 2.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s audited financial statements. The accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows as of September 30, 2026, and the Condensed Consolidated Statements of Operations, and the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the related interim information contained within the Notes to the Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and the notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments which are of a nature necessary for the fair presentation of the Company’s consolidated financial position and consolidated statements of cash flows as of September 30, 2026, and consolidated results of its operations, and consolidated statements of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of future results.

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

Property, Plant & Equipment — Property, plant & equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are depreciated over 64 months (their estimated useful life), which represents the full term of the lease at the time the leasehold improvements were capitalized. The Company’s only long-lived assets are property, plant & equipment and right-of-use (ROU) assets. Periodically, and at a minimum annually, the Company evaluates long-lived assets for potential impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Such analyses necessarily involve judgment. The Company did not experience any events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable as of September 30, 2026. There were no fixed asset impairment charges recorded during the nine months ended September 30, 2026 or 2025.

Right-of-Use Asset and Lease Liabilities — The Company accounts for all material leases in accordance with FASB Accounting Standards Codification (ASC) Topic 842, Leases. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. See Note 8.

Contracted Research Organization Deposits — The Company maintains deposits with contractual research organizations (CROs) for clinical trials. These deposits are held by the CROs until estimated remaining cost of the related trial is equal to, or exceeds, the deposit. The Company evaluates the classification and recoverability of these deposits on a quarterly basis and expects them to remain outstanding for more than one year; therefore, they are classified as long-term assets.

Stock-Based Compensation — The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of forfeitures for awards that are not performance-based, is recognized on a straight-line basis over the service period of the award, which in the nine months ended September 30, 2026 and 2025, ranged from twelve months to three years.

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

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Management has provided a full valuation allowance against the Company’s gross deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed not to meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There are no uncertain tax positions that require accrual to or disclosure in the financial statements as of September 30, 2026 and December 31, 2025.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and cash equivalents on deposit with financial institutions. The Company’s excess cash as of September 30, 2026 and December 31, 2025 is on deposit in interest-bearing accounts with well-established financial institutions. At times, such amounts may exceed the FDIC insurance limits. As of September 30, 2026, and December 31, 2025, uninsured cash balances totaled approximately $24,332,000 and $12,946,000, respectively.

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

During the nine months ended September 30, 2026 and 2025, the Company did not receive any NCI grant funding under the grants described above.

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

2. STOCKHOLDERS’ EQUITY

May 2026 Public Offering and Private Placement

On May 5, 2026, the Company entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell an aggregate of approximately $35.0 million gross ($31.7 million net) upfront and up to $105 million in milestone-based securities in a registered direct offering of common stock and a concurrent private placement of common stock, pre-funded warrants, and milestone-based warrants. Due to the nature of the financing, the approval of the Company’s stockholders was required. The transactions closed on May 6, 2026.

At the Company’s Annual Stockholders’ Meeting, held on July 7, 2026, the stockholders approved the financing transaction. As a result, the warrants issued to investors as part of the financing transaction became exercisable on that date.

The registered direct offering involved the issuance and sale of 1,618,053 shares of common stock, $0.00001 par value per share and the private placement involved the issuance and sale of (i) 2,116,887 shares of common stock, (ii) pre-funded warrants to purchase 9,471,086 shares of common stock and (iii) 13,206,026 each of milestone-based Tranche A, Tranche B and Tranche C Warrants (2026 Common Warrants). The Tranche A, B and C Warrants are exercisable at $2.65 upon approval by the Company’s stockholders, and expire one, two, and five years from the date of such approval, respectively. Additionally, the Company issued 792,362 warrants to the placement agent with similar terms to the Tranche C warrants, with the exception that the strike price is $4.1075.

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

October 2025 Warrant Inducement

On October 7, 2025, the Company entered into warrant exercise inducements with certain holders of certain existing warrants, which were originally issued on October 25, 2022, July 21, 2024, and July 2, 2025, pursuant to which the holders agreed to exercise for cash their existing warrants to purchase 1,048,094 shares of the Company’s common stock, at an exercise price of $5.25 per share, and pay $0.125 per new warrant, in exchange for the Company’s agreement to issue two new warrants for each warrant exercised. In connection with the exercise of these warrants, the Company issued new warrants (the October 2025 Inducement Warrants) in two different series: the Series I Inducement Warrants and the Series II Inducement Warrants. Each Inducement Warrant is immediately exercisable at an exercise price of $6.00 per share. The Series I Inducement Warrants will expire on October 8, 2030, and the Series II Inducement Warrants will expire on April 8, 2027. The investors paid $0.125 for each October 2025 Inducement Warrant. The gross proceeds to the Company from the warrant exercises and new warrant issuance was approximately $5.8 million, prior to deducting placement agent fees and offering expenses. Based upon an evaluation utilizing the criteria in ASC 480, Distinguishing Liabilities from Equity, the Company concluded that the Common Warrants do not meet any of the conditions necessary to be classified as a liability. Furthermore, based upon an assessment utilizing ASC 815, Derivatives and Hedging, the Common Warrants meet all the necessary criteria to be classified as permanent equity.

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

July 2024 Warrant Inducement

On July 21, 2024, the Company entered into a warrant exercise inducement (the Inducement) with certain holders of its September 2023 Tranche B warrants, pursuant to which the holders agreed to exercise the warrants to purchase 1,610 shares of the Company’s Series E-4 Convertible Voting Preferred Stock, par value $0.00001 per share (the Series E-4 preferred stock) which is convertible to 224,663 shares of the Company’s common stock in the aggregate, at a reduced, as-converted common stock price of $75.60 per share, in exchange for the Company’s issuance of new warrants (the July 2024 Inducement Warrants), with varying termination dates and exercise prices. The Company received gross proceeds of $19.4 million and net proceeds of $17.5 million.

The July 2024 Inducement Warrants have the following terms:

●	The 2024 Tranche A warrants have an exercise price of $75.60 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that the FDA has assigned a Prescription Drug User Fee Act goal date for review of iopofosine I 131, and (ii) July 21, 2029.
●	The 2024 Tranche B warrants have an exercise price of $120.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement of its receipt of written approval from the FDA of its New Drug Application for iopofosine I 131, and (ii) July 21, 2029.

●	The 2024 Tranche C warrants have an exercise price of $165.00 and expire at the earlier of (i) ten (10) trading days following the date of the Company’s public announcement that it has recorded quarterly gross revenues from sales of iopofosine I 131 in the United States in excess of $10 million and (ii) July 21, 2029.
●	The July 2024 Inducement Warrants do not qualify under the equity classification guidance because of a cash settlement feature that requires cash settlement in the event of a fundamental transaction that is outside the Company’s control resulting in a form of settlement inconsistent with that which would be received by other security holders. As a result, and in accordance with the guidance in ASC 815, the warrants issued in July 2024 are deemed to be liabilities. All such liabilities are required to be presented at fair value, with changes reflected in financial results for the period. In accordance with the guidance above, the Company recorded the July 2024 Inducement Warrants and preferred stock at their respective fair values. See Note 3 for the related valuation.

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

As of September 30, 2026, all shares of Series E-2 preferred stock had been converted into common stock.

October 2022 Public Offering and Private Placement

On October 25, 2022, the Company completed a registered direct offering and concurrent private placement transaction. As of September 30, 2026, there remain 75,939 warrants outstanding that are immediately exercisable at an exercise price of $58.80 per share and will expire on the fifth anniversary of the closing date. Due to a cash settlement feature, the warrants are liability classified. See Note 3 for the related valuation.

December 2020 Preferred Stock

As of September 30, 2026, all shares of Series D preferred stock issued in 2020 had been converted to common stock.

The following table summarizes information with regard to outstanding warrants to purchase stock as of September 30, 2026:

	Number of Common
	Shares Issuable
	Upon Exercise of
	Outstanding	Exercise
Offering	Warrants	Price	Expiration Date
2026 May Pre-Funded Warrants	7,423,709	$0.00001	NA
2026 May Tranche A Common Warrants	13,206,026	$2.65	July 7, 2027
2026 May Tranche B Common Warrants	13,206,026	$2.65	July 7, 2028
2026 May Tranche C Common Warrants	13,206,026	$2.65	July 7, 2031
2026 May Placement Agent Warrants	792,362	$4.1075	July 7, 2031
2025 October Series I Common Warrants	1,048,094	$6.00	October 8, 2030
2025 October Series II Common Warrants	1,048,094	$6.00	April 8, 2027
2025 July Common Warrants	436,000	$5.25	July 2, 2030
2025 Representative Warrants	82,800	$7.75	July 2, 2030
2024 Tranche A Warrants	114,773	$75.60	July 21, 2029
2024 Tranche B Warrants	139,877	$120.00	July 21, 2029
2024 Tranche C Warrants	72,663	$165.00	July 21, 2029
2023 Tranche B Preferred Warrants	14,652	$143.25	September 7, 2028
2022 Common Warrants	75,939	$58.80	October 25, 2027
Total	50,867,041

The warrants issued in 2026 and 2025 are equity-classified; the warrants issued in 2024, 2023 and 2022 are liability-classified.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments be made. The following table summarizes the conclusions reached as of September 30, 2026 and December 31, 2025, for financial instruments measured at fair value on a recurring basis.

	Balance	Level 1	Level 2	Level 3
September 30, 2026
Cash and cash equivalents	$24,582,115	$24,582,115	$—	$—
Total assets	$24,582,115	$24,582,115	$—	$—

Warrant liability	$67,000	$—	$—	$67,000
Total liabilities	$67,000	$—	$—	$67,000

December 31, 2025
Cash and cash equivalents	$13,196,033	$13,196,033	$—	$—
Total assets	$13,196,033	$13,196,033	$—	$—

Warrant liability	$226,000	$—	$—	$226,000
Total liabilities	$226,000	$—	$—	$226,000

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

The 2024 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of approximately $65,000 and $180,000 as of September 30, 2026, and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Volatility	118.30-123.20%	110.00-117.00%
Risk-free interest rate	4.15-5.00%	3.50-3.80%
Expected life (years)	2.80-3.30	3.30-4.10
Dividend	0%	0%

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

The 2023 Warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of approximately $2,000 and $5,000 as of September 30, 2026 and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets.

The following table summarizes the modified option-pricing assumptions used on September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Volatility	140.27-150.70%	100.17-125.50%
Risk-free interest rate	3.80-4.88%	3.55-3.89%
Expected life (years)	1.90-2.44	2.69-3.44
Dividend	0%	0%

October 2022 Warrants

The fair value of the 2022 Common Warrants was determined by utilizing a Black-Scholes option-pricing model. The quantitative elements associated with the inputs impacting the fair value measurement of the 2022 Common Warrants include the value per share of the underlying common stock, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends. Expected volatility was determined based upon the historical volatility of the Company’s common stock. These warrants are classified within the Level 3 hierarchy because of the nature of these inputs and the valuation technique utilized, and had a fair value of approximately $0 and $41,000 as of September 30, 2026 and December 31, 2025, respectively, which is included in the warrant liability caption on the accompanying balance sheets. The following table summarizes the assumptions used at each financial reporting date:

	September 30,	December 31,
	2026	2025
Volatility	77.25%	147.20%
Risk-free interest rate	4.04%	3.47%
Expected life (years)	1.10	1.80
Dividend	0%	0%

The following table summarizes the changes in the fair market value of the warrants which are classified within the Level 3 fair value hierarchy for the nine months ended September 30, 2026 and 2025:

	2026	2025
Beginning warrant fair value	$226,000	$1,718,000
Change in warrant fair value	(159,000)	127,710
Settlement of warrants to equity	—	(1,044,060)
Ending warrant fair value	$67,000	$801,650

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

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Employee and director stock option grants:
Research and development	$97,244	$104,830	$272,177	$308,193
General and administrative	421,029	462,958	1,126,271	1,387,723
Total stock-based compensation	$518,273	$567,788	$1,398,448	$1,695,916

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

Exercise prices for all grants made during the nine months ended September 30, 2026 and September 30, 2025, were equal to the market value of the Company’s common stock on the date of grant.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards (“NOLs”), using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision or benefit for federal, state or foreign income taxes for the nine months ended September 30, 2026 or 2025, because the Company has experienced losses on a tax basis since inception. Management has provided a full allowance against the value of its gross deferred tax assets in light of the continuing losses and uncertainty associated with the utilization of the NOLs in the future.

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

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are considered common shares outstanding for the purposes of the basic net loss per share calculation as a result of the nominal cash consideration and lack of other contingencies for issuance of the underlying common shares. Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders, as adjusted, by the sum of the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants, and convertible preferred shares. In accordance with ASC Topic 260, Earnings per Share, diluted earnings per share are the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. In the quarters ended September 30, 2026 and 2025, all outstanding warrants were antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Warrants	43,443,332	1,984,808	43,443,332	1,984,808
Preferred shares on an as-converted-into-common-stock basis	—	16,743	—	16,743
Stock options	920,792	212,167	920,792	212,167
Total potentially dilutive shares	44,364,124	2,213,718	44,364,124	2,213,718

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

Discount Rate

The Company has determined an appropriate interest rate to be used in evaluating the present value of the Amended Lease liability considering factors such as the Company’s credit rating, borrowing terms offered by the U.S. Small Business Administration, amount of lease payments, quality of collateral and alignment of the borrowing term and lease term. The Company considers 10% per annum reasonable to use as the incremental borrowing rate for the purpose of calculating the liability under the Amended Lease.

Maturity Analysis of Short-Term and Operating Leases

The following table approximates the dollar maturity of the Company’s undiscounted payments for its short-term leases and operating lease liabilities as of September 30, 2026:

Years ending December 31,
Remaining period of 2026	$38,000
2027	153,000
2028	376,000
2029	451,000
2030	460,000
Thereafter	626,000
Total undiscounted lease payments	2,104,000
Less: Imputed interest	(574,000)
Present value of lease liabilities	$1,530,000

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

The following table presents certain financial data for the Company’s one reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development:
Phase 2 study in WM	$736,000	$143,000	$2,315,000	$1,245,000
Phase 1 study in pediatric tumors	683,000	225,000	1,340,000	1,175,000
Phase 1 study in triple-negative breast cancer	1,281,000	214,000	2,395,000	265,000
Phase 3 study in WM	904,000	—	1,076,000	—
Manufacturing and related costs	1,034,000	1,195,000	3,556,000	2,776,000
Pre-clinical projects cost	110,000	72,000	245,000	724,000
General research and development costs	688,000	674,000	2,073,000	2,155,000
General and administrative	2,668,000	2,327,000	8,094,000	8,949,000
Other segment items	(129,000)	(406,000)	(535,000)	(793,000)
Segment and consolidated net loss	$7,975,000	$4,444,000	$20,559,000	$16,496,000

Other segment items consist of warrant issuance expense, (gain) loss on valuation of warrants, and interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of cancer. Our core objective is to leverage our proprietary phospholipid ether drug conjugate™ (PDC™) delivery platform to develop PDCs that are designed to specifically target cancer cells and deliver improved efficacy and better safety due to fewer off-target effects. We believe that our PDC platform possesses the potential for the discovery and development of the next generation of cancer-targeting treatments, and we plan to develop PDCs both independently and through research and development collaborations.

The Company is primarily focused on the development of its radioconjugate PDC programs, also known as phospholipid radioconjugates or PRCs, designed to provide targeted delivery of a radioisotope directly to cancer cells, while limiting exposure to healthy cells. We believe this profile differentiates our PRCs from many traditional on-market treatments and radiotherapeutics. Our three lead programs include:

●	Iopofosine I 131 (iopofosine I 131, or simply iopofosine), a beta-emitting iodine-131 based program has been studied extensively in solid tumors and hematologic malignancies including our lead program in Waldenström macroglobulinemia (WM). Our CLOVER WaM Phase 2b pivotal trial of iopofosine in patients with relapse/refractory (r/r) WM observed statistically significant outcomes with both the primary endpoint of Major Response Rate (MRR) and secondary endpoint of median duration of response (DoR). On June 4, 2025, the Company announced that the U.S. Food and Drug Administration (the “FDA”) granted Breakthrough Therapy Designation for iopofosine I 131, as a radioconjugate monotherapy for the treatment of r/r WM. On September 20, 2023 the Company announced that the European Medicines Agency (EMA) granted Priority Medicines (PRIME) designation and on October 6, 2025, the Company announced that after a scientific advice procedure, the Scientific Advice Working Party (SAWP) of the EMA advised that filing for a Conditional Marketing Authorization (CMA) for iopofosine I 131 as a treatment for post - Bruton Tyrosine Kinase inhibitor (BTKi) refractory patients with Waldenstrom macroglobulinemia (WM) could be acceptable for a CMA. The Company is engaged in preparations for the initiation of its Phase 3 WM confirmatory trial and anticipates the first patient to be enrolled in the first quarter of 2027. Initiation and at least partial enrollment of this Phase 3 confirmatory trial have been identified as a required predicate to the submission of a New Drug Application (NDA) to the FDA for the accelerated approval of iopofosine I 131 as a treatment for WM.
●	CLR 121125 (CLR 125), an iodine-125 Auger-emitting program, is currently in a Phase 1b dose finding clinical trial for Triple Negative Breast Cancer (TNBC). CLR 125, utilizes iodine-125 as its radiation source and has been observed to show tolerability with minimal toxicities in animal models. The Company observed CLR 125 to have good activity in multiple solid tumor models, particularly in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission only travels a few nanometers. The Company believes that for the isotope, iodine-125 to be effective, it must enter the cell and be close to the cell nucleus to affect the necessary breakage of tumor cell DNA. The Company believes that its novel phospholipid ether drug conjugate platform achieves this requirement with CLR 125. CLR 125 is designed to achieve this requirement. CLR 125 is the subject of a Phase 1b dose finding trial as described further below.
●	CLR 121225 (CLR 225), an actinium-225 based program is currently Phase 1 ready. CLR 225 has shown activity in multiple solid tumor animal models including pancreatic, colorectal and breast cancers. CLR 225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and tumor uptake. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. The Company is prepared to initiate a Phase 1 imaging and dose escalation safety trial subject to corporate strategy.

Clinical Pipeline

Iopofosine I 131 - Background

The U.S. Food and Drug Administration (FDA) granted iopofosine I 131 Break-through Designation for r/r WM and Fast Track Designation (FTD) for lymphoplasmacytic lymphoma (LPL) and WM patients having received two or more prior treatment regimens, as well as r/r MM and r/r diffuse large B-cell lymphoma (DLBCL). Orphan Drug Designations (ODDs) have been granted for LPL/WM, MM, neuroblastoma, soft tissue sarcomas including rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. Iopofosine was also granted Rare Pediatric Disease Designation (RPDD) for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The European Commission granted iopofosine PRIME Designation for WM and ODD for treatment of r/r MM and WM.

Additionally, in June 2020, the European Medicines Agency’s (EMA) Micro, Small and Medium-sized Enterprise office granted Cellectar Small and Medium-Sized Enterprise (SME) status. SME status allows us to participate in significant financial incentives that include a 90% to 100% EMA fee reduction for scientific advice, clinical trial protocol design assistance, endpoints and statistical considerations assistance, and fees for pre- and post-authorization regulatory inspections as well as fee waivers for selective EMA pre-and post-authorization regulatory filings, including orphan drug and PRIME designations. We are also eligible to obtain EMA certification of quality and non-clinical data. Other financial incentives include EMA-provided translational services of all regulatory documents required for market authorization, further reducing the financial burden of the market authorization process.

Iopofosine I 131 - Clinical Trials

CLOVER WaM Phase 2b WM Pivotal Registration Trial - Initial Top Line Data

Based upon the clinical results from our Phase 2a CLOVER-1 clinical trial which showed a 100% ORR in six WM patients and an 83.3% MRR with one patient achieving a complete response (CR) lasting 39 months post-last treatment the CLOVER WaM Phase 2b trial was designed as a pivotal registration trial evaluating iopofosine in WM patients that were r/r to at least two prior lines of therapy including having failed or having a suboptimal response to a BTKi.

The CLOVER WaM Phase 2b trial completed enrollment in the fourth quarter of 2023, and initial top line data from the trial was reported in January 2024. CLOVER-WaM was a single-arm trial with a target enrollment of 50 patients. Based upon the data from September 2024, the CLOVER WaM trial enrolled a total of 55 patients in the modified Intent to Treat (mITT) population and met its primary endpoint with a major response rate (MRR) of 58.2% (95% confidence interval [44.50%, 75.80%, two-sided p value < 0.0001]) exceeding the FDA agreed-upon statistical hurdle of 20%. The overall response rate (ORR) in evaluable patients was 83.6%, and 98.2% of patients experienced disease control. Responses were durable, with median duration of response not reached at 11.4 months of follow-up and 76% of patients remaining progression free at a median follow-up of eight months. These outcomes exceed historic real-world data which demonstrate a 4-12% MRR and a duration of response of approximately six months in a patient population that is less pretreated and not refractory to multiple classes of drugs. Notably, an iopofosine I 131 monotherapy achieved a 7.3% complete remission (CR) rate in this highly refractory WM population. Overall, 45 (69.2%) patients had prior exposure to at least 3 classes of drugs, and 19 (29.2%) patients had prior exposure to at least 4 drug classes of anti-cancer therapies. Forty-eight (73.8%) patients had prior exposure to a BTKi of which 37 (77.1%) were deemed to be refractory to BTKis. Forty-three (66.2%) patients were exposed to BTKi and anti-CD20 antibody with 25 (58.1%) being refractory to both BTKi and anti-CD-20 antibodies. Thirty-seven (56.9%) patients had prior exposure to BTKi, anti-CD20 antibody, and chemotherapy and 18 (48.6%) patients were refractory to all three classes of drugs, BTKi, anti-CD20 antibody, and chemotherapy. Iopofosine I 131 was well tolerated and its toxicity profile was consistent with the Company’s previously reported safety data. The safety population was 65 patients which included patients that received at least a single dose of iopofosine I 131 but did not receive the necessary total body dose required for an efficacy assessment. There were 3 (4.6%) patients that experienced treatment-related adverse events (TRAEs) leading to discontinuation. The rates of greater TRAEs observed in more than 10% of patients included thrombocytopenia (56 [86.2%] patients), neutropenia (52 [80.0%] patients), anemia (42 [64.6%] patients) and decreased white blood cell count (21 [32.3%] patients) among hematologic toxicities and fatigue (22 [33.8%] patients), nausea (19 [29.2%] patients) and diarrhea (13 [20.0%] patients) among non-hematologic toxicities. The rates of Grade 3 or greater TRAEs observed in more than 10% of patients included thrombocytopenia (53 [81.5%] patients), neutropenia (43 [66.2%] patients), anemia (31 [47.7%] patients), decreased white blood cell count (18 [27.7%]), decreased lymphocyte count 8 (12.3%). All patients recovered from cytopenias with no reported aplastic sequelae. Importantly, there were no clinically significant bleeding events, and the rate of febrile neutropenia was 10.8%. There were no treatment-related deaths in the trial.

CLOVER-WaM Phase 2b WM Pivotal Registration Trial – 12-Month Follow-Up Data

On May 5, 2026, the Company reported positive 12-month follow-up data from its Phase 2b CLOVER WaM clinical trial evaluating iopofosine I 131 in the per protocol trial population (n=55) patients with r/r WM. The Company announced that 83.6% Overall Response Rate (“ORR”) and 61.8% Major Response Rate (“MRR”) were observed in the heavily pretreated population with median duration of response (DoR) of 17.8 months, which represents the achievement of the secondary endpoint. Median Progression-Free Survival (PFS) was 13.5 months, with a Very Good Partial Response/Complete Response Rate (VGPR/CR) of 14.5%, and a Disease Control Rate (DCR) of 98.2%.

Additionally, the subset efficacy results in BTKi-Exposed Patients (n=39) were observed to be an MRR of 64.1%, with a DoR of 18.2 months and PFS of 15.9 months. In BTKi-Refractory Patients (n=33), these observed rates were MRR of 63.6%, DoR of 18.2 months and PFS of 14.8 months. In the trial, observed adverse events were transient and there were no significant bleeding events and low rates of infection (<10%). Cytopenias were the most common treatment-emergent adverse events. Non-hematologic toxicities were primarily low grade (Grade <2).

Phase 3 WM Confirmatory Trial – Overview

On March 6, 2025, the Company conducted its End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). As a result of the meeting, and clarified by subsequent written correspondence, the Company believes that it understands a path forward for potential accelerated and full approval of iopofosine I 131 in WM based upon the CLOVER WaM trial and the initiation of a comparator-controlled Phase 3 confirmatory trial assessing progression free survival as the primary endpoint. The Company initiated activities related to the Phase 3 confirmatory trial in June of 2026. These activities include, but are not limited to, selection of and finalizing the contract with the lead Contract Research Organization (CRO), finalizing the protocol and statistical analysis plan, site feasibility and qualification visits. The trial is designed based upon a series of communications with the FDA, including an End-of-Phase-2 (EOP2) meeting. Following FDA guidance, the Company believes that accelerated approval of iopofosine I 131 will be based upon the CLOVER WaM trial and the initiation of a comparator-controlled Phase 3 confirmatory trial assessing progression free survival as the primary endpoint in WM patients. Full approval of iopofosine will be based upon the demonstration of superior progression free survival of iopofosine against a comparator in 2nd line of therapy or later immediately post BTKi treatment and would be granted accelerated approval if accepted. The submission for accelerated approval utilizing the CLOVER WaM trial data can occur at the time of or after the initiation of this Phase 3 randomized controlled confirmatory trial and patient enrollment must be ongoing at the time of the FDA’s decision on the accelerated NDA. The Company is currently preparing a Phase 3 trial that will be a comparator, randomized controlled trial with approximately 100 WM patients per arm; full patient enrollment is projected within 18-24 months of the first patient admitted. The Company anticipates the first patient to be enrolled in the first quarter of 2027.

Phase 1b/2a Iopofosine I 131 Dosimetry Trial

The Phase 1b/2a dosimetry trial is an open label, multicenter trial evaluating dosimetry, safety, and efficacy of iopofosine I 131 in WM participants. The trial was recommended by the FDA and the data are planned to be included in the full approval application post the completion of the Phase 3 confirmatory trial. Up to 30 participants will be enrolled to assess radiation dosimetry and biodistribution of iopofosine I 131. Following administration of Cycle 1 Day 1 and Cycle 2 Day 1 iopofosine I 131 doses, single photon-emission computed tomography/computed tomography (SPECT/CT) imaging will be performed on Day 1 (1 hour post iopofosine I 131 infusion), Day 2 (24 hours post infusion), Day 4 (72 hours post infusion), and Day 11 (240 hours post infusion). Blood samples for dosimetry assessment will be collected on Day 1 (1 hour and 2 hours post iopofosine I 131 infusion), Day 2 (24 hours post infusion), Day 3 (48 hours post infusion), Day 4 (72 hours post infusion), and Day 11 (240 hours post infusion).

The primary endpoint is to characterize total body and normal-organ absorbed doses of iopofosine I 131 in participants with Waldenstrom Macroglobulinemia (WM) at the defined fixed dose of 15 mCi/m2 given day 1 and 15 of each cycle and to estimate cumulative absorbed dose across the planned administrations. The secondary and exploratory efficacy endpoints include determination of MRR, ORR, DOR, PFS, OS, individual rates of response (CR, VGPR, PR, MR, SD), TFS, and TtNT of iopofosine I 131 in participants with WM. In WM, disease is measured by serological markers (e.g., total serum IgM and/or monoclonal M-protein) and, when applicable, radiographically measurable extramedullary lesions. The participants’ response will be determined using the modified IWWM-11 response criteria.

CLOVER-1 Phase 2a Trial: Patients with Select B-Cell Malignancies

In July 2016, the Company was awarded a $2,000,000 National Cancer Institute (NCI) Fast-Track Small Business Innovation Research grant to further advance the clinical development of iopofosine. The funds partly supported the initiation of our Phase 2a CLOVER-1 trial which initiated in March 2017.

The Phase 2a was an open-label trial designed to determine the clinical benefits, the efficacy and safety of CLR 131 in select B-cell malignancies with unmet clinical need including (multiple myeloma (MM), indolent chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL), lymphoplasmacytic lymphoma (LPL)/Waldenstrom’s macroglobulinemia (WM), marginal zone lymphoma (MZL), mantle cell lymphoma (MCL), DLBCL, and central nervous system lymphoma (CNSL) who have been previously treated with standard therapy for their underlying malignancy. The trial was conducted in approximately 10 U.S. cancer centers in patients with orphan-designated relapse or refractory hematologic cancers. The planned trial enrollment was up to 80 patients. The trial’s primary endpoint was clinical benefit response (CBR), with secondary endpoints of ORR, PFS, time to next treatment (TtNT), median Overall Survival (mOS), Duration of Response (DOR) and other markers of efficacy following patients receiving one of three total body doses (TBD) of iopofosine (<50mCi, ~50mCi and >60mCi), with the option for a second cycle approximately 75-180 days later. Dosages were provided either as a single bolus or fractionated (the assigned dose level split into two doses) given day 1 and day 15. Over the course of the trial the dosing regimen of iopofosine advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2). Adverse events occurring in at least 25% of subjects were fatigue (39%) and cytopenias, specifically, thrombocytopenia (75%), anemia (61%), neutropenia (54%), leukopenia (51%), and lymphopenia (25%). Serious adverse events occurring in greater than 5% of subjects were restricted to thrombocytopenia (9%) and febrile neutropenia (7.5%). As of March 2022, the trial arms for CLL/SLL, LPL/WM, MZL, MCL, and DLBCL were closed. Dosing of patients varied by disease state cohort and was measured in terms of TBD. The trial met the primary endpoints from the Part A dose-finding portion. The following Clover-1 information outlines select patient cohorts.

CLOVER-1 Phase 2a Trial: Patient Cohort with r/r Multiple Myeloma

In September 2020, we announced that a 40% ORR was observed in the subset of refractory MM patients deemed triple class refractory who received 60 mCi or greater TBD. Triple class refractory is defined as patients that are refractory to immunomodulatory, proteasome inhibitors and anti-CD38 antibody drug classes. The 40% ORR (6/15 patients) represents triple class refractory patients enrolled in Part A of Cellectar’s CLOVER-1 trial and additional patients enrolled in Part B from March through May 2020 and received >60mCi TBD (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Patients with MM received 40 mg of dexamethasone concurrently beginning within 24 hours of the first CLR 131 infusion. All MM patients enrolled in the expansion cohort are required to be triple class refractory. The additional six patients enrolled in 2020 were heavily pre-treated with an average of nine prior multi-drug regimens. Three patients received a TBD of > 60 mCi and three received less than 60 mCi. Consistent with the data released in February 2020, patients receiving > 60 mCi typically exhibit greater responses. Study results confirmed that patients continued to tolerate iopofosine well, with the most common and almost exclusive treatment-emergent adverse events are cytopenias, such as thrombocytopenia, neutropenia, and anemia.

In December 2021, we presented data from 11 MM patients from our Phase 2 CLOVER-1 trial in a poster at the American Society of Hematology (ASH) Annual Meeting and Exposition. The MM patients were at least triple class refractory (defined as refractory to an immunomodulatory agent, proteasome inhibitor and monoclonal antibody) with data current as of May 2021. Patients had a median of greater than 7 prior therapies with 50% classified as high risk. Initial results in these patients showed an ORR of 45.5%, a CBR of 72.7%, and a disease control rate (DCR) of 100%. Median PFS was 3.4 months. In a subset of five quad/penta drug refractory patients, efficacy increased, demonstrating an ORR of 80% and CBR of 100% in this highly treatment refractory group. The most observed treatment emergent adverse events were cytopenias that included Grade 3 or 4 thrombocytopenia (62.5%), anemia (62.5%), neutropenia (62.5%) and decreased white blood cell count (50%). Treatment emergent adverse events were mostly limited to bone marrow suppression in line with prior observations. No patients experienced treatment emergent adverse events of neuropathy, arrhythmia, cardiovascular event, bleeding, ocular toxicities, renal function, alterations in liver enzymes, or infusion-site reactions or adverse events.

The Phase 2b trial evaluated highly refractory MM patients including triple class, quad- and penta-drug refractory patients, and post-BCMA immunotherapy patients. The study also evaluated iopofosine I 131 in r/r CNSL patients. Iopofosine resulted in response rates of 40% in triple class refractory patients, 53.8% in quad/penta drug refractory and 62.5% in high-risk patients. A 50% ORR was reported in patients that were post-BCMA treatment. Treatment emergent adverse events were consistent with previously reported outcomes with cytopenias representing the most commonly reported Grade 3/4 events with almost no off-target events being reported.

Based upon iopofosine being well tolerated across all dose groups, the observed response rate, and in difficult to treat patients such as high risk and triple class refractory or penta-refractory, and corroborating data showing the potential to further improve upon current ORRs and durability of those responses, the trial has been expanded to test a two-cycle dosing optimization regimen with a target TBD >60 mCi/m2 of iopofosine.

CLOVER-1 Phase 2a Trial: Patient Cohort with r/r non-Hodgkin’s Lymphoma

In February 2020, we announced positive data from our Phase 2a CLOVER-1 trial in patients with NHL. Patients were treated with three different doses (<50mCi, ~50mCi and >60mCi TBD). Patients in the r/r NHL cohort received TBD of either ≥ 60 mCi or < 60 mCi (25 mCi/m2 single bolus, 31.25 mCi/m2 fractionated, 37.5 mCi/m2 fractionated, or two cycles of mCi/m2 fractionated) either as a bolus dose or fractionated. Patients with r/r NHL who received <60mCi TBD and the >60mCi TBD had a 42% and 43% ORR, respectively and a combined rate of 42%. These patients were also heavily pre-treated, having a median of three prior lines of treatment (range, 1 to 9) with most patients being refractory to rituximab and/or ibrutinib. The patients’ median age was 70 with a range of 51 to 86 years of age. All patients had bone marrow involvement with an average of 23%. In addition to these findings, subtype assessments were completed in the r/r B-cell NHL patients. We observed a 30% ORR in patients with DLBCL, with one patient achieving a CR, which continues at more than 99 months post-treatment. The ORR for CLL/SLL and MZL patients was 33%. The most frequently reported adverse events in all patients were cytopenias, which followed a predictable course and timeline. The frequency of adverse events did not increase as doses were increased and the profile of cytopenias remained consistent. Importantly, our assessment is that these cytopenias have had a predictable pattern to initiation, nadir and recovery and are treatable. The most common grade ≥3 events at the highest dose (75mCi TBD) were hematologic toxicities including thrombocytopenia (65%), neutropenia (41%), leukopenia (30%), anemia (24%) and lymphopenia (35%). No patients experienced cardiotoxicities, neurological toxicities, infusion site reactions, peripheral neuropathy, allergic reactions, cytokine release syndrome, keratopathy, renal toxicities, or changes in liver enzymes. The safety and tolerability profile in patients with r/r NHL was similar to r/r MM patients except for fewer cytopenias of any grade.

Phase 1 Trial in Patients with r/r Multiple Myeloma

In February 2020, final results from a multicenter, Phase 1 dose escalation clinical trial of iopofosine in r/r MM were presented. The trial was designed to evaluate the safety and potential initial efficacy of iopofosine administered in an up to 30-minute I.V. infusion either as a single bolus dose or as a fractionated dose in heavily pretreated MM patients. The trial enrolled a total of 26 evaluable patients at three trial sites. For the trial, which used a modified three-plus-three dose escalation design, 15 evaluable patients were dosed in single bolus doses from 12.5mCi/m2 up to 31.25mCi/m2 (TBD 20.35-59.17 mCi) and 11 evaluable patients were dosed in fractionated dosing cohorts of 31.25mCi/m2 to 40mCi/m2 (TBD 54.915-89.107 mCi). An independent Data Monitoring Committee (iDMC) did not identify dose-limiting toxicities in any cohort. Of the 26 evaluable patients in the trial, a partial response was observed in 4 of 26 patients (15.4%) and stable disease or minimal response in 22 of 26 patients (84.6%), for a disease control rate of 100%. A significant decrease in M-protein and free light chain (FLC) was also observed.

Iopofosine in combination with dexamethasone was under investigation in adult patients with r/r MM. MM is an incurable cancer of the plasma cells and is the second most common form of hematologic cancer. Patients had to be refractory to or relapsed from at least one proteasome inhibitor and at least one immunomodulatory agent. The clinical trial was a standard three-plus-three dose escalation safety trial to determine the maximum tolerable dose. We use the International Myeloma Working Group (IMWG) definitions of response, which involve monitoring the surrogate markers of efficacy, M protein and FLC. The IMWG defines a PR as a 50% or greater decrease in M protein or to 50% or greater decrease in FLC levels (for patients in whom M protein is unmeasurable). Secondary objectives included the evaluation of therapeutic activity by assessing surrogate efficacy markers, which include M protein, FLC, PFS and OS. All patients were heavily pretreated with an average of five prior lines of therapy. An iDMC assessed the safety of iopofosine up to its planned maximum single, bolus dose of 31.25 mCi/m2 or a TBD of ~63 mCi. The four single-dose cohorts examined were: 12.5 mCi/m2 (~25mCi TBD), 18.75 mCi/m2 (~37.5mCi TBD), 25 mCi/m2(~50mCi TBD), and 31.25 mCi/m2(~62.5mCi TBD), all in combination with low dose dexamethasone (40 mg weekly). Of the five patients in the first cohort, four were assessed as achieving stable disease and one patient progressed at Day 15 after administration and was taken off the trial. Of the five patients admitted to the second cohort, all five were assessed as achieving stable disease; however, one patient progressed at Day 41 after administration and was taken off the trial. Four patients were enrolled to the third cohort, and all were assessed as achieving stable disease. In September 2017, we announced safety and tolerability data for cohort 4, in which patients were treated with 31.25 mCi/m2 of iopofosine in a single infusion with a duration of no more than 30 minutes, which was tolerated by the three patients in the cohort. Additionally, all three patients experienced CBR with one patient achieving a partial response (PR). The patient experiencing a PR had an 82% reduction in FLC. This patient did not produce M protein, had received seven prior lines of treatment including radiation, stem cell transplantation and multiple triple combination treatments including one with daratumumab that was not tolerated. One patient experiencing stable disease attained a 44% reduction in M protein. In January 2019, we announced that the pooled mOS data from the first four cohorts was 22.0 months. In late 2018, we modified this trial to evaluate a fractionated dosing strategy to potentially increase efficacy and decrease adverse events.

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

In May 2019, we announced that the FDA granted Fast Track Designation for iopofosine in fourth line or later r/r MM. Patients in the trial received up to four, approximately 20-minute, IV infusions of iopofosine over 3 months, with doses given 14 days apart in each cycle and a maximum of two cycles. Low dose dexamethasone 40 mg weekly (20mg in patients ≥ 75), was provided for up to 12 weeks. The planned trial enrollment was up to 80 patients. Its primary endpoint was clinical benefit rate (CBR), with additional endpoints of ORR, PFS, median overall survival (OS) and other markers of efficacy. Over the course of the trial the dosing regimen of iopofosine advanced from a single bolus dose to two cycles of fractionated administrations of 15 mCi/m2 per dose on days 1, 15 (cycle 1), and days 57, 71 (cycle 2). Following treatment with iopofosine, approximately 91% of patients experience a reduction in tumor marker with approximately 73% experiencing greater than 37% reduction.

CLOVER 2: Phase 1 Trial in r/r Pediatric Patients with select Solid tumors, Lymphomas and Malignant Brain Tumors

The Phase 1b portion of this trial was partially funded by a $1,900,000 National Cancer Institute (NCI) Small Business Innovation Research (SBIR) grant. In December 2017, the FDA’s Division of Oncology accepted our IND trial design and in 2018, the FDA granted ODD and RPDD for iopofosine for the treatment of neuroblastoma, rhabdomyosarcoma, Ewing’s sarcoma and osteosarcoma. The trial was initiated during the first quarter of 2019 and was conducted internationally at seven leading pediatric cancer centers.

This Phase 1 trial evaluated iopofosine in children and adolescents with rare and orphan designated cancers including select solid tumors, lymphomas and malignant brain tumors. The Phase 1 clinical trial was an open-label, sequential-group, dose-escalation trial evaluating the safety and tolerability of intravenous administration of iopofosine in children and adolescents with relapsed or refractory malignant solid tumors (neuroblastoma, Ewing’s sarcoma, osteosarcoma, rhabdomyosarcoma) and lymphoma or recurrent or refractory malignant brain tumors for which there are no standard treatments. Secondary objectives of the trial were to identify the recommended efficacious dose of iopofosine and to determine preliminary antitumor activity (treatment response) of iopofosine in children and adolescents.

In August 2020, based on data on four dose levels from 15mCi/m2 up to 60mCi/m2, the iDMC permitted the beginning of the evaluation of the next higher dose cohort, at 75mCi/m2. The iDMC advised, based upon the initial data, to enrich the 60 mCi/m2 dose level for patients over the age of 10 with HGG and Ewing sarcoma. Changes in various tumor parameters appeared to demonstrate initial response and tumor uptake. This includes patients with relapsed HGGs with over five months of PFS. In November 2020, we announced and provided clinical data showing that iopofosine had been measured in pediatric brain tumors, confirming that systemic administration of iopofosine crosses the blood brain barrier and is delivered into tumors. In addition, data showed disease control in heavily pretreated patients with ependymomas. In November 2021, we announced favorable data on changes in various tumor parameters in a Phase 1 trial in children and adolescents with relapsed and refractory high-grade gliomas (HGGs) and soft tissue sarcomas. Pediatric HGGs are a collection of aggressive brain and central nervous system tumor subtypes (i.e. diffuse intrinsic pontine gliomas, glioblastomas, astrocytomas, ependymomas, etc.) with about 400 new pediatric cases diagnosed annually in the U.S. Children with these tumors have a poor prognosis and limited 5-year survival. Adverse events occurring in at least 25% of subjects were fatigue, headache, nausea and vomiting (28% respectively), and cytopenias, specifically, thrombocytopenia (67%), anemia (67%), neutropenia (61%), leukopenia (56%), and lymphopenia (33%). There were no serious adverse events occurring in more than 2 subjects. The part A portion of this Phase 1 trial was concluded with the maximum tolerated dose determined to be greater than 60mCi/m2 administered as a fractionated dose.

CLOVER-2 Phase 1b trial was an open-label, international dose-finding trial evaluating two different doses and dosing regiments of iopofosine in pediatric patients with r/r high-grade gliomas. These cancer types were selected for clinical, regulatory and commercial rationales, including the radiosensitive nature and continued unmet medical need in the r/r setting, and the rare disease determinations made by the FDA based upon the current definition within the Orphan Drug Act. The study is no longer enrolling patients.

Phase 1 Trial in r/r Head and Neck Cancer

In August 2016, the University of Wisconsin Carbone Cancer Center (UWCCC) was awarded a five-year Specialized Programs of Research Excellence (SPORE) grant of $12,000,000 from the NCI and the National Institute of Dental and Craniofacial Research to improve treatments and outcomes for head and neck cancer (HNC) patients. HNC is the sixth most common cancer across the world with approximately 56,000 new patients diagnosed every year in the U.S. As a key component of this grant, the UWCCC researchers completed testing of iopofosine in various animal HNC models and initiated the first human clinical trial enrolling up to 30 patients combining iopofosine and external beam radiation treatment (EBRT) with recurrent HNC in the fourth quarter of 2019. UWCCC has completed the part A portion of a safety and tolerability trial of iopofosine in combination with EBRT and preliminary data suggest safety and tolerability in relapsed or refractory HNC. The reduction in the amount or fractions (doses) of EBRT has the potential to diminish the (number and severity of) adverse events associated with EBRT. Patients with HNC typically receive approximately 60-70 Grays (Gy) of EBRT given as 2 - 3 Gy daily doses over a six-week timeframe. Patients can experience long-term tumor control following re-irradiation in this setting; however, this approach can cause severe injury to normal tissue structures, significant adverse events and diminished quality of life. Part B of the trial was to assess the safety and potential benefits of iopofosine in combination with EBRT in a cohort of up to 24 patients. This portion of the trial has fully enrolled, and data were reported at the ASTRO 2024 conference on March 2, 2024. Complete remission was achieved in 64% of patients, with an ORR of 73% (n=11). Prior to treatment with iopofosine I 131, six patients had multiple recurrences, and one had metastatic disease, both of which are indicative of poor outcomes. Additionally, in the trial we observed durability of tumor control with an overall survival of 73% and progression free survival of 36% at 12 months. Eleven patients (92%) experienced a treatment-related adverse event. Treatment-related adverse events of grade 3 or higher occurring in 20% or more patients were thrombocytopenia (75%), lymphopenia (75%), leukopenia (75%), neutropenia (67%), and anemia (42%). Observed adverse events were consistent with the known toxicity profile of iopofosine I 131, with cytopenias being the most common. All patients recovered. We believe that these data support the notion of enhanced patient outcomes when combining the use of iopofosine I 131 in combination with external beam radiation for a treatment of solid tumors.

Clinical and Preclinical

CLR 121125 Clinical Trial

CLR 121125 (CLR 125), an iodine-125 Auger-emitting program, is currently in a Phase 1b dose finding clinical trial for TNBC. CLR 125 utilizes iodine-125 as its radiation source and has been observed to show tolerability with minimal toxicities in animal models. The Company observed CLR 125 to have good activity in multiple solid tumor models, particularly in triple negative breast cancer. Auger emitters provide the greatest precision in targeted radiotherapy as the emission only travels a few nanometers. The Company believes that for iodine-125 to be effective, the isotope must enter the cell and be close to the cell nucleus to affect the necessary breakage of tumor cell DNA. The Company believes that its novel phospholipid ether drug conjugate platform achieves this requirement with CLR 125. In preclinical in vivo evaluations of CLR 125 utilizing TNBC models, the compound was observed to have tumor uptake at a substantially higher rate than that of healthy tissue. Additionally, no signs of end-organ toxicity were observed including hematological toxicity. In April 2026, the Company subsequently initiated a Phase 1b clinical trial in TNBC. The trial objective is to determine the Phase 2 dosing level with secondary endpoints including safety, tolerability, initial response assessment and distribution. The trial is a randomized, open-label, multi-center trial designed to compare the safety and efficacy of CLR 125 in patients with advanced TNBC who are relapsed/refractory (r/r) to at least one prior therapy. Three dose levels will be assessed in parallel, with enrollment of patients in a 1:1:1 manner. If required, we expect that each arm will have a minimum of 15 evaluable patients. CLR 125 will be administered as a fractionated dose on Day 1 and Day 3 for cycle 1 and repeat approximately every eight weeks for subsequent cycles. Depending on arm assignments, patients will receive between two and four cycles. An expansion arm may consist of at least 15 patients following evaluation of the three dose levels by the data monitoring committee (DMC). If required, we plan to enroll up to a maximum of 75 patients. Safety and tolerability of CLR 125 will be assessed by physical examination, Eastern Cooperative Oncology Group (ECOG) performance status, vital signs and laboratory tests.

CLR 121225 Preclinical Evaluation

CLR 121225 (CLR 225), an actinium-225 based program is currently Phase 1 ready. CLR 225 has shown activity in multiple solid tumor animal models including pancreatic, colorectal and breast cancers. CLR 225 was well tolerated in these models with the animals showing no adverse events at the highest doses tested. The compound demonstrated excellent biodistribution and tumor uptake. Furthermore, in multiple models of pancreatic adenocarcinoma, including highly refractory pancreatic cancer, we have observed proportional dose response with a single dose of CLR 225 providing either tumor stasis at the lowest dose tested or tumor volume reduction at the higher doses. Survival benefit was observed at four different dosing levels. Observed biodistribution exhibited substantial uptake in the tumor while remaining low in healthy tissue. The Company is prepared to initiate a Phase 1 imaging and dose escalation safety trial subject to corporate strategy.

Additional Pipeline Candidates

We believe our PDC platform has potential to provide targeted delivery of a diverse range of oncologic payloads. Additional pipeline product candidates, described below, may also result in improvements to the current standard of care (SOC) for the treatment of a broad range of human cancers:

●	The Company has developed a series of proprietary small molecule phospholipid drug conjugates. These programs employ either novel payload or novel linkers. Many of these molecules have demonstrated efficacy and tolerability in preclinical mouse models. Collaborations have provided significant data which has led Cellectar to select a series of highly potent cytotoxic small molecule payloads for further development.
●	In collaboration with other parties, Cellectar has validated that the PLE is capable of delivering peptide payloads and oligonucleotide (siRNA, mRNA, etc.) payloads to the tumors when delivered systemically. These molecules have also been shown to demonstrate activity and safety in multiple preclinical mouse models. Based upon these collaborations and the data, the Company has initiated internal proprietary programs with each of these treatment modalities.
●	We are also evaluating other alpha-emitting isotopes such as astatine-211 and lead-212 in preclinical studies.

Technology Overview: PDC Platform

Mechanism of Action

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

Products in Development

Phospholipid RadioConjugates (PRC’s)

In parallel to advancing the clinical development of our lead PDCs in both adult and pediatric orphan indications, we remain focused on exploring the creation of additional PDCs ranging from newly discovered to well-characterized anti-cancer agent payloads. The objective is to develop PDC chemotherapeutics through conjugation of our delivery vehicle and non-targeted anti-cancer agents to improve therapeutic indices and expand potential indications through the targeted delivery of chemotherapeutic payloads. A number of non-radiotherapeutic treatment modalities, such as small-molecule, peptide, and oligonucleotide cancer-targeting chemotherapeutics, are in pre-clinical research. To date, multiple cancer-targeting product profiles have been generated from a single chemical core structure that is the foundation of our technology platform. We also believe that additional cytotoxic PDCs may be developed possessing enhanced therapeutic indices versus the original, non-targeted cytotoxic payload as a monotherapy.

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

Tumor treatment with radioactive isotopes has been used as a fundamental cancer therapeutic for nearly a century. The goals of targeted cancer therapy - selective delivery of effective doses of isotopes that destroy tumor tissue, sparing of surrounding normal tissue, and non-accumulation in vital organs such as the liver and kidneys - remain goals of new therapies as well. We believe our targeted delivery technology has the potential to achieve these goals. Iopofosine has been shown in animal models and various clinical trials to reliably, and near-universally, accumulate in cancer cells including cancer stem cells. This strategy has allowed us to take a multi-indication approach in the development and potential commercialization of iopofosine. To date, we have focused on rare cancers with significant unmet need including WM, MM, sarcomas, and HGG, among others.

Financing

On May 5, 2026, the Company announced that it had entered into a securities purchase agreement with certain institutional investors, and an additional securities purchase agreement with certain members of management, to issue and sell an aggregate of approximately $35 million upfront and up to $105 million in milestone-based securities in a registered direct offering of common stock and a concurrent private placement of common stock, pre-funded warrants, and milestone-based warrants. The transactions closed on May 6, 2026, and resulted in net proceeds to the Company of approximately $31.7 million. The proceeds from this financing will be used for general corporate purposes, including to support the initiation of a Phase 3 confirmatory study of iopofosine I 131 for the treatment of WM patients.

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

Three Months Ended September 30, 2026 and 2025

Research and Development. Research and development expenses for the three months ended September 30, 2026, were approximately $5,436,000, compared to approximately $2,523,000 for the three months ended September 30, 2025.

The following table is a summary comparison of approximate research and development costs for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	Variance
Clinical project costs	$3,604,000	$582,000	$3,022,000
Manufacturing and related costs	1,034,000	1,195,000	(161,000)
Pre-clinical project costs	110,000	72,000	38,000
General research and development costs	688,000	674,000	14,000
	$5,436,000	$2,523,000	$2,913,000

The overall increase in research and development expense was approximately $2,913,000, or 115%. The increase in spending was composed primarily of increased clinical project costs and manufacturing and related costs resulting from the initiation of activities relating to our Phase 3 confirmatory trial of iopofosine I 131 in WM and increased spending for our Phase 1b trial of CLR 125 in TNBC, offset in part by reduced activity in our pediatric study in high-grade glioma.

General and administrative. General and administrative expense for the three months ended September 30, 2026, was approximately $2,668,000, compared to approximately $2,327,000 for the same period in 2025. The overall increase in general and administrative expense of approximately $341,000, or 15%, was driven by costs associated with an increase in professional fees and personnel costs.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2026, was approximately $129,000, as compared to approximately $407,000 in the same period of 2025, resulting almost exclusively from changes in warrant valuation, which are non-cash in nature, and are primarily impacted by fluctuations in the Company’s common stock price. Interest income increased year-over-year to approximately $179,000 in 2026 as compared to approximately $113,000 in the three months ended September 30, 2025. The Company’s higher amounts of invested funds drove the increase.

Nine Months Ended September 30, 2026 and 2025

Research and Development. Research and development expenses for the nine months ended September 30, 2026, were approximately $13,000,000, compared to approximately $8,340,000 for the nine months ended September 30, 2025.

The following table is a summary comparison of approximate research and development costs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	Variance
Clinical project costs	$7,126,000	$2,685,000	$4,441,000
Manufacturing and related costs	3,556,000	2,776,000	780,000
Pre-clinical project costs	245,000	724,000	(479,000)
General research and development costs	2,073,000	2,155,000	(82,000)
	$13,000,000	$8,340,000	$4,660,000

The overall increase in research and development expense of approximately $4,660,000, or 56%, was primarily a result of increased clinical project costs and manufacturing and related costs of approximately $4,441,000 and $780,000, respectively, resulting from the initiation of our activities relating to our Phase 3 confirmatory trial of iopofosine I 131 in WM and our Phase 1b trial of CLR 125 in TNBC, offset in part by decreased pre-clinical project costs of approximately $479,000, driven by reduced activity in our pediatric study in high-grade glioma.

General and administrative. General and administrative expense for the nine months ended September 30, 2026, was approximately $8,094,000, compared to approximately $8,949,000 for the same period in 2025. The overall decrease in general and administrative expense of approximately $855,000, or 10%, was driven by decreases in professional fees, pre-commercialization activities and personnel costs.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2026, was approximately $535,000, as compared to approximately $793,000 of income in the same period of 2025, resulting from changes in warrant valuation and interest income. The changes in warrant valuation impacts are non-cash in nature and are largely driven by fluctuations in the Company’s common stock price. Interest income increased to approximately $376,000 in the nine months ended September 30, 2026, as compared to approximately $338,000 for the same period in 2025. Higher average amounts of invested funds in the current year were the primary driver of the increase.

Liquidity and Capital Resources

We have incurred losses since inception in devoting substantially all of our efforts toward research and development of drug candidates for which we are seeking FDA approval. During the nine months ended September 30, 2026, we generated a net loss of approximately $20.6 million and used approximately $20.3 million in cash for operations. We expect that we will continue to generate operating losses for the foreseeable future. As of September 30, 2026, our consolidated cash balance was approximately $25.0 million. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity to fund the Company’s operations over the next twelve months beyond the issuance date was limited to approximately $21 million of unrestricted cash and cash equivalents. Absent further action taken by management to increase its liquidity, the Company may be unable to fund its operations under normal course beyond the second quarter of 2027. To improve the Company’s liquidity, management plans to secure additional outside capital via the sale of equity and/or debt securities or execute a strategic transaction. Management also plans to preserve liquidity, as needed, by implementing temporary cost saving measures. While management believes their plans will be successful, no assurance can be provided such plans will be effectively implemented over the next twelve months beyond the issuance date. In the event management’s plans are not effectively implemented, the Company will be required to seek other alternatives which may include, among others, strategic alternatives such as mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions, the sale of assets, discontinuance of certain operations, and/or filing for bankruptcy protection.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending June 30, 2026. Based on that evaluation, management has concluded that, as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, continuing through September 30, 2026, because of the material weaknesses described below.

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

●	Control Environment: The Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters accurately and timely. This was further impacted by the limited number of staff in the Company’s accounting and finance function. This material weakness contributed to additional material weaknesses further described below.
●	Risk Assessment: The Company does not have a formal process to identify, update, and assess risks, including risks around the accounting for complex transactions, that could significantly impact the design and operation of the Company’s control activities.
●	Control Activities: Management did not design and implement effective control activities and identified the following material weaknesses:
o	Management failed to design and implement adequate internal controls over financial reporting which resulted in the inaccurate accounting of preferred equity and warrants.
o	Management failed to design and implement adequate internal controls over the recording of stock-based compensation expense related to the restricted stock awards granted in December 2023.
o	Management failed to design and implement adequate internal controls over financial reporting as it relates to the proper fair value methodologies and assumptions used to value financial instruments, specific to the assumptions utilized in the valuation of the preferred warrants.
●	Information and Communication: As noted above, the Company had a limited number of staff in its finance and accounting function, and therefore was unable to design and maintain appropriate segregation of duties in the initiation, recording, and approval of transactions within its financial systems. This, coupled with management having not designed and maintained user access controls that adequately restrict user and privileged access to financial applications, and the absence of sufficient other mitigating controls, created segregation of duties deficiencies.
●	Monitoring Activities: Management did not appropriately select, develop, and perform ongoing evaluations to ascertain whether the components of internal controls are present and functioning.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there has been no change in our internal control over financial reporting during the period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material pending legal proceedings. From time to time, we may become a party to legal proceedings in the ordinary course of business; however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. The risk factors below and the risk factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2026, should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

Although we received net proceeds of approximately $31.7 million from our May 2026 financing and have initiated activities relating to our Phase 3 confirmatory trial, our existing cash and cash equivalents are not sufficient to complete the Phase 3 confirmatory trial or otherwise to fully execute our regulatory strategy, and we will need to raise additional funds, whether through the exercise of the warrants, the sale of equity or debt securities, a strategic transaction or otherwise. Additional funds will also be required to continue our potential EMA approval process.

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

We may not receive any proceeds from the milestone-based warrants issued in our May 2026 financing, and the exercise of those warrants would substantially dilute our stockholders.

In May 2026, we issued the 2026 Common Warrants to purchase up to an aggregate of 39,618,078 shares of our common stock at an exercise price of $2.65 per share, which, if exercised in full, would provide gross proceeds of up to approximately $105 million. The holders are not obligated to exercise these warrants, and we may require their exercise only if (i) the applicable milestone is achieved (enrollment of the first patient in our Phase 3 confirmatory trial, acceptance by the FDA of an NDA for review and FDA approval of an NDA, for the 2026 Common Warrants, respectively), (ii) the VWAP of our common stock equals or exceeds $3.45 for 20 consecutive trading days and (iii) the average daily trading volume of our common stock exceeds $500,000 over the same 20 consecutive trading days. The Tranche A, Tranche B and Tranche C Warrants expire on July 7, 2027, July 7, 2028 and July 7, 2031, respectively. We may not achieve the milestones on the anticipated timeline or at all, and the trading price and volume of our common stock may not satisfy the applicable thresholds before the warrants expire, in which case we would not receive any proceeds from these warrants and would be required to seek alternative financing, which may not be available on acceptable terms or at all. If the warrants are exercised, our existing stockholders would experience substantial dilution, and sales of the underlying shares could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLECTAR BIOSCIENCES, INC.

Date: November 10, 2026	By:	/s/ James V. Caruso
James V. Caruso
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Chad J. Kolean
Chad J. Kolean
Chief Financial Officer
(Principal Financial and Accounting Officer)